Form 10-K
period 1999-12-31
DIGIMARC CORP
filed 2000-03-28
CIK 1089443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28317
                            ------------------------

                              DIGIMARC CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                        94-3342784
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

               19801 SW 72ND AVE, STE 250, TUALATIN, OREGON 97062
               (Address of principal executive offices, Zip Code)

                                 (503) 885-9699
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 17, 2000, based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq Stock Market, was approximately $647.8 million.

    As of March 17, 2000, Registrant had 12,764,145 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   27

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISKS RELATED TO OUR BUSINESS" AND "RISKS RELATED TO OUR INDUSTRY" UNDER "BUSINESS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1:  BUSINESS

OVERVIEW

    Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our two largest near-term market opportunities--the deterrence of digital counterfeiting and piracy, and the enhancement of Internet access and navigation. In addition, we continue to pursue commercial applications in audio and video digital watermarking.

    Since the introduction of our first product in 1996, we have built a broad technology platform that we believe has a range of applications. Our initial products allowed copyright owners to deter the unintentional use of professional digital imaging tools in producing unauthorized high-quality copies of their images. We later developed image commerce applications that allowed customers to persistently identify their protected properties and locate these properties across the Internet, which further discourages their unauthorized distribution and use.

    Today, our business focuses on providing media commerce solutions, including copyright protection, and counterfeiting and piracy deterrence. We are currently developing additional applications to address other forms of visual media such as DVD and video, and other distribution channels such as the Internet. Our first product to address these opportunities is the MEDIABRIDGE system, which is being developed and is planned for release as a resident application in PC camera software in the second half of 2000. The MEDIABRIDGE system is intended to enable imperceptible digital code to be embedded within print media, such as magazine advertisements and articles, direct mail, coupons, catalogs, bank cards and business cards. When recognized by PC cameras enabled by our patented reader technology, that code will automatically launch the user directly to the specific Internet destination chosen by the producer of the print media. In this way, we believe the MEDIABRIDGE system will deliver more efficient Internet navigation and access to consumers and more effective means for print publications to link readers directly to supplemental news and entertainment, and targeted e-commerce points-of-sale.

PRODUCTS

    Our current and planned products are grouped along three lines of business: secure documents, copyright protection and media commerce, and MEDIABRIDGE. Each product line consists of an embedder to place our digital watermarks into content, and reader technology to detect, read and respond to the embedded code.

SECURE DOCUMENTS

    Our planned document security products will use digital watermarking to authenticate original documents, detect fraudulent documents and deter unauthorized duplication or alteration of high-value documents such as passports, tax stamps, tickets and financial instruments like securities, traveler's checks and currencies. We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with a consortium of leading central banks related to anti-counterfeiting of currencies that has accounted for more than half of our total revenue in 1998 and substantially all of our total revenue in 1999, and is expected to account for substantially all of our total revenue until we develop new sources of revenue from new products like the MEDIABRIDGE system. We also intend to pursue further development of our relationship with the consortium of central banks to develop other sources of revenue by proposing additional products and services to this customer over time and by offering the benefits of the anti-counterfeiting system to, and developing new product applications for, the issuers of other high-value documents.

COPYRIGHT PROTECTION AND MEDIA COMMERCE

    Our copyright protection and media commerce products provide a range of solutions, including copyright communication, asset management and business-to-business media commerce solutions. Our solutions are enabled by digital watermarking tools provided to content owners, and software modules provided to manufacturers and software vendors for reading the embedded code and facilitating the appropriate responses to them. Our products and services include those listed below:

    - Still Images. Copyright protection solution customers can benefit from our solutions by using a number of applications. Image creators can use Digimarc plug-ins that are bundled with a number of leading image editing applications from companies such as Adobe Systems, Corel, Micrografx and JASC Software. The Digimarc batch embedder is a stand-alone tool that processes the embedding of digital watermarks in large collections of digital images. The Digimarc digital watermarking software development kit
      (SDK) provides a programmatic interface to digital watermark embedding, detection and reading, designed for integration into client and server products. Our SDK application includes real-time server-based watermarking, where digital watermarks carrying transactional data are added to images as they are delivered to customers. Our MARCCENTRE service is a central repository of registered ownership information that is accessible by a Web user who views Digimarc-enhanced proprietary content with our patented reader technology. This service allows any user to view the information that the content owner wishes to register in MARCCENTRE. Our MARCSPIDER service searches the public Web for images containing our digital watermarks and produces reports on where and when such images are found. This service allows Web content developers, photographers, stock photography agencies and publishers of entertainment, sports and news images to track their works on the Web.

    - Video. Using a unique approach to digital watermarking, Digimarc, Macrovision and Philips engineers have developed prototypes of technology that can protect program material on videocassettes, DVDs, cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. The resulting system would complement Macrovision's widely-adopted existing video copy protection technology. Detectors can be cost effectively deployed in hardware or software to meet real-time play and record control requirements in a wide range of DVD platforms.

MEDIABRIDGE

    We anticipate that our MEDIABRIDGE system will provide the ability for printed documents to be identified by personal computers and similar devices through digital images in the documents enhanced with our watermarks that are generally imperceptible to users that will link the computer to a targeted Web destination. We believe that these enhanced images and associated reader technology will enable a variety of potential applications.

    The MEDIABRIDGE system is an application we are developing based on our patented core technology. The MEDIABRIDGE system will create new communications capabilities for media content that promote and enhance e-commerce. The MEDIABRIDGE system will be a fundamentally new way to access and use the Internet by embedding imperceptible digital code in printed materials, including, among other things, magazine advertisements, articles, covers and subscription cards, direct mailers, packaging, debit and credit cards, greeting cards, coupons, catalogues, tickets and business cards that can be read by digital devices enabled by our patented reader technology. We expect to begin marketing the MEDIABRIDGE system in the second half of 2000. The same technology can be used to permit audio, video, images and other creative properties in digital form to interact with the digital world.

TECHNOLOGY AND INTELLECTUAL PROPERTY

    Digimarc's watermarking technologies embed digital code in images and video that is imperceptible during normal use but readable by computers and software. The science of creating these imperceptible codes is known as digital watermarking. We are a leading owner of intellectual property relating to digital watermarks and pioneer in the commercial application of digital watermarking. Our technologies are supported by a broad patent portfolio covering a wide range of methods and applications for digital watermarking.

    Our core technology incorporates a method for embedding code within visual images in digital formats, such as computer files, and physical representations, such as print or film. Our primary system embeds a message in an image by making subtle changes to the brightness of the pixels, creating a message that can be detected and decoded by hardware that has been enabled with our patented reader technology. Our embedding process adjusts to the unique characteristics of the content, placing a stronger watermark signal in areas with rich detail and a weaker watermark signal in areas with little detail. Because the message is carried by the image's pixels, it is file-format independent. The message can survive most normal image edits, rotation, scaling, file-format transformations, copying, scanning and printing.

    The structure of the information in our digital watermark is modeled along the lines of a network protocol. The watermark protocol consists of protocol structure information, such as the type of message and protocol version, the actual message data and error correction data. The protocol can be upgraded to readily accommodate new message types in the future, and is designed so that later versions of our reader software will be able to read previously created watermarks. The message in our watermarked content can carry identifying information, attributes and instructions. This message is typically short in length so that it can be replicated throughout the image content many times. The information in the message can uniquely identify the content, link to Web destinations or databases, communicate information about the content, enable tracking of the content or convey instructions for software or devices.

    Our technologies allow messages in our watermarked images to survive through a variety of changes to the underlying image, including scaling and rotation of the image. The ability to be rotation independent is particularly important for images that are acquired through digital scanners or cameras because the input image is rarely at the exact same orientation as the original image. We achieve rotation independence through a patented process that incorporates orientation information into our digital watermarks, which allows our watermarks to be read regardless of their orientation relative to the scanner or camera. Using this orientation information, our patented reader technology can recover an image's embedded message after scale changes of as much as .6x to 2x the original image size. We believe these features will be important for communicating the embedded messages through changes from digital to physical form and back again. We believe these features will be especially critical for applications that include printing and scanning, or recording a digital video to VHS and back to DVD.

    To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies upon a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. We have adopted an aggressive patent strategy. We believe that we have established one of the world's most extensive patent portfolios in the field of digital watermarking, holding 16 U.S. issued patents, with at least 103 U.S. patent applications currently on file, of which two have received a notice of allowance, and at least 19 foreign patent applications pending, including Patent Cooperation Treaty applications. We also believe, based on published patents, that we hold some of the earliest invention dates on issued patents in the field of digital watermarking and that some of these early patents may be of significant value to our competitive position. We also own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies. We seek to protect new product applications through both existing patents and filings for new patents.

    Although we devote significant resources to developing and protecting our technologies, and periodically evaluate potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future. We expect that infringement claims may increase as companies become more concerned with protecting their content from electronic copying.

COMPETITION

    The markets in which we compete are emerging, highly competitive, fragmented and characterized by rapidly changing technology and evolving standards. We face competition in the overall digital watermarking market as well as in each of the market segments where our products and services compete. We believe that the principal competitive factors in the markets for our products are functionality, interoperability with major hardware and software platforms, and the costs, time to implementation and support services associated with the installation of new products and services. We have experienced and expect to continue to experience increased competition from enterprises in high-technology industries that are developing watermarking capabilities of their own, many of whom have significantly greater financial, technical and marketing resources than we have.

    Digimarc's major competition comes from the internal development efforts at high-technology companies. Internal technology departments have staffed projects to build their own watermarking systems utilizing a variety of tools. In some cases, these internal-development projects have been successful in satisfying the needs of an organization. The competitive factors in this area require that we generate a product that conforms to the customer's technology standards, scales to meet the needs of large enterprises, operates globally and costs less than the results of an internal development effort.

    Our video copy prevention and play control solution for DVD faces intense competition. Our consortium, comprised of Digimarc, Macrovision and Philips, has competed with a larger consortium comprised of IBM, NEC, Sony, Hitachi and Pioneer.

    Most competition in the secure documents market comes from traditional security features, such as holograms, security threads, special inks, and laminates which compete for the portion of the production budget reserved for security features, and machine-readable features, such as Scrambled Indicia, two dimensional barcodes, Glyphs from Xerox and data-carrying magnetic stripes.

    Our Internet-based technology faces competition from companies that provide Internet portals, and search and directory services. For example, we compete with search engines, including Excite@Home, Inktomi and AltaVista, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. We also compete with directory services, such as Yahoo! and LookSmart, because they provide alternative ways for users to obtain the desired information.

    Our current and potential competitors, irrespective of the technology they use or intend to use, may have well-established relationships with current and potential customers of ours, extensive knowledge of the markets targeted by us, better name recognition than us and more extensive financial, development, sales and marketing resources than us. Therefore, our competitors' products may achieve greater market acceptance than those offered by us. The development and marketing of competing software may reduce the marketability of our products and therefore may harm our business, operating results and financial condition.

    Our business is characterized by extensive research efforts and rapid technological progress. To remain competitive, we will be required to expand and enhance the functionality of our watermarking software and reader technologies. Company sponsored research and development expenditures for 1999, 1998, and 1997 were $936,000, $658,000, and $934,000, respectively. New developments are expected to continue, and there can be no assurance that discoveries by others, including current and potential competitors and internal development efforts, will not render our services and products noncompetitive. Because of rapid technological change, we may be required to expend greater amounts in the development of each new product than currently anticipated, which in turn will require greater revenue to recoup such expenditures.

EMPLOYEES

    As of December 31, 1999, we had 76 full-time employees, including 27 in sales, marketing and technical support, 34 in research, development and engineering, and 15 in finance, administration, legal and corporate communications. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES

    We incorporated in January 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in new and rapidly evolving markets, such as digital watermarking, are exposed. These risks include the following:

    - our developing revenue models and anticipated products and services may be unable to attract or retain customers;

    - the intense competition and rapid technological change in our industry could adversely affect the market's acceptance of our products and services;

    - we may be unable to build and maintain our brand;

    - we may be unable to develop and maintain the strategic relationships upon which we currently rely for our revenue; and

    - our quarterly operating results may fluctuate significantly.

    We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks described below.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES; WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

    We have incurred significant net losses since inception and we expect to continue to incur losses for the foreseeable future in light of our planned operating expenditures. We incurred net losses of $2.4 million in 1999, $3.4 million in 1998, $4.0 million in 1997, $1.6 million in 1996 and $874,000 in 1995. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of December 31, 1999 was approximately $12.4 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

MOST OF OUR SIGNIFICANT REVENUE MODELS ARE UNDER DEVELOPMENT, AND THE CORRESPONDING ANTICIPATED PRODUCTS AND SERVICES MAY FAIL TO ATTRACT OR RETAIN CUSTOMERS

    Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. Our current applications include media commerce and counterfeiting and piracy deterrence. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, and in recent periods, from secure document applications. In the future, we anticipate that an increasing share of our revenue will be from sales of our MEDIABRIDGE system, which is planned for release in the second half of 2000, and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for the MEDIABRIDGE system, or for our other future applications. In addition, because we have not yet sold these products in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that we are currently developing for these new products will be accepted. We must complete the development of the MEDIABRIDGE system and obtain revenue from its commercial launch in order to meet our revenue objectives. If we do not successfully develop, market and support the MEDIABRIDGE system, it is likely that our future revenue will fall below our targeted objectives. Any shortfall in revenue from the MEDIABRIDGE system or our other future applications could reduce the trading price of our common stock. We believe that it is too early to determine whether revenue from these applications will meet our objectives, and whether the revenue models that we are currently developing and may develop in the future will be successful or require changes after adoption. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

BECAUSE WE CURRENTLY RECEIVE 89% OF OUR REVENUE FROM A SINGLE CUSTOMER, THE LOSS OF THIS CUSTOMER WOULD SERIOUSLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    We have derived a substantial portion of our revenue from a consortium of leading central banks with whom we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 89% of our total revenue in 1999 and 51% of our total revenue in 1998. We anticipate that this relationship will account for most of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing, including the MEDIABRIDGE system. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the next two years.

    Under the terms of our agreement with this customer, we are obliged to keep the identity of the participating banks, design of the system and timetable for deployment confidential. Any change in our relationship with this customer, including any actual or alleged breach of the contract by either party or the early termination of, or any other material change in, the agreement would seriously harm our business, operating results and financial condition.

OUR FUTURE GROWTH WILL DEPEND ON THE SUCCESSFUL IMPLEMENTATION OF OUR PRODUCT SOLUTIONS BY THIRD-PARTY PARTNERS

    The MEDIABRIDGE system and other applications and services which we plan on providing in the future will rely on the successful implementation of our product solutions, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with major third-party vendors to create and promote products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies or these partners are unsuccessful in their efforts, our business, operating results and financial condition could be seriously harmed. In addition, if our technologies do not perform according to market expectations, our business will be seriously harmed.

OUR FUTURE QUARTERLY OPERATING RESULTS MAY NOT MEET ANALYSTS' EXPECTATIONS AND MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

    Our quarterly operating results have fluctuated significantly in the past, and we expect that our quarterly operating results will fluctuate significantly in the future. Our operating results are difficult to forecast because of our limited operating history. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

    Our quarterly results may fluctuate in the future as a result of many factors, some of which are outside our control, including:

    - the timing, introduction and successful commercialization of our new products and services, including the MEDIABRIDGE system;

    - the timing and success of our brand-building and marketing campaigns;

    - the loss of or reduction in revenue from the customer that currently accounts for 89% of our total revenue or any other significant customer;

    - the market's acceptance of our products and services, including the MEDIABRIDGE system;

    - our ability to establish and maintain strategic relationships;

    - the potential costs of litigation and intellectual property protection;

    - the operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of key personnel and new employees;

    - the introduction of similar or substitute technologies by our competitors;

    - the timing of future licensing revenue; and

    - the marketing arrangements that we enter into during early market development.

    In addition, because the markets for our products and services are new and rapidly evolving, it is difficult for us to predict our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our expectations regarding developments in counterfeiting and piracy, and our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions prove inaccurate, our revenue and operating results will fluctuate from our anticipated results.

THE MARKETS FOR DIGITAL WATERMARK APPLICATIONS ARE NEW AND DEVELOPING

    Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence and self-authentication of documents. The markets for products and services using digital watermarks are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and rapidly evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services are currently used by only a limited number of customers. It is difficult to predict the future growth rate, if any, and ultimate size of these markets or our anticipated future markets. We cannot assure you that markets for our products and services will develop.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS

    Our success depends on our proprietary technologies. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Recently, we have offered to license some of our technologies to parties involved with the Secure Digital Music Initiative under its directives. We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be harmed.

    As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants and corporate partners, and attempt to control access to and distribution of our technologies, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. The steps that we have taken to prevent misappropriation of our solutions or technologies may not prevent their misappropriation, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

    Effective protection of intellectual property rights may be unavailable or limited, both in the United States and in foreign countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both inside the United States and in various countries outside the United States. However, we cannot assure you that pending patents will issue or that issued patents will be valid or enforceable. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any patents or other intellectual property rights we hold.

    We license some rights management technology from a third party, and may need the assistance of this third party to enforce our rights to this technology. Although we do not currently rely on this technology for our core products, we may in the future. The cooperation of any third party in enforcement of patent rights we may license cannot be assured.

    We have registered "DIGIMARC" and "MARCSPIDER" as trademarks in the United States and other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. We also have trademark rights with respect to "MEDIABRIDGE" and "MARCCENTRE" and are pursuing registration of these marks in the United States and other countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademarks "Digimark" and "Mediabridge" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have successfully co-existed with these other companies, we cannot assure you that this state of affairs will continue. If we were forced to change our name or were prevented from using our other brand names, including MEDIABRIDGE, we would lose a significant amount of our brand equity, and our business would suffer.

    As more companies enter the digital watermark marketplace and develop intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties' intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of our technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation.

THE SECURITY SYSTEMS THAT WE USE IN OUR PROPRIETARY TECHNOLOGIES MAY BE CIRCUMVENTED BY THIRD PARTIES, WHICH COULD DAMAGE OUR REPUTATION AND DISRUPT OUR BUSINESS

    Our products and services involve the embedding of digital code in media content that is imperceptible in normal use but that can be read by digitally-enabled devices. The success of our products and services depends on the security of our media commerce, anti-counterfeiting and piracy systems and self-authentication solutions. Security breaches of these systems and solutions could damage our reputation and expose us to a risk of loss or litigation and possible liability. The security measures that we use in our products and services may not prevent security breaches, and failure to prevent these security breaches may disrupt our business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or otherwise damage our products and services and the properties of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts.

    We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all.

OUR PRODUCTS COULD HAVE UNKNOWN DEFECTS

    Products as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in existing or new products, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service and warranty costs, any of which could materially harm our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. The performance of these products typically involves working with sophisticated software, computing and communications systems. Our inability to meet customer expectations or project milestones in a timely manner could also result in a loss of, or delay in, revenue, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

    Because customers rely on our products for critical security applications, defects or errors in our products might discourage customers from purchasing our products. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH AND EXPANSION THAT MAY HARM OUR BUSINESS

    As of December 31, 1999 we had 76 employees. In addition, we expect that we need to hire a total of approximately 112 additional employees in all areas in 2000. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. In addition, any additional growth of our product lines or business will place an even more significant strain on our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES; IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR OWN BUSINESS, OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE

    While from time to time we have discussions with third parties about potential acquisitions, we do not currently have any understandings, commitments or agreements with respect to any acquisition. If appropriate opportunities present themselves, we may attempt to acquire other businesses or technologies. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. Moreover, if we make acquisitions, we may issue shares of stock that dilute our stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might negatively affect our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may also place restrictions on our business. We may never achieve any of the benefits that we might anticipate from a future acquisition.

WE DEPEND ON OUR KEY EMPLOYEES FOR OUR FUTURE SUCCESS

    Our success depends to a significant extent on the performance and continued service of our senior management. None of our senior management has an employment agreement. Although our employees have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. In addition, we currently have key person life insurance only on Bruce Davis, our president and chief executive officer, and Geoffrey Rhoads, our chief technology officer. The loss of the services of any of our senior management or any of our other key employees could harm our business.

IF WE ARE NOT ABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS MAY BE HARMED

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Many of our personnel are presently serving in more than one capacity. In addition, we expect that we will need to hire a total of approximately 112 additional employees in all areas in 2000, including general managers for new operations in key market segments. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention.

OUR PROMOTION OF THE DIGIMARC BRAND MUST BE SUCCESSFUL IN ORDER FOR US TO ATTRACT USERS AS WELL AS ADVERTISERS AND OTHER STRATEGIC PARTNERS

    We believe that establishing and maintaining our brand is critical to our success and that the importance of brand recognition will increase due to the growing number of technologies that compete with our watermarking technologies and the increasing number of competitors offering technologies similar to ours. We intend to increase our marketing and branding expenditures in our effort to increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, we may be unable to increase our future revenue and our business could be materially harmed.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

    Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. A substantial majority of our shares of common stock currently outstanding are considered restricted securities under the federal securities laws. Many of our stockholders and option holders signed lock-up agreements in connection with our initial public offering that limit their ability to sell their shares of our common stock. Subject to limited exceptions, these securityholders cannot sell or otherwise dispose of any shares of our common stock until May 29, 2000 without the prior written approval of FleetBoston Robertson Stephens Inc. On that date, unless these shareholders enter into another agreement to limit the sales of those shares, these shares and the shares underlying the options held by these people will become eligible for sale, in some cases only in accordance with the volume, manner of sale and notice requirements of the federal securities laws. The sale of these shares could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD PREVENT OR DELAY
  TRANSACTIONS THAT COULD BE PROFITABLE FOR OUR STOCKHOLDERS FROM OCCURRING

    The anti-takover provisions of Delaware law and our certificate of incorporation and bylaws may make a change of control of us more difficult, even if a change of control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent changes in management and control of us. Under Delaware law, our board may adopt additional anti-takeover measures in the future.

    We have the following anti-takeover provisions in our charter documents:

    - our board of directors is divided into three classes of directors, with a separate class of directors being elected at each successive annual meeting for a term of three years;

    - special meetings of the stockholders may be called only by our president, our secretary or at the discretion of our board of directors;

    - vacancies on our board of directors may be filled by a majority of directors in office, and not by the stockholders; and

    - our board of directors may issue preferred stock and determine the price, rights, preferences and privileges of those shares without any vote or further action by the stockholders.

    These provisions could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO RESPOND TO REGULATORY OR INDUSTRY STANDARDS EFFECTIVELY, OUR BUSINESS COULD BE HARMED

    Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with newly-imposed regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry standards, including any standards that may be adopted for the protection of audio content, digital photography or video on DVD, in a timely and cost-effective manner. For instance, our video copy prevention solution is competing with another solution to become the industry standard for DVD copy protection. In addition, the MEDIABRIDGE system competes against companies that provide Internet portals, and other Internet companies that provide search and directory services. If we are unable to influence or respond to these standards effectively, our business could be harmed.

IF WE ARE UNABLE TO INTEGRATE NEW TECHNOLOGIES EFFECTIVELY, OUR BUSINESS COULD BE HARMED

    Our target markets are characterized by new and evolving technologies. The success of our business will depend on our ability to address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner. Our ability to remain competitive will depend in part on our ability to:

    - enhance and improve the responsiveness, functionality and other features of the products and services we offer or plan to offer;

    - continue to develop our technical expertise; and

    - develop and introduce new services, applications and technologies to meet changing customer needs and preferences and to integrate new technologies.

    We cannot assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies effectively or respond to these changing needs, our business could be harmed.

OUR MARKETS ARE HIGHLY COMPETITIVE

    The markets for digital watermarking applications are new, intensely competitive and rapidly evolving. We expect competition to continue to increase from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business model is new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with certain applications of our watermarking technologies include:

    - encryption--securing data during distribution using a secret code so it cannot be accessed except by authorized users;

    - containers--inserting a media object in a wrapper, which prevents the media object from being duplicated;

    - dataglyphs--a visible modification of the characteristics of an image that is machine-readable;

    - scrambled indicia--optical refraction-based data-hiding technique that is inserted into an image and can be read with a glass;

    - traditional anti-counterfeiting technologies--a number of solutions used currently by many governments that compete for budgetary outlays designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

    - radio frequency tags--embedding a chip that emits a signal when in close proximity with a receiver, which is being used in photo identification, labels and tags;

    - Internet technologies--numerous existing and potential Internet access and search methods will be potentially competitive with the MEDIABRIDGE system; and

    - bar codes--visible data-carrying code.

    In addition, as we apply our technologies to the Internet through the anticipated introduction of the MEDIABRIDGE system, we may begin to compete with a wide range of other companies. Many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share in our target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

    We cannot assure you that we will be able to compete successfully against current or future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures we face will not harm our business, operating results and financial condition.

ITEM 2:  PROPERTIES

    Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Tualatin, Oregon, under a lease that expires in December 2004. This facility occupies a total of approximately 25,550 square feet. We also lease space for sales, marketing and technical support operations in Tulsa, Oklahoma under a lease that expires in January 2005. This facility occupies a total of approximately 11,750 square feet. We will likely require additional space before the end of 2000, but believe that securing additional suitable space to accommodate our growth will not be difficult.

ITEM 3:  LEGAL PROCEEDINGS

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, we are not currently subject to any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 22, 1999 we submitted two proposals to a vote of our security holders at a Special Meeting of Shareholders. The first proposal was a resolution to reincorporate in Delaware by entering into an agreement to merge into Digimarc-Delaware, Inc., a Delaware corporation wholly owned by us. This resolution passed with the required majority of shareholders casting "Yes" votes. The second proposal was a resolution to amend and restate our Certificate of Incorporation following completion of the merger and the initial public offering and conversion of all outstanding shares of our Series A, Series B, Series C, Series D and Series D-X preferred stock into common stock. This resolution passed with the required majority of shareholders casting "Yes" votes.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock commenced trading on the Nasdaq National Market on December 2, 1999 under the symbol "DMRC." The following table lists the high and low closing sales prices of our Common Stock for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDING DECEMBER 31, 1999
Fourth quarter(1)...........................................   $63.63     $42.50

------------------------

(1) Our common stock commenced trading on the Nasdaq National Market on December 2, 1999 under the symbol "DMRC." The table indicates the range of the high and low closing prices, as reported by Nasdaq.

    At December 31, 1999, there were approximately 126 stockholders of record of our common stock, as shown in the records of our transfer agent.

    We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

    In December, 1999, we completed an initial public offering of our common stock, $0.001 par value ("the Offering"). The managing underwriters in the Offering were BancBoston Robertson Stephens, Hambrecht & Quist LLC and Piper Jaffray (the "Underwriters"). We registered 4,600,000 shares of common stock under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No.333-87501) (the "Registration Statement") which was declared effective by the Securities and Exchange Commission on December 1, 1999.

    We commenced the Offering on December 2, 1999 and terminated it on December 14, 1999 after 4,600,000 shares (including 600,000 shares sold pursuant to the exercise of the underwriters' over-allotment option) had been sold. The initial public offering price was $20.00 per share and thus our gross proceeds were $92.0 million.

    We paid an aggregate of $6.4 million in underwriting discounts and commissions and $1.8 million in other expenses. None of these amounts were paid directly or indirectly to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities or any of our affiliates. After deducting the underwriting discounts and commissions and other offering expenses, our net proceeds from the Offering were approximately $83.8 million. As of December 31, 1999, these proceeds were invested in interest-bearing, investment grade securities.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                                               PERIOD FROM
                                                                                             JANUARY 3, 1995
                                                                                               (INCEPTION)
                                                        YEAR ENDED DECEMBER 31,                  THROUGH
                                             ---------------------------------------------    DECEMBER 31,
                                               1999        1998        1997        1996           1995
                                             ---------   ---------   ---------   ---------   ---------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenues:
    Secure documents.......................  $   6,727   $     500   $      25   $      --       $    --
    Media commerce.........................        202         484         161         236            --
                                             ---------   ---------   ---------   ---------       -------
      Total revenue........................      6,929         984         186         236
  Cost of Revenue
    Secure documents.......................      3,529       1,466          --          --            --
    Media commerce.........................         97         114         126           7            --
                                             ---------   ---------   ---------   ---------       -------
      Total cost of revenue................      3,626       1,580         126           7            --
    Gross margin...........................      3,303        (596)         60         229            --
  Operating expenses:
    Sales and marketing....................      1,883         825       1,330         376            36
    Research, development and
      engineering..........................        936         658         934         690           327
    General and administrative.............      2,739       1,407       1,282         834           477
    Impairment charge......................         --          --         453          --            --
    Stock-based compensation...............        527          --          --          --            --
                                             ---------   ---------   ---------   ---------       -------
      Total operating expenses.............      6,085       2,890       3,999       1,900           840
                                             ---------   ---------   ---------   ---------       -------
      Operating loss.......................     (2,782)     (3,486)     (3,939)     (1,671)         (840)
  Other income (expense)...................        393          44         (40)         93           (34)
                                             ---------   ---------   ---------   ---------       -------
      Net loss.............................  $  (2,389)  $  (3,442)  $  (3,979)  $  (1,578)      $  (874)
                                             =========   =========   =========   =========       =======
  Net loss per share--basic and diluted....  $   (0.78)  $   (1.50)  $   (1.88)  $   (0.71)      $ (1.01)
                                             =========   =========   =========   =========       =======
Weighted average shares outstanding used in
  computing net loss per share--basic and
  diluted..................................  3,052,671   2,288,442   2,120,477   2,226,519       869,478

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1999       1998       1997       1996       1995
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents......................  $90,830    $ 2,137    $ 5,638    $ 3,113     $  46
  Working capital................................   89,900      1,196      4,631      2,782      (244)
  Total assets...................................   94,903      2,978      6,168      3,376        63
  Long-term obligations, net of current
    portion......................................      119        469        395        396       438
  Convertible redeemable preferred stock.........       --     10,185     10,185      4,441        --
  Total stockholders' equity (deficit)...........   90,795     (9,095)    (5,680)    (1,885)     (690)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF DIGIMARC, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED HEREIN.

OVERVIEW

    Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our two largest near-term market opportunities--the deterrence of digital counterfeiting and piracy, and the enhancement of Internet access and navigation. In addition, we continue to pursue commercial applications in audio and video digital watermarking.

    From our inception in January 1995 through late 1996, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated licensing revenue in the third quarter of 1996 through the licensing of our software plug-ins to Adobe Systems. In the fourth quarter of 1996, we introduced a subscription-based service for communicating copyrights of digital images across the Internet. This product offering was followed by the introduction in mid-1997 of MarcSpider, our service that searches the Internet for images containing Digimarc watermarks and produces reports on the locations of these images. In late 1997, we began expanding the use of our digital watermarking technologies to counterfeiting and piracy deterrence.

    In 1998, we began working with a consortium of leading central banks to develop a system to deter the use of personal computer systems in the counterfeiting of currency. Providing services relating to the development of this anti-counterfeiting system accounted for 89% of our total revenue in 1999 and 51% of our total revenue in 1998. This increase in the share of total revenue resulted from our securing a contractual relationship with the consortium. We anticipate that this development project will account for most of our revenue until we are able to generate substantial revenue from the introduction of new products that we are developing relating to document security and our MEDIABRIDGE system.

    In early 1999, we began to place increasing emphasis on developing the MEDIABRIDGE system. Our efforts to develop and introduce the MEDIABRIDGE system will require significant continuing investment. To date, we have not derived any revenue from the MEDIABRIDGE system. We expect to begin marketing the MEDIABRIDGE system in the second half of 2000. We currently expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including annual license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers. Successful introduction and marketing of the MEDIABRIDGE system, if achieved, would significantly change the mix and the concentration of our future revenue.

    To date, we have derived our revenue from licensing software products, delivering subscription-based services and providing development and consulting services to the consortium of central banks. We license our software products to owners of digital images. Revenue is recognized on delivery of software, assuming no significant obligations or customer acceptance rights exist. We provide subscription services to users for tracking of their watermarked images across the Internet. Subscriptions are paid in advance, and revenue is recognized ratably over the term of the subscription. We also provide development and consulting services related to the customization, integration and installation of our technologies. This revenue is recognized as services are performed, unless completion is subject to customer acceptance. Revenue from our international sales has primarily been denominated in U.S. dollars. Therefore, fluctuations in foreign currency exchange rates have not had a material effect on our business.

    We intend to increase our revenue through the marketing of new digital watermarking applications and the licensing of the MEDIABRIDGE system. We expect to target, among other sources of revenue, publishers, advertisers and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their print media, such as magazine advertisements or articles, direct mail coupons or catalogs and credit or business cards. Our current and anticipated products are intended to enable them to control reproduction and alteration of their content, as well as to enable their print materials to provide a link to relevant Web destinations. Revenue from our new applications may include one-time license fees, time-based or usage-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of fees and royalties will be based at least in part on the size of the installed base of PCs, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology as well as the nature of the use, and the nature and amount of licensed content carrying our MEDIABRIDGE digital watermarks.

    We believe that developing our business will require increasing levels of expenditures in future periods, including a significant increase in our sales and marketing efforts for the launch of new products, including the MEDIABRIDGE system. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future and that the dollar amount of sales and marketing expenses is likely to increase in the future. We believe that a significant increase in our research and development investment will be necessary for the development of additional applications of our technologies. We anticipate that we will continue to invest significantly in product research and development for the foreseeable future and that research and development expenses are likely to increase in the future. Due to the short development period between achievement of technological feasibility and the general availability of our software to customers, software development costs qualifying for capitalization have been insignificant, and as a result, are expensed as they are incurred. We also believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with becoming a public company, including annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-service fees.

    Since inception, we have invested in attracting top senior management, in developing our products and technology and in building our sales and marketing organizations. We have a limited operating history upon which investors may evaluate our business and prospects. We have incurred significant losses to date, and as of December 31, 1999, we had an accumulated deficit of approximately $12.4 million. We intend to continue to expend significant financial and management resources on developing additional products and services, increasing sales and marketing activities, improving our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through 2001 and possibly beyond. Our revenue may not increase or even continue at its current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies deploying new technologies and applications, such as our efforts to develop our MEDIABRIDGE system as a new means of using the Internet.

RESULTS OF OPERATIONS

    The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

                                                           YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
Revenue:
  Secure documents.................................     97%            51%            13%
  Media commerce...................................      3             49             87
                                                       ---           ----         ------
    Total revenue..................................    100            100            100
Cost of revenue:
  Secure documents.................................     51            149             --
  Media commerce...................................      1             12             68
                                                       ---           ----         ------
    Total cost of revenue..........................     52            161             68
                                                       ---           ----         ------
  Gross Margin.....................................     48            (61)            32
Operating expenses:
  Sales and marketing..............................     27             84            715
  Research, development, and engineering...........     13             67            502
  General and administrative.......................     40            143            689
  Impairment charge................................     --             --            244
  Stock-based compensation.........................      8             --             --
                                                       ---           ----         ------
    Total operating expenses.......................     88            294          2,150
                                                       ---           ----         ------
    Operating loss.................................    (40)          (355)        (2,118)
Other income (expense).............................      6              5            (21)
                                                       ---           ----         ------
    Net loss.......................................    (34)%         (350)%       (2,139)%
                                                       ===           ====         ======

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

    Total revenue was $6.9 million and $984,000 for the years ended
December 31, 1999 and 1998, respectively. The $5.9 million or 604% increase was primarily the result of increased service revenue which we earned through securing a relationship with a consortium of leading central banks. One customer (the consortium of banks) accounted for approximately 89% and 51% of our total revenue for the years ended December 31, 1999 and 1998, respectively. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the next two years. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and related institutions. We currently expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers. Successful introduction and implementation of these new products and services, including self-authenticating documents and the MEDIABRIDGE system, if achieved, would significantly change the mix and concentration of our future revenue.

    SECURE DOCUMENTS. Secure documents revenue was $6.7 million and $500,000 for the years ended December 31, 1999 and 1998, respectively. The $6.2 million or 1,245% increase was the direct result of our securing a relationship with a consortium of leading central banks under which we are developing a system to deter the use of personal computer systems in the counterfeiting of currency.

    MEDIA COMMERCE. Media commerce revenue was $202,000 and $484,000 for the years ended December 31, 1999 and 1998, respectively. The decrease of $282,000 or 58% was primarily the result of an increased use of our sales, marketing and research and development personnel to provide education, outreach and product definition services to our anti-counterfeiting system customer (the consortium of banks).

COST OF REVENUE

    SECURE DOCUMENTS. Cost of secure documents revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to certain service and development contracts. Cost of secure documents revenue was $3.5 million and $1.5 million for the years ended December 31, 1999 and 1998, respectively. The $2.1 million or 141% increase was the result of an increased use of our research and development and sales and marketing personnel to provide services to our anti-counterfeiting customer under the development contract.

    MEDIA COMMERCE. Cost of media commerce revenue includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support our services. Cost of media commerce revenue was $97,000 and $114,000 for the years ended December 31, 1999 and 1998, respectively.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $1.9 million and $825,000 for the years ended December 31, 1999 and 1998, respectively, representing an increase of $1.1 million or 128%. This increase resulted from increased costs of $1.1 million related to salaries, other employee costs, travel, and a $633,000 charge to record the vested portion of a warrant granted to Hearst in connection with a marketing agreement to jointly promote Digimarc-enabled advertising, offset in part by an increased allocation of $467,000 to cost of secure documents revenue associated with sales and marketing personnel who provided education, outreach and product definition services to our anti-counterfeiting system customer. Sales and marketing employees totaled 27 and eight as of December 31, 1999 and 1998, respectively. We believe that a significant increase in our sales and marketing effort is essential for the introduction of new products, including additional secure documents applications, and the MEDIABRIDGE system. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and that sales and marketing expenses are likely to increase in the future.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $936,000 and $658,000 for the years ended December 31, 1999 and 1998, respectively, representing an increase of $278,000 or 42%. Increased use of research, development and engineering personnel to provide services to our anti-counterfeiting system customer resulted in an additional $1.0 million of these expenses being allocated to cost of secure documents revenue, while salaries and other employee related costs, including travel expenses, increased $1.2 million. Research, development and engineering personnel totaled 34 and 14 as of December 31, 1999 and 1998, respectively. We believe that a significant investment in research, development and engineering is essential for us to maintain our market position, to continue to expand our product lines and to enhance our technologies and intellectual property rights. Accordingly, we anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $2.7 million and $1.4 million for the years ended December 31, 1999 and 1998, respectively, representing an increase of $1.3 million or 95%. $1.2 million of this increase was the result of increased executive compensation, travel expenses, executive recruiting fees, depreciation, office expense and professional fees related to our recent growth. General and administrative employees totaled 15 and four as of December 31, 1999 and 1998, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees.

    STOCK-BASED COMPENSATION. Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $527,000 was recorded for the year ended December 31, 1999. The total deferred stock compensation recorded by us from inception to December 31, 1999 was $8.7 million. The fair value per share used to determine deferred stock compensation for stock option grants was derived by reference to sales of our preferred and common stock reduced by a discount factor in each case. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $2.2 million for each of 2000, 2001 and 2002.

    PROVISION FOR INCOME TAXES. We have recognized operating losses since inception and as such have not incurred income tax expense. As of December 31, 1999, we had operating loss carryovers for federal and state income tax reporting purposes of approximately $9.1 million and research and development tax credit carryforwards of $113,000, the last of which will expire through 2019 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sale of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $9.0 million of net operating loss carryforwards are subject to the utilization limitation.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE

    Total revenue was $984,000 and $186,000 in 1998 and 1997, respectively, representing an increase of $798,000 or 429%. This increase was caused by increased secure documents revenue in 1998. We had one customer (the consortium of central banks) that accounted for more than 10% of our revenue, representing approximately 51% of our total revenue for the year ended December 31, 1998; and we had two customers (Micrographx and the consortium of central banks) that accounted for more than 10% of our revenue, representing in aggregate approximately 30% of our total revenue for the year ended December 31, 1997.

    SECURE DOCUMENTS. Secure documents revenue was $500,000 and $25,000 in 1998 and 1997, respectively, representing an increase of $475,000 or 1,900%. This increase was a result of our completion of an anti-counterfeiting feasibility study in 1998. This has since led to the award of a contract to develop a system to deter the use of personal computers in the counterfeiting of currency.

    MEDIA COMMERCE. Media commerce revenue was $484,000 and $161,000 in 1998 and 1997, respectively, representing an increase of $323,000 or 201%. $241,000 of this increase was the result of our introduction and the market's acceptance of our subscription-based services designed to address the needs of customers that distribute and promote their image collections on the Internet.

COST OF REVENUE

    SECURE DOCUMENTS. We recorded cost of secure documents revenue of $1.5 million in 1998 as a result of the use of our product managers, sales, marketing and research and development personnel in our performance of a feasibility study for a consortium of leading central banks which led to a contract to develop a system to deter the use of personal computer systems in the counterfeiting of currency. Cost of secure documents revenue was 293% of secure documents revenue for the year ended 1998.

    MEDIA COMMERCE. Cost of media commerce revenue was $114,000 and $126,000 in 1998 and 1997, respectively, representing a decrease of $12,000 or 10%. $7,000 of this decrease was the result of cost savings associated with providing customer technical support in-house, which had previously been provided by a third party.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses were $825,000 and $1.3 million in 1998 and 1997, respectively, representing a decrease of $505,000 or 38%. This decrease was the result of devoting sales and marketing personnel to provide education, outreach and product definition services to our anti-counterfeiting system customer at a cost of $498,000. Sales and marketing employees totaled eight and ten at December 31, 1998 and 1997, respectively. We believe that a significant increase in our sales and marketing efforts is essential for the introduction of new products, including self-authenticating documents and the MEDIABRIDGE system.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses were $658,000 and $934,000 in 1998 and 1997, respectively, representing a decrease of $276,000 or 30%. Increased use of our research, development and engineering personnel to provide services to our anti-counterfeiting system customer resulted in $968,000 of these expenses being allocated to cost of secure documents revenue, while salaries and other employee related costs increased $594,000. Research, development and engineering personnel totaled 14 and ten for 1998 and 1997, respectively.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million and $1.3 million in 1998 and 1997, respectively, representing an increase of $125,000 or 10%. $64,000 of this increase was the result of more frequent domestic and international travel and $81,000 was the result of increased depreciation expense as our fixed asset base grows. General and administrative employees totaled four and three at December 31, 1998 and 1997, respectively.

    IMPAIRMENT CHARGE. The impairment charge relates to certain assets we acquired in July 1997 from NetRights, LLC. The assets acquired included certain office equipment, trademarks and tradenames, and all engineering drawings, designs and documentation, including patent applications. We originally intended to use the technology to expand and potentially enhance the delivery of information to our customers in connection with a reevaluation of our business strategy.

    Prior to consummating the acquisition, we realized that NetRights' technology did not have the features and functionality previously believed, and that results could be achieved in a more simple way. Despite proceeding with the legally binding terms that had been agreed by the parties, a decision was made prior to consummating the transaction not to use the purchased technology. As a result, the purchased technology totaling $453,000 was considered impaired and written off during the year ended December 31, 1997. The fixed assets, the pending patent and tradenames were retained as acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, we had cash and cash equivalents of $90.8 million, representing an increase of $88.7 million from $2.1 million at December 31, 1998. Working capital at December 31, 1999 was $89.9 million, compared to working capital of $1.2 million at December 31, 1998. The increase in working capital is attributable primarily to $7.1 million in proceeds from the sale of our preferred stock in June 1999 and August 1999, and $83.8 million in proceeds from our initial public offering in December 1999.

    Our operating activities resulted in net cash outflows of $1.1 million and $3.2 million for the years ended December 31, 1999 and 1998, respectively. This $2.1 million decrease in operating cash outflows from the year ended
December 31, 1999 to the year ended December 31, 1998 was due primarily to improved operating results in the year ended December 31, 1999. Operating activities resulted in net cash outflows of $3.1 million in 1997. The $68,000 increase in operating cash outflows from 1997 to 1998 resulted from further growth of deferred revenue and accrued payroll and related costs, offset by lower operating losses.

    Investing activities used cash of $772,000 and $58,000 for the years ended December 31, 1999 and 1998, respectively. This $714,000 increase in cash used in investing activities related primarily to the purchase of property and equipment. In addition, investing activities used cash of $440,000 in 1997. Net cash used in investing activities in 1997 was related primarily to the acquisition of selected assets, including technology, patent applications and some fixed assets of NetRights, LLC. Net cash used in investing activities in 1998 was related primarily to the purchase of patents. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

    Financing activities provided net cash of $90.5 million and used net cash of $233,000 for the years ended December 31, 1999 and 1998, respectively. In addition, financing activities provided cash of $6.1 million in 1997. Net cash provided by, or used in, financing activities in each of these periods was related primarily to the sale of shares of our common stock in our initial public offering in December 1999, sale of shares of our preferred stock in 1999 and 1997 and proceeds from borrowings in 1997, offset by principal payments on our bank line of credit and equipment lease obligations in 1998.

    We have computers and office equipment financed under long-term capital leases that expire over the next 36 months. As of December 31, 1999, we had an outstanding balance of $258,000 of capital lease obligations. We had unsecured notes payable to common stockholders totaling $311,000 at December 31, 1999 which bear interest at 7% per annum. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $2.0 million as of December 31, 1999, and are payable in monthly installments through 2004.

YEAR 2000 READINESS

    Beginning in 1999, we took steps designed to ensure that our products, information technology and facilities computer systems were Year 2000 compliant. To date, we have not experienced Year 2000 issues with regard to our internal systems or with regard to any third party systems. Our expenditures relating to Year 2000 compliance have not been material. Despite the fact that the Year 2000 has commenced and we have experienced no problems to date, we cannot assure that the risks posed by Year 2000 issues will not adversely affect our business in the future, either as a result of unanticipated difficulties related to our own systems or those of third parties.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    In December 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4, extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Before 1998, we recognized software license revenue in accordance with the AICPA SOP 91-1, "Software Revenue Recognition." Beginning in 1998, we have recognized software license revenue in accordance with AICPA SOP 97-2, "Software Revenue Recognition," and related amendments and interpretations contained in the AICPA's SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." Although these pronouncements apply to our subscription and license revenue and service revenue, we do not expect the adoption of SOP 98-9 to have a material effect on our results of operations or financial condition or to materially impact our revenue recognition practices.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 1999, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $90.8 million. We had promissory notes and capital lease obligations totaling $569,000 at December 31, 1999. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Related Notes of Digimarc Corporation as of December 31, 1999 and 1998 and for the three year period ended December 31, 1999 and the independent accountants report are set forth on pages F-1 to F-20 of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS COMPENSATION OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement.

    The information concerning the Company's executive officers required by this
Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" to be contained in the Proxy Statement.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS

    The Financial Statements, together with the report thereon of KPMG LLP are set forth on pages F-1 - F-20 attached hereto and are incorporated herein by reference.

    Digimare Corporation:

        Independent Auditors' Report

        Balance Sheets as of December 31, 1999 and 1998

        Statements of Operations for the years ended December 31, 1999, 1998 and 1997

      Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

        Statements of Cash flows for the years ended December 31, 1999, 1998 and 1997

        Notes to Financial Statements

    (a)(2)Financial Statement Schedules

    All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

    (a)(3)INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------                             --------
        1.1*            Form of Underwriting Agreement
        3.1*            Second Amended and Restated Certificate of Incorporation of
                        the Registrant
        3.2*            Bylaws of the Registrant, as amended
        4.1             Reference is made to Exhibits 3.1 and 3.2
        4.2*            Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the
                        holders of the Registrant's preferred stock
        4.3*            Specimen Stock Certificate of the Registrant
       10.1*            Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
       10.2*            Registrant's 1995 Stock Incentive Plan, as amended
                        (incorporated by reference to Exhibit 99.1 to the
                        Registrant's Registration Statement on Form S-8 (Commission
                        File No. 333-31114) which became effective on February 25,
                        2000)
       10.3*            Registrant's 1999 Stock Incentive Plan, including forms of agreements thereunder (incorporated by reference to Exhibit
                        99.2 to the Registrant's Registration Statement on Form S-8
                        (Commission File No. 333-31114) which became effective on
                        February 25, 2000)
       10.4*            Registrant's 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by
                        reference to Exhibit 99.3 to the Registrant's Registration
                        Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
       10.5*            Office Lease Agreement, dated as of April 16, 1998, between the Registrant and Property Reserve, Inc.
       10.6*            Sublease, dated as of April 23, 1998, between the Registrant and Southern Pacific Funding Corporation

       10.7*            Sublease, dated as of April 27, 1998, between the Registrant and Southern Pacific Funding Corporation
       10.8*            Lease Agreement, dated as of June 25, 1999, between the
                        Registrant and Southplace Associates LLC
       10.9^*           Counterfeit Deterrence System Development and License
                        Agreement, dated as of January 1, 1999
       10.10*           First Amendment to Lease Agreement, dated as of
                        February 17, 2000, between the Registrant and Southplace
                        Associates LLC
       10.11*           CityPlex Towers Lease Agreement, dated as of January 4,
                        2000, between the Registrant and Oral Roberts University
       23.2             Consent of KPMG LLP, Independent Certified Public
                        Accountants
       24.1*            Powers of Attorney (see signature page to this form)
       27.1             Financial Data Schedule

------------------------

*   Previously filed

^ Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2000.

                                                       DIGIMARC CORPORATION

                                                       By:               /s/ E.K. RANJIT
                                                            -----------------------------------------
                                                                           E.K. Ranjit
                                                                CHIEF FINANCIAL OFFICER, SECRETARY

                               POWER OF ATTORNEY

    KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Davis and EK Ranjit and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
             /s/ BRUCE DAVIS
    ---------------------------------       President, Chief Executive Officer and    March 24, 2000
              (Bruce Davis)                   Director (Principal Executive Officer)

             /s/ E.K. RANJIT                Chief Financial Officer (Principal
    ---------------------------------         Financial and Accounting Officer) and   March 24, 2000
              (E.K. Ranjit)                   Secretary

           /s/ GEOFFREY RHOADS
    ---------------------------------       Chief Technology Officer, and Director    March 24, 2000
            (Geoffrey Rhoads)

          /s/ PHILIP MONEGO, SR.
    ---------------------------------       Chairman of the Board of Directors        March 24, 2000
           (Philip Monego, Sr.)

           /s/ BRIAN J. GROSSI
    ---------------------------------       Director                                  March 24, 2000
            (Brian J. Grossi)

             /s/ JOHN TAYSOM
    ---------------------------------       Director                                  March 24, 2000
              (John Taysom)

                              DIGIMARC CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditor's Report................................    F-2

Balance Sheets..............................................    F-3

Statements of Operations....................................    F-4

Statements of Stockholders' Equity (Deficit)................    F-5

Statements of Cash Flows....................................    F-6

Notes to Financial Statements...............................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digimarc Corporation:

    We have audited the accompanying balance sheets of Digimarc Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Portland, Oregon
February 11, 2000

                              DIGIMARC CORPORATION

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 90,830   $ 2,137
  Trade accounts receivable, net............................     2,225       298
  Prepaid expenses and other current assets.................       834        98
                                                              --------   -------
    Total current assets....................................    93,889     2,533
Property and equipment, net.................................       961       329
Other assets, net...........................................        53       116
                                                              --------   -------
    Total assets............................................  $ 94,903   $ 2,978
                                                              ========   =======

          LIABILITIES, REDEEMABLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings.....................................  $     --   $   250
  Accounts payable..........................................     1,638       228
  Accrued payroll and related costs.........................       504       390
  Other short term liabilities..............................        79        --
  Deferred revenue..........................................     1,318       345
  Current portion of notes payable to stockholders..........       311        --
  Current portion of capital lease obligations..............       139       124
                                                              --------   -------
    Total current liabilities...............................     3,989     1,337
Capital lease obligations, less current portion.............       119       171
Notes payable to stockholders, less current portion.........        --       298
Other long-term liabilities.................................        --        82
                                                              --------   -------
    Total liabilities.......................................     4,108     1,888
                                                              --------   -------
Convertible redeemable preferred stock; no shares authorized at December 31, 1999, and 10,874,000 shares authorized at
  December 31, 1998; no shares issued and outstanding at
  December 31, 1999, and 2,931,786 shares issued and
  outstanding at December 31, 1998..........................        --    10,185
                                                              --------   -------
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
  Convertible preferred stock; no shares authorized at
    December 31, 1999, and 325,000 shares authorized at
    December 31, 1998
    Series A-1, $.001 par value; no shares and 162,500
      shares issued and outstanding at December 31, 1999 and
      1998, respectively....................................        --        --
    Series A-N, $.001 par value; no shares issued and
      outstanding at December 31, 1999 and 1998,
      respectively..........................................        --        --
  Preferred stock, 5,000,000 shares authorized at
    December 31, 1999, and no shares authorized at
    December 31, 1998; no shares issued and outstanding at
    December 31, 1999 and 1998..............................        --        --
  Common stock, $.001 par value; authorized 30,000,000;
    issued and outstanding 12,615,145 and 2,313,623 shares
    at December 31, 1999 and 1998, respectively.............        13         2
  Additional paid-in capital................................   110,675       878
  Deferred stock compensation...............................    (8,162)       --
  Warrant...................................................       633        --
  Accumulated deficit.......................................   (12,364)   (9,975)
                                                              --------   -------
    Total stockholders' equity (deficit)....................    90,795    (9,095)
                                                              --------   -------
    Total liabilities, convertible redeemable preferred
      stock and stockholders' equity (deficit)..............  $ 94,903   $ 2,978
                                                              ========   =======

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenue:
  Secure documents..........................................  $   6,727   $     500   $      25
  Media commerce............................................        202         484         161
                                                              ---------   ---------   ---------
    Total revenue...........................................      6,929         984         186
                                                              ---------   ---------   ---------
Cost of revenue:
  Secure documents..........................................      3,529       1,466          --
  Media commerce............................................         97         114         126
                                                              ---------   ---------   ---------
    Total cost of revenue...................................      3,626       1,580         126
                                                              ---------   ---------   ---------
Operating expenses:
  Sales and marketing.......................................      1,883         825       1,330
  Research, development and engineering.....................        936         658         934
  General and administrative................................      2,739       1,407       1,282
  Impairment charge.........................................         --          --         453
  Stock-based compensation..................................        527          --          --
                                                              ---------   ---------   ---------
    Total operating expenses................................      6,085       2,890       3,999
                                                              ---------   ---------   ---------
    Operating loss..........................................     (2,782)     (3,486)     (3,939)
Other income (expense):
  Interest income...........................................        492         189          76
  Interest expense..........................................        (94)       (119)        (86)
  Other.....................................................         (5)        (26)        (30)
                                                              ---------   ---------   ---------
    Loss before provision for income taxes..................     (2,389)     (3,442)     (3,979)
Provision for income taxes..................................         --          --          --
                                                              ---------   ---------   ---------
    Net loss................................................  $  (2,389)  $  (3,442)  $  (3,979)
                                                              =========   =========   =========
Net loss per share--basic and diluted.......................  $   (0.78)  $   (1.50)  $   (1.88)
                                                              =========   =========   =========
Weighted average shares used in computing net loss per
  share--basic and diluted..................................  3,052,671   2,288,442   2,120,477
                                                              =========   =========   =========

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             (IN THOUSANDS, EXCEPT SHARE AND PER STOCK SHARE DATA)

                                        CONVERTIBLE             PREFERRED
                                      PREFERRED STOCK             STOCK               COMMON STOCK        ADDITIONAL
                                    -------------------   ---------------------   ---------------------    PAID-IN
                                     SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL
                                    --------   --------   ----------   --------   ----------   --------   ----------
Balance at December 31, 1996......   162,500   $     --           --     $--       2,067,393     $ 2       $    667
Exercise of stock options.........        --         --           --      --          62,600      --             13
Repurchase and cancellation of
  common stock previously
  issued..........................        --         --           --      --         (56,000)     --             (8)
Common stock issued for the
  acquisition of assets...........        --         --           --      --         179,000      --            179
Net loss..........................        --         --           --      --              --      --             --
                                    --------   --------   ----------     ---      ----------     ---       --------
BALANCE AT DECEMBER 31, 1997......   162,500         --           --      --       2,252,993       2            851

Stock issued......................        --         --           --      --          27,144      --             13
Exercise of stock options.........        --         --           --      --          33,486      --             14
Net loss..........................        --         --           --      --              --      --             --
                                    --------   --------   ----------     ---      ----------     ---       --------
BALANCE AT DECEMBER 31, 1998......   162,500         --           --      --       2,313,623       2            878

Issuance of common stock through
  conversion of redeemable
  preferred stock.................        --         --           --      --       5,259,775       6         17,261
Issuance of common stock through
  initial public offering, net....        --         --           --      --       4,600,000       5         83,796
Issuance of common stock through
  conversion of convertible
  preferred stock.................  (162,500)        --           --      --         325,000      --             --
Warrant issued....................        --         --           --      --              --      --             --
Exercise of stock options.........        --         --           --      --         116,747      --             51
Deferred compensation related to
  stock options...................        --         --           --      --              --      --          8,689
Stock-based compensation
  expense.........................        --         --           --      --              --      --             --
Net loss..........................        --         --           --      --              --      --             --
                                    --------   --------   ----------     ---      ----------     ---       --------
BALANCE AT DECEMBER 31, 1999......        --   $     --           --     $--      12,615,145     $13       $110,675
                                    ========   ========   ==========     ===      ==========     ===       ========

                                                                                    TOTAL
                                                                                STOCKHOLDERS'
                                    DEFERRED STOCK               ACCUMULATED       EQUITY
                                     COMPENSATION     WARRANT      DEFICIT        (DEFICIT)
                                    --------------   ---------   ------------   -------------
Balance at December 31, 1996......     $    --         $ --        $ (2,554)       $(1,885)
Exercise of stock options.........          --           --              --             13
Repurchase and cancellation of
  common stock previously
  issued..........................          --           --              --             (8)
Common stock issued for the
  acquisition of assets...........          --           --              --            179
Net loss..........................          --           --          (3,979)        (3,979)
                                       -------         ----        --------        -------
BALANCE AT DECEMBER 31, 1997......          --           --          (6,533)        (5,680)
Stock issued......................          --           --              --             13
Exercise of stock options.........          --           --              --             14
Net loss..........................          --           --          (3,442)        (3,442)
                                       -------         ----        --------        -------
BALANCE AT DECEMBER 31, 1998......          --           --          (9,975)        (9,095)
Issuance of common stock through
  conversion of redeemable
  preferred stock.................          --           --              --         17,267
Issuance of common stock through
  initial public offering, net....          --           --              --         83,801
Issuance of common stock through
  conversion of convertible
  preferred stock.................          --           --              --             --
Warrant issued....................          --          633              --            633
Exercise of stock options.........          --           --              --             51
Deferred compensation related to
  stock options...................      (8,689)          --              --             --
Stock-based compensation
  expense.........................         527           --              --            527
Net loss..........................          --           --          (2,389)        (2,389)
                                       -------         ----        --------        -------
BALANCE AT DECEMBER 31, 1999......     $(8,162)        $633        $(12,364)       $90,795
                                       =======         ====        ========        =======

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION

                            STATEMENTS OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(2,389)   $(3,442)   $(3,979)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      303        178        100
    Amortization of discount on note payable................       13         14         13
    Asset impairment........................................       --         --        453
    Stock-based compenstation expense.......................      527         --         --
    Other non-cash expenses.................................      632         20         27
    Gain on forgiveness of debt.............................       --         --        (33)
    Changes in assets and liabilities:
      Trade accounts receivable.............................   (1,927)      (196)      (102)
      Prepaid expenses and other assets.....................     (710)       (33)       (36)
      Accounts payable......................................    1,410       (107)        43
      Accrued payroll and related costs.....................      114        204        199
      Deferred revenue......................................      973        152        173
                                                              -------    -------    -------
        Net cash used in operating activities...............   (1,054)    (3,210)    (3,142)
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (762)        (8)       (23)
  Purchases of patents......................................      (10)       (50)        --
  Purchase of tradename.....................................      (10)        --         --
  Sale of tradename.........................................       10         --         --
  Acquisition of assets.....................................       --         --       (417)
                                                              -------    -------    -------
        Net cash used in investing activities...............     (772)       (58)      (440)
                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds (repayment) of short-term borrowings.............     (250)      (150)       400
  Net proceeds from issuance of preferred stock.............    7,081         --      5,744
  Net proceeds from issuance of common stock................   83,852         14         13
  Repurchase of common stock previously issued..............       --         --         (8)
  Principal payments under capital lease obligations........     (164)       (97)       (42)
                                                              -------    -------    -------
        Net cash provided by (used in) financing
          activities........................................   90,519       (233)     6,107
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........   88,693     (3,501)     2,525
Cash and cash equivalents at beginning of period............    2,137      5,638      3,113
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $90,830    $ 2,137    $ 5,638
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    95    $   125    $    38
                                                              =======    =======    =======
Summary of non-cash investing and financing activities:
  Equipment acquired or exchanged under capital lease
    obligations.............................................  $   127    $   202    $    64
  Common stock issued for the acquisition of assets.........       --         --        179

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) THE COMPANY

    Digimarc Corporation (the Company) was originally incorporated in 1995 as an Oregon corporation. In December 1999, the Company reincorporated in Delaware. The Company is a provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, the Company's technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of embedded codes.

    (B) ACCOUNTS RECEIVABLE

    Trade accounts receivable are shown net of allowance for doubtful accounts. The amount of the allowance and the charges were as follows:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Balance--beginning of period...............................     $2        $17        $
Provision (recovery).......................................      5         (7)        17
Charge offs................................................     (4)        (8)        --
                                                                --        ---        ---
Balance--end of period.....................................     $3        $ 2        $17
                                                                ==        ===        ===

    (C) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Property and equipment under capital lease obligations are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance are charged to expense when incurred.

    Depreciation on property and equipment is calculated by the straight-line method over the estimated useful lives of the assets, generally two to five years. Property and equipment held under capital leases are amortized by the straight-line method over the lease term. Amortization of property and equipment under capital lease is included in depreciation expense.

    (D) SOFTWARE DEVELOPMENT COSTS

    Under Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E) FUNDED RESEARCH AND DEVELOPMENT

    The Company accounts for amounts received under its funded research and development arrangements in accordance with the provisions of SFAS No. 68, RESEARCH AND DEVELOPMENT ARRANGEMENTS. Under the terms of the arrangements, the Company is not obligated to repay any of the amounts provided by the funding parties. As a result, the Company recognizes revenue as the services are performed.

    Revenues recognized under vendor and end-user funding arrangements totaled $5,536 and $500 for the years ended December 31, 1999 and 1998, respectively. Direct costs allocated to the arrangement were $2,968 and $1,466 for the year ended December 31, 1999 and 1998, respectively. There were no such revenues recognized or cost incurred related to a funding arrangement in 1997.

    (F) OTHER ASSETS

    Other assets consist primarily of the costs of acquired patents and trademarks, and are amortized by the straight-line method over a useful life of three to five years. They are shown, net of accumulated amortization, as $100 and $63 at December 31, 1999 and 1998, respectively. Amortization expense of $46, $46 and $14 for the years ended December 31, 1999, 1998 and 1997

    (G) ADVERTISING COSTS

    Advertising costs are expensed as incurred. Total advertising expenses were $86, $135 and $157 for the years ended December 31, 1999, 1998 and 1997, respectively.

    (H) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (I) REVENUE RECOGNITION

    Revenue is recognized when earned in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, SOP 98-4, Deferral of the Effective Date of a Provision of 97-2, SOFTWARE REVENUE RECOGNITION, and SOP 98-9, MODIFICATION OF SOP 97-2, WITH RESPECT TO CERTAIN TRANSACTIONS.

    The Company generates revenue from the sale of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and detering unauthorized duplication

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or alteration of high-value documents (secure documents) and for use in communicating copyright, asset management and business-to-business image commerce solutions (media commerce).

    Revenue for licenses of the Company's software products is recognized upon delivery of software, assuming no significant future obligations or customer acceptance rights exist.

    SOP 98-9 requires that revenue is recognized under certain circumstances using the "residual method." Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999.

    Revenue for subscriptions are paid in advance and are recognized ratably over the term of the subscription. Revenue for contracted professional services are recognized as the services are performed. The Company recognizes revenues on service contracts on a method that approximates the percentage of completion basis using budgeted amounts established with the customer at the inception of the contract. Progress towards completion is measured using allowable costs incurred as compared to the budgeted amounts contained in the basic contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. The contract is considered complete upon completion of the deliverables specified in the contract. Deferred revenue consists of payments received in advance for consulting services and subscriptions to the Company's Internet service for service and support not yet performed.

    (J) USE OF ESTIMATES

    Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from those estimates.

    (K) INCOME TAXES

    The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

    (L) STOCK SPLIT

    On October 21, 1999, the Board of Directors approved a one-for-two reverse stock split of outstanding common and preferred shares which was effected on December 1, 1999. Common and

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) preferred share and per share data for all periods presented in the accompanying financial statements have been adjusted to reflect this stock split.

    (M) CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash and cash equivalents with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash is minimal. The Company had accounts receivable from one customer representing approximately 91% of trade accounts receivable at December 31, 1999 and accounts receivable from three customers representing approximately 83% of trade accounts receivable at Decmber 31, 1998. Loss of or non-performance by these significant customers could adversely affect the Company's financial position, liquidity or results of operations.

    (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued payroll approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases and notes payable approximate fair value as the stated interest rates reflect current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    (O) STOCK-BASED EMPLOYEE COMPENSATION

    The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize stock-based compensation expense over the vesting period based on the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense for stock options is recognized for stock awards granted at or above fair market value and to provide pro forma net income and pro forma earnings per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (P) CONTINGENCIES AND FACTORS THAT COULD AFFECT FUTURE RESULTS

    A portion of the Company's revenues each year is generated from licensing of technology. In the competitive environment in which the Company operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to the Company's technology could have a long-term impact on the Company's growth and results of operations.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (Q) NET LOSS PER SHARE

    Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE, which provides that basic and diluted net loss per share for all prior periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

    Common stock equivalents related to stock options and warrant of 1,615,944, 1,327, 426, and 640,857 are antidilutive in a net loss year and, therefore, are not included in 1999, 1998 and 1997 diluted net loss per share, respectively.

    (R) RECLASSIFICATIONS

    Certain prior year amounts in the acompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

(2) CASH AND CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    Cash and cash equivalents include various money market instruments and investments in government bonds totaling $90,830 and $2,137 at December 31, 1999 and 1998, respectively. Cash equivalents are carried at amortized cost, which approximates market.

(3) PROPERTY AND EQUIPMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Furniture and fixtures......................................   $  185     $  51
Office equipment............................................    1,123       504
Leasehold improvements......................................      140         4
                                                               ------     -----
                                                                1,448       559
Less accumulated depreciation and amortization..............     (487)     (230)
                                                               ------     -----
                                                               $  961     $ 329
                                                               ======     =====

(4) LEASES

    The Company leases certain office equipment under long-term capital leases, which expire over the next three years. At December 31, 1999 and 1998, the cost of these assets was $584 and $447, respectively, and accumulated amortization was $329 and $168, respectively.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) LEASES (CONTINUED)
    Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

                                                             CAPITAL    OPERATING
YEAR ENDING DECEMBER 31:                                      LEASES     LEASES
------------------------                                     --------   ---------
2000.......................................................    $154      $  459
2001.......................................................     105         376
2002.......................................................      32         376
2003.......................................................      --         400
2004.......................................................      --         400
                                                               ----      ------
  Total minimum lease payments.............................     291      $2,011
                                                                         ======
Less amount representing interest..........................      33
                                                               ----
                                                                258
Less current portion of capital lease......................     139
                                                               ----
                                                               $119
                                                               ====

    On June 22, 1999, the Company entered into a five-year operating lease agreement for office space. The lease requires a letter of credit in lieu of a cash security deposit in the amount of $350. The letter of credit dated
August 1999 is secured by a certificate of deposit in the amount of $350. The letter of credit is to be released over two years in increments upon the Company's meeting certain milestones.

    Rent expense on the operating leases for the years ended December 31, 1999, 1998 and 1997 totaled $141, $71 and $62 respectively.

(5) NOTES PAYABLE

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Notes payable to stockholders, net of unamortized discount
  of $72 and $86 at December 31, 1999 and 1998,
  respectively, interest at 7% beginning in 1998, due And
  payable May 2005 or earlier under certain conditions,
  unsecured.................................................    $311       $298
                                                                ----       ----
                                                                 311        298
Less current portion........................................     311         --
                                                                ----       ----
                                                                $ --       $298
                                                                ====       ====

(6) DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors an employee savings plan (the Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan after four months of service. Employees may contribute up to 15% of their pay

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) DEFINED CONTRIBUTION PENSION PLAN (CONTINUED) to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ending December 31, 1999, 1998 and 1997 the Company made no discretionary matching contributions.

(7) CONVERTIBLE REDEEMABLE PREFERRED STOCK

    The Company authorized several series of convertible redeemable preferred stock. All issued and outstanding convertible redeemable preferred stock was converted into common stock upon completion of the Company's initial public offering on December 2, 1999. The title, carrying amount, and number of shares issued and outstanding were as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Series B-1, $.001 par value; no shares and 902,000 shares
  issued and outstanding at December 31, 1999 and 1998,
  respectively; liquidation preference $4,510 at December
  31, 1998................................................  $    --    $ 4,441
Series B-N, $.001 par value; no shares issued and
  outstanding.............................................       --         --
Series C-1, $.001 par value; no shares and 2,029,786
  shares issued and outstanding at December 31, 1999 and
  1998 respectively; liquidation preference $5,805 at
  December 31, 1998.......................................       --      5,744
Series C-N, $.001 par value; no shares issued and
  outstanding at December 31, 1999 and 1998...............       --         --
Series D, $.001 par value; no shares issued and
  outstanding at December 31, 1999 and 1998...............       --         --
Series D-X, $.001 par value; no shares issued and
  outstanding at December 31, 1999 and 1998...............       --         --
                                                            -------    -------
Total convertible redeemable preferred stock..............  $    --    $10,185
                                                            =======    =======

    During 1999, the Company issued 1,266,000 shares of Series D-1 convertible redeemable preferred stock for a total aggregate purchase price of $6,291 and 160,000 shares of Series D-X convertible redeemable preferred stock for a total aggregate purchase price of $790. The terms of the Series D and D-X stock are substantially identical to the Series B and C stock. See note 10 for features of convertible redeemable preferred stock. Upon effectiveness of the initial public offering (the Offering) on December 2, 1999, all outstanding convertible redeemable preferred stock was converted into common stock.

(8) INITIAL PUBLIC OFFERING

    In December 1999, the Company completed the Offering of 4,600,000 shares of its common stock which included the exercise of the underwriters overallotment option resulting in net proceeds of $83,801, after deducting underwriting discounts, commissions and offering expenses.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCKHOLDERS' EQUITY

    (A) PREFERRED STOCK

    All outstanding preferred stock of the Company was converted to common stock upon the closing of the Offering. The authorized preferred stock of the Company following its reincorporation and the Offering consists of 5,000,000 shares of undesignated preferred. Prior to the Offering, the Company had issued
Series A-1, Series B-1 Series, C-1, Series D and Series D-X preferred stock.

    (B) COMMON STOCK

    The authorized common stock of the Company following its reincorporation in Delaware on December 1, 1999, consists of 30,000,000 shares.

    (C) DEFERRED STOCK COMPENSATION

    Stock compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. The estimated fair value per share used to determine deferred stock compensation was derived by reference to preferred stock sales reduced by a discount factor, the execution of various contracts and letters of intent, the progress toward completion of new products, and the estimated price range of the common stock at the effective date of the Offering. Stock-based compensation expense of $527 was recorded for the year ended December 31, 1999. No stock-based compensation expense was recorded for the years ended December 31, 1998 and 1997. The total deferred stock compensation recorded by the Company from inception through December 31, 1999 was $8.7 million. The Company estimates it will record stock compensation expense of approximately $2.2 million for each of year 2000, 2001 and 2002.

    (D) STOCK INCENTIVE PLAN

    In October 1995, the 1995 Stock Incentive Plan (the 1995 Plan) was approved by our Board of Directors. Under the terms of the 1995 Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and restricted stock to officers, directors, employees or consultants. Prices for all options or stock granted under the 1995 Plan are determined by the Board of Directors. Option prices for incentive stock options are set at not less than the fair market value of the common stock at the date of grant. Options vest over periods determined by the Board of Directors. Options are contingent upon continued employment with the Company and, unless otherwise specified, expire ten years from the date of grant. The Company has reserved 2,800,000 shares of its common stock for issuance under the 1995 Plan.

    In October 1999, the 1999 Stock Incentive Plan (the 1999 Plan) was approved by our Board of Directors. The Company initially reserved 1,500,000 shares of it common stock for issuance under the 1999 Plan. Upon completion of the Company's Offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. The exercise price and term of options granted under the 1999 Plan will be determined by our Board of Directors or by a committee they designate.

    As part of the 1999 Plan, the Company adopted the Non-Employee Director Option Plan (the Director Plan). Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-exising or first elected to the Company's Board of Directors.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCKHOLDERS' EQUITY (CONTINUED)
These options vest in four annual increments on the anniversary date of the grant date. In addition, an annual option grant of 2,500 shares will be given to each non-employee director on the date of the Company's annual stockholders' meeting if certain conditions are met. These options will vest on the first anniversary of the grant date. The exercise price of the options under this plan is fair market value on the date of grant.

    SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

                                                              1999       1998       1997
                                                            --------   --------   --------
Risk-free interest rate...................................    6.25%      6.00%      6.25%
Expected dividend yield...................................      --         --         --
Expected life (in years)..................................       4          4          4
Expected volatility.......................................     100%       100%       100%

Using the Black-Scholes methodology, the total value of options granted during 1999, 1998 and 1997 was $9,015, $175 and $97, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1999, 1998 and 1997 was $7.91, $0.09 and $0.08 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's loss per share would approximate the pro forma disclosures below:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Pro forma net loss...................................   (5,700)    (3,552)    (4,053)
Pro forma net loss per share.........................    (1.87)     (1.55)     (1.91)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCKHOLDERS' EQUITY (CONTINUED)
    Transactions involving the stock incentive plans are summarized as follows:

                                                                      WEIGHTED
                                                       NUMBER OF      AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Options outstanding, December 31, 1996...............    577,550        $ .30
Granted..............................................    416,900          .50
Exercised............................................    (62,600)         .22
Canceled.............................................    (19,650)         .50
                                                       ---------        -----

Options outstanding, December 31, 1997...............    912,200          .40
Granted..............................................    646,800          .50
Exercised............................................    (33,486)         .50
Canceled.............................................   (220,714)         .50
                                                       ---------        -----

Options outstanding, December 31, 1998...............  1,304,800          .42
Granted..............................................  1,516,750         3.67
Exercised............................................   (116,747)         .44
Canceled.............................................    (47,992)         .50
                                                       ---------        -----

Options outstanding, December 31, 1999...............  2,656,811        $2.28
                                                       =========        =====

    At December 31, 1999, the range of exercise prices and the weighted average remaining contractual life of outstanding options were $.15-$59.63 and nine years, respectively.

                                          OUTSTANDING                   EXERCISABLE
                              -----------------------------------   --------------------
                                           REMAINING     WEIGHTED               WEIGHTED
                              NUMBER OF   CONTRACTUAL    AVERAGE    NUMBER OF   AVERAGE
RANGE OF EXERCISE PRICES       SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
------------------------      ---------   ------------   --------   ---------   --------
  .15.......................   252,800         6.45         .15      230,000       .15
  .50.......................   917,261         7.89         .50      452,161       .50
 1.50.......................   484,000         9.39        1.50           --      1.50
 1.65.......................    50,000         4.36        1.65           --      1.65
 2.50.......................   843,750         9.73        2.50           --      2.50
20.00.......................    97,000         9.92       20.00           --     20.00
55.38.......................     4,000         9.99       55.38           --     55.38
59.63.......................     8,000         9.94       59.63           --     59.63

    At December 31, 1999, options to purchase 682,161 shares of common stock were exercisable at a weighted average exercise price of $.38, and 1,214,354 shares were available for grant.

    (E) EMPLOYEE STOCK PURCHASE PLAN

    Under the 1999 Employee Stock Purchase Plan (the Purchase Plan), the Company has authorized the issuance of 625,000 common shares, of which all are available at December 31, 1999. The Purchase Plan allows eligible employees to puchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, not to exceed $21 per year, including

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCKHOLDERS' EQUITY (CONTINUED)
commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

    (F) WARRANT

    In October 1999, the Company entered into a two year agreement with Hearst Communications, Inc. (Hearst) in which the Company and Hearst will jointly promote Internet-enabled advertising. In connection with the Hearst agreement, the Company issued a warrant to purchase 150,000 shares of common stock to Hearst at $20 per share. Of the 150,000 shares, 62,500 vested upon the Company's Offering, another 62,500 shares vest based on the achievement of certain milestones within the first year of the agreement, and the final 25,000 vest upon the one-year anniversary of the agreement. The warrant is exercisable for three years after each vesting date.

    The value of the warrant at December 31, 1999 was $4,122. Of this amount, the Company recorded $633 of sales and marketing expense during 1999 which related to the vested portion of the warrant. The value and expense of the warrant was calculated using the Black-Scholes method, assuming a 6.25% risk-free interest rate, three year expected life, and 100% volatility. The Company will continue to record non-cash charges in its statement of operations based on the fair value of the newly-vested portions of the warrant. As of December 31, 1999, no portion of the warrant had been exercised.

(10) INCOME TAXES

    Due to the Company's losses before the provision for income taxes for the years ended December 31, 1999, 1998 and 1997, there has been no provision for federal and state taxes. The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1999           1998           1997
                                                        --------       --------       --------
Federal statutory rate................................    (34)%          (34)%          (34)%
Increase (decrease) resulting from:
  State income taxes, net of federal tax benefit......     (5)            (4)            (4)
  Change in valuation allowance.......................     43             40             39
  Other, net..........................................     (4)            (2)            (1)
                                                          ---            ---            ---
    Effective tax rate................................     --%            --%            --%
                                                          ===            ===            ===

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

                                                              1999       1998
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 3,482    $ 3,284
  Capitalized research and experimentation costs..........      170        238
  Tax basis intangible assets, due to differences in
    amortization..........................................       57         82
  Research and experimentation credits....................      113        113
  Accrued expenses........................................      430         --
  Deferred revenue........................................      491         --
  Other...................................................        8         22
                                                            -------    -------
    Total gross deferred tax assets.......................    4,751      3,739
Less valuation allowance..................................   (4,723)    (3,699)
                                                            -------    -------
    Net deferred tax assets...............................       28         40
                                                            -------    -------
Deferred tax liabilities:
  Unamortized discount on notes payable...................       28         33
  Plant and equipment, due to differences in
    depreciation..........................................       --          7
                                                            -------    -------
    Total deferred tax liabilities........................       28         40
                                                            -------    -------
    Net deferred tax liability (asset)....................  $    --    $    --
                                                            =======    =======

    The valuation allowance for deferred tax assets as of December 31, 1999 and 1998, respectively, was $4,723 and $3,699. The net change in the total valuation allowance for the year ended December 31, 1999, 1998 and 1997 was an increase of $1,024, $1,385, and $1,418, respectively.

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $9,078 to offset against future income for federal and state tax purposes, and research and experimentation credits of $113. These carryforwards expire through 2019.

    A provision of the Internal Revenue Code requires that the utilization of net operating losses and research and experimentation credits be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sale of Series A preferred stock in June 1996 and the sale of Series B preferred stock in July 1996. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to July of 1996 is limited; the amount subject to limitation is approximately $915.

    A change of more than 50% in ownership occurred twice during 1999. The change occurred with the sale of Series D preferred stock in June 1999 and again with the Offering in December 1999. As such, the utilization of the net operating loss carryforwards generated from periods prior to June and December of 1999 is limited. The amount of the net operating loss carryforward subject to the utilization limitation is approximately $9,037.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) SEGMENT INFORMATION

    (A) GEOGRAPHIC INFORMATION

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue is generated in this segment through licensing and subscription of its media commerce and secure documents products and the delivery of contracted and consulting services related to secure documents.

    The Company operates solely within the United States, and all assets are located within the United States. Sales to identifiable foreign customers were approximately $351, $89 and $17 for the years ended December 31, 1999, 1998 and 1997, respectively.

    (B) MAJOR CUSTOMERS

    Revenue from the Company's major customers was as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1999           1998           1997
                                                     --------       --------       --------
Customer A.........................................   $   --          $ --           $30
Customer B.........................................    6,136           503            25
                                                      ------          ----           ---
                                                      $6,136          $503           $55
                                                      ======          ====           ===

    Accounts receivable from one customer represented 91% of trade receivables at December 31, 1999. The Company had accounts receivable from three customers representing approximately 83% of trade accounts receivable at December 31, 1998. No single customer accounted for more than 10% of trade accounts receivable outstanding at December 31, 1997.

(12) COMMITMENTS AND CONTINGENCIES

    In October 1999, the Company entered into a binding letter of agreement with WIRED magazine (WIRED) in which the Company and WIRED will jointly promote Internet-enabled advertising. Under the agreement, the Company has agreed to provide a non-exclusive license to WIRED for MEDIABRIDGE, as well as provide WIRED with all reasonable and necessary development tools, training, software and cameras for it to comply with its obligations under the agreement. WIRED has agreed to remit to the Company a portion of the revenue it receives from MEDIABRIDGE-enabled advertising.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) QUARTERLY FINANCIAL INFORMATION--UNAUDITED

    A summary of quarterly financial information follows:

QUARTER ENDED                        MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
-------------                        --------   --------   ------------   -----------
1999
Total revenue......................   $1,059     $ 996        $2,130        $ 2,744
Cost of revenue....................      480       455           941          1,750
Operating loss.....................     (118)     (431)         (284)        (1,949)
Net loss...........................     (129)     (448)         (247)        (1,565)
Net loss per share, diluted and
  basic............................   $ (.06)    $(.19)       $ (.10)       $  (.30)

1998
Total revenue......................   $  161     $ 246        $  284        $   293
Cost of revenue....................      159       370           339            712
Operating loss.....................     (803)     (838)         (737)        (1,108)
Net loss...........................     (787)     (822)         (712)        (1,121)
Net loss per share, diluted and
  basic............................   $ (.35)    $(.36)       $ (.31)       $  (.49)

The four quarters for net loss per share may not add for the year because of the different number of shares outstanding during the year.