Form 10-Q
period 2000-03-31
DIGIMARC CORP
filed 2000-05-12
CIK 1089443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-28317

                            ------------------------

                              DIGIMARC CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      94-3342784
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

              19801 SW 72(ND) AVE, STE 250, TUALATIN, OREGON 97062
                    (Address of principal executive offices)

                           TELEPHONE: (503) 885-9699
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    12,903,889 shares of Common Stock, $.001 par value, as of April 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGIMARC CORPORATION
                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Balance Sheets as of March 31, 2000 and
            December 31, 1999.........................................         2

          Condensed Statements of Operations for the three months
            ended March 31, 2000 and 1999.............................         3

          Condensed Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999.............................         4

          Notes to Condensed Financial Statements.....................         5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................         6

Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................        18

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................        19

Signatures............................................................        20

Index to Exhibits.....................................................        21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              DIGIMARC CORPORATION

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000        1999(1)
                                                              ---------   ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 86,920      $ 90,830
  Trade accounts receivable, net............................     3,142         2,225
  Other current assets......................................     1,273           834
                                                              --------      --------
    Total current assets....................................    91,335        93,889

Property and equipment, net.................................     2,234           961
Other assets, net...........................................        41            53
                                                              --------      --------
    Total assets............................................  $ 93,610      $ 94,903
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,881      $  1,638
  Accrued payroll and related costs.........................       916           504
  Deferred revenue..........................................     1,166         1,318
  Other current liabilities.................................       589           529
                                                              --------      --------
    Total current liabilities...............................     4,552         3,989

Other long-term liabilities.................................       113           119

Stockholders' equity:
  Common stock..............................................        13            13
  Additional paid-in capital................................   110,747       110,675
  Deferred stock compensation...............................    (7,618)       (8,162)
  Warrant...................................................       633           633
  Accumulated deficit.......................................   (14,830)      (12,364)
                                                              --------      --------
    Total stockholders' equity..............................    88,945        90,795

    Total liabilities and stockholders' equity..............  $ 93,610      $ 94,903
                                                              ========      ========

------------------------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (In Thousands)

                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Revenue:
  Secure documents..........................................   $ 2,541     $  985
  Media commerce............................................        29         74
                                                               -------     ------
    Total revenue...........................................     2,570      1,059

Cost of revenue:
  Secure documents..........................................     1,480        462
  Media commerce............................................        31         18
                                                               -------     ------
    Total cost of revenue...................................     1,511        480

Gross profit................................................     1,059        579

Operating expenses:
  Sales and marketing.......................................     1,513        131
  Research, development and engineering.....................       837        107
  General and administrative................................     1,841        459
  Stock-based compensation..................................       543         --
                                                               -------     ------
    Total operating expenses................................     4,734        697
                                                               -------     ------

Operating loss..............................................    (3,675)      (118)

Other income (expense):
  Interest income...........................................     1,326         13
  Interest expense..........................................       (88)       (26)
  Other.....................................................       (27)         2
                                                               -------     ------
    Total other income (expense), net.......................     1,211        (11)
                                                               -------     ------

Loss before provision for income taxes......................    (2,464)      (129)

Provision for income taxes..................................        --         --
                                                               -------     ------
Net loss....................................................   $(2,464)    $ (129)
                                                               =======     ======

Net loss per share--basic and diluted.......................   $ (0.19)    $(0.06)

Weighted average shares used in computing net loss per
  share--
  basic and diluted.........................................    12,733      2,321

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................   $(2,464)    $  (129)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       199          55
    Amortization of discount on note payable................        72           2
    Stock-based compensation expense........................       543          --
    Changes in assets and liabilities:
      Trade accounts receivable.............................      (917)       (760)
      Other current assets..................................      (439)       (112)
      Accounts payable......................................       251          61
      Accrued payroll and related costs.....................       428        (180)
      Deferred revenue......................................      (152)         11
                                                               -------     -------
        Net cash used in operating activities...............    (2,479)     (1,052)

Cash flows from investing activities:
  Purchase of property and equipment........................    (1,459)        (12)
  Sale of tradename.........................................        --          10
                                                               -------     -------
        Net cash used in investing activities...............    (1,459)         (2)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.............        --           5
  Net proceeds from issuance of common stock................        72          --
  Principal payments under capital lease obligations........       (44)        (39)
                                                               -------     -------
        Net cash provided by (used in) financing
          activities........................................        28         (34)

Net decrease in cash and cash equivalents...................    (3,910)     (1,088)
Cash and cash equivalents at beginning of period............    90,830       2,137
                                                               -------     -------
Cash and cash equivalents at end of period..................   $86,920     $ 1,049
                                                               =======     =======

Supplemental disclosure of cash flow information:
  Cash paid for interest....................................   $    88     $    26

Summary of non-cash investing and financing activities:
  Equipment acquired or exchanged under capital lease
    obligations.............................................   $    --     $   103

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY, BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

    These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 as included in the Company's Annual Report on Form 10-K dated March 28, 2000.

2.  LOSS PER SHARE COMPUTATION

    Historical basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of outstanding stock options and outstanding warrants are excluded from the calculation of historical diluted net loss per share for the periods presented as their inclusion would be antidilutive.

3.  SEGMENT INFORMATION

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue from one customer represented 90% and 93% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Accounts receivable from one customer represented 92% and 91% of trade receivables at March 31, 2000 and December 31, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF DIGIMARC, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISKS RELATED TO OUR BUSINESS," "RISKS RELATED TO OUR INDUSTRY," AND ELSEWHERE IN THIS DOCUMENT AND THOSE RISKS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2000, AND IN OUR REGISTRATION STATEMENT NO. 333-87501, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED HEREIN.

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

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
Revenue:
  Secure documents..........................................      99%             93%
  Media commerce............................................       1               7
                                                                ----             ---
    Total revenue...........................................     100             100
Cost of revenue:
  Secure documents..........................................      58              44
  Media commerce............................................       1               1
                                                                ----             ---
    Total cost of revenue...................................      59              45
                                                                ----             ---
  Gross Margin..............................................      41              55
Operating expenses:
  Sales and marketing.......................................      59              13
  Research, development and engineering.....................      33              10
  General and administrative................................      71              43
  Stock-based compensation..................................      21              --
                                                                ----             ---
    Total operating expenses................................     184              66
                                                                ----             ---
    Operating loss..........................................    (143)            (11)
Other income (expense)......................................      47              (1)
                                                                ----             ---
    Net loss................................................     (96)%           (12)%
                                                                ====             ===

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUE

    Total revenue was $2.6 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. The $1.5 million or 143% increase was primarily the result of increased service revenue which we earned through our relationship with a consortium of leading central banks under which we are developing a system to deter the use of personal computer systems in the counterfeiting of currency. One customer (the consortium of banks) accounted for approximately 90% of our total revenue for the three months ended March 31, 2000. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the remainder of year 2000 and 2001. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and related institutions. We currently expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers. Successful introduction and implementation of these new products and services, including self-authenticating documents and the Digimarc MediaBridge system, if achieved, would significantly change the mix and concentration of our future revenue.

    SECURE DOCUMENTS. Secure documents revenue was $2.5 million and $985,000 for the three months ended March 31, 2000 and 1999, respectively. The
$1.6 million or 158% increase was the direct result of increased services provided to the consortium of leading central banks.

    MEDIA COMMERCE. Media commerce revenue was $29,000 and $74,000 for the three months ended March 31, 2000 and 1999, respectively. The $45,000 or 61% decrease was primarily the result of an increased use of our sales, marketing and research and development personnel to provide education, outreach and product definition services to our anti-counterfeiting system customer (the consortium of banks).

COST OF REVENUE

    SECURE DOCUMENTS. Cost of secure documents revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to certain service and development contracts. Cost of secure documents revenue was $1.5 million and $462,000 for the three months ended March 31, 2000 and 1999, respectively. The $1.0 million or 220% increase was the result of an increased use of our research and development and sales and marketing personnel to provide services to our anti-counterfeiting customer under the development contract.

    MEDIA COMMERCE. Cost of media commerce revenue includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support the services offered to our media commerce customers. Cost of media commerce revenue was $31,000 and $18,000 for the three months ended March 31, 2000 and 1999, respectively.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $1.5 million and $131,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $1.4 million or 1055%. This increase resulted from increased costs of $1.1 million related to salaries and other employee related costs, including travel expenses, $556,000 of increased costs related to marketing administration and promotional activities, offset in part by an increased allocation of $418,000 to cost of secure documents revenue associated with sales and marketing personnel who provided education, outreach and product definition services to our anti-counterfeiting system customer. Sales and marketing employees totaled 47 and nine as of March 31, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing effort is essential for the introduction of new products, including additional secure documents applications, and the Digimarc MediaBridge system. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and that sales and marketing expenses are likely to increase in the future.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $837,000 and $107,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $730,000 or 682%. Increased use of research, development and engineering personnel to provide services to our anti-counterfeiting system customer resulted in an additional $460,000 of these expenses being allocated to cost of secure documents revenue, while salaries and other employee related costs, including travel expenses, increased
$1.1 million. Research, development and engineering personnel totaled 55 and 14 as of March 31, 2000 and 1999, respectively. We believe that a significant investment in research, development and engineering is essential for us to maintain our market position, to continue to expand our product lines and to enhance our technologies and intellectual property rights. Accordingly, we anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $1.8 million and $459,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $1.4 million or 301%. $500,000 of this increase was the result of increased executive compensation, travel expenses, and executive recruiting fees, and $800,000 was the result of increased depreciation, office expense and professional fees related to our recent growth. General and administrative employees totaled 22 and four as of March 31, 2000 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public-reporting costs, directors' and officers' liability insurance, investor relations programs and professional-services fees.

    STOCK-BASED COMPENSATION. Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 was recorded for the three months ended March 31, 2000. The total deferred stock compensation recorded by us from inception to March 31, 2000 was $8.7 million. The fair value per share used to determine deferred stock compensation for stock option grants made prior to our initial public offering was derived by reference to sales of our preferred and common stock reduced by a discount factor in each case. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately
$1.6 million for the remainder of 2000 and $2.2 million for each of 2001 and 2002.

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

OTHER INCOME (EXPENSE)

    Other income (expense) consists primarily of interest received and paid, as well as corporate tax expense. Other income (expense) was $1.2 million and $(11,000) for the three month periods ended March 31, 2000 and 1999, respectively. The $1.2 million increase came as a result of a significantly higher cash and cash equivalent balance earning interest due to the funds received from our initial public offering in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, we had cash and cash equivalents of $86.9 million, representing a decrease of $3.9 million from $90.8 million at December 31, 1999. Working capital at March 31, 2000 was $86.8 million, compared to working capital of $89.9 million at December 31, 1999. The decrease in working capital is attributable primarily to the cash needs for our current operations.

    Our operating activities resulted in net cash outflows of $2.5 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. This $1.4 million increase in operating cash outflows was due primarily to growth in the Company and increased operations in the three months ended
March 31, 2000.

    Investing activities used cash of $1.5 million and $2,000 for the three months ended March 31, 2000 and 1999, respectively. This $1.5 million increase in cash used in investing activities related primarily to the purchase of property and equipment. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

    Financing activities provided net cash of $28,000 and used net cash of $34,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by, or used in, financing activities in each of these periods was related primarily to proceeds from issuance of common stock offset by principal payments on our equipment lease obligations.

    We have computers and office equipment financed under long-term capital leases that expire over the next 30 months. As of March 31, 2000, we had an outstanding balance of $214,000 of capital lease obligations. We had unsecured notes payable to common stockholders totaling $384,000 at March 31, 2000 which bear interest at 7% per annum. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $4.2 million as of March 31, 2000, and are payable in monthly installments through 2005.

RECENT ACCOUNTING PROUNCEMENT

    In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 (FIN 44). FIN44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 20000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES; WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

    We have incurred significant net losses since inception and we expect to continue to incur losses for the foreseeable future in light of our planned operating expenditures. We incurred net losses of $2.5 million for the first three months of 2000, $2.4 million in 1999, $3.4 million in 1998, $4.0 million in 1997, $1.6 million in 1996 and $874,000 in 1995. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of March 31, 2000 was approximately $14.8 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

MOST OF OUR SIGNIFICANT REVENUE MODELS ARE UNDER DEVELOPMENT, AND THE CORRESPONDING ANTICIPATED PRODUCTS AND SERVICES MAY FAIL TO ATTRACT OR RETAIN CUSTOMERS

    Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. Our current applications include media commerce and counterfeiting and piracy deterrence. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, and in recent periods, from secure document applications. In the future, we anticipate that an increasing share of our revenue will be from sales of our Digimarc MediaBridge system, which is planned for release in the second half of 2000, and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for the Digimarc MediaBridge system, or for our other future applications. In addition, because we have not yet sold these products in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that we are currently developing for these new products will be accepted. We must complete the development of the Digimarc MediaBridge system and obtain revenue from its commercial launch in order to meet our revenue objectives. If we do not successfully develop, market and support the Digimarc MediaBridge system, it is likely that our future revenue will fall below our targeted objectives. Any shortfall in revenue from the Digimarc MediaBridge system or our other future applications could reduce the trading price of our common stock. We believe that it is too early to determine whether revenue from these applications will meet our objectives, and whether the revenue models that we are currently developing and may develop in the future will be successful or require changes after adoption. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

BECAUSE WE CURRENTLY RECEIVE 90% OF OUR REVENUE FROM A SINGLE CUSTOMER, THE LOSS OF THIS CUSTOMER WOULD SERIOUSLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    We derive a substantial portion of our revenue from a consortium of leading central banks with whom we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 90% of our total revenue during the three months ended March 31, 2000, 89% of our total revenue in 1999 and 51% of our total revenue in 1998. We anticipate that this relationship will account for most of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing, including the Digimarc MediaBridge system. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the next two years.

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

OUR FUTURE GROWTH WILL DEPEND ON THE SUCCESSFUL IMPLEMENTATION OF OUR PRODUCT SOLUTIONS BY THIRD-PARTY PARTNERS

    The Digimarc MediaBridge system and other applications and services which we plan on providing in the future will rely on the successful implementation of our product solutions, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with major third-party vendors to create and promote products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies or these partners are unsuccessful in their efforts, our business, operating results and financial condition could be seriously harmed. In addition, if our technologies do not perform according to market expectations, our business will be seriously harmed.

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

    Our quarterly results may fluctuate in the future as a result of many factors, some of which are outside our control, including:

    - the timing, introduction and successful commercialization of our new products and services, including the Digimarc MediaBridge system;

    - the timing and success of our brand-building and marketing campaigns;

    - the loss of or reduction in revenue from the customer that currently accounts for 90% of our total revenue or any other significant customer;

    - the market's acceptance of our products and services, including the Digimarc MediaBridge system;

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

THE MARKETS FOR DIGITAL WATERMARK APPLICATIONS ARE NEW AND DEVELOPING

    Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence an self-authentication of documents. The markets for products and services using digital watermarks are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and rapidly evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services are currently used by only a limited number of customers. It is difficult to predict the future growth rate, if any, and ultimate size of these markets or our anticipated future markets. We cannot assure you that markets for our products and services will develop.

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

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH AND EXPANSION THAT MAY HARM OUR BUSINESS

    As of March 31, 2000 we had 124 employees. In addition, we expect that we need to hire a total of approximately 64 additional employees in all areas in 2000. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. In addition, any additional growth of our product lines or business will place an even more significant strain on our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

IF WE ARE NOT ABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS MAY BE HARMED

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Many of our personnel are presently serving in more than one capacity. In addition, we expect that we will need to hire a total of approximately 64 additional employees in all areas in 2000, including general managers for new operations in key market segments. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention.

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

RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO RESPOND TO REGULATORY OR INDUSTRY STANDARDS EFFECTIVELY, OUR BUSINESS COULD BE HARMED

    Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with newly-imposed regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry standards, including any standards that may be adopted for the protection of audio content, digital photography or video on DVD, in a timely and cost-effective manner. For instance, our video copy prevention solution is competing with another solution to become the industry standard for DVD copy protection. In addition, the Digimarc MediaBridge system competes against companies that provide Internet portals, and other Internet companies that provide search and directory services. If we are unable to influence or respond to these standards effectively, our business could be harmed.

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

    - Internet technologies--numerous existing and potential Internet access and search methods will be potentially competitive with the Digimarc MediaBridge system; and

    - bar codes--visible data-carrying code.

    In addition, as we apply our technologies to the Internet through the anticipated introduction of the Digimarc MediaBridge system, we may begin to compete with a wide range of other companies. Many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share in our target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

    We cannot assure you that we will be able to compete successfully against current or future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures we face will not harm our business, operating results and financial condition.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
             27             Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the three months ended March 31, 2000.

ITEMS 1, 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                           DIGIMARC CORPORATION

                                             By:                /s/ E.K. RANJIT
                                                  ------------------------------------------
                                                                  E.K. Ranjit
                                                            CHIEF FINANCIAL OFFICER
                                                         (Duly Authorized Officer and
                                                         Principal Financial Officer)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         27             Financial Data Schedule