Form 10-Q
period 2000-06-30
DIGIMARC CORP
filed 2000-08-14
CIK 1089443

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    Form 10-Q

                                   -----------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-28317

                                   -----------

                              DIGIMARC CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   94-3342784
   State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification Number)


               19801 SW 72ND AVE, STE 250, TUALATIN, OREGON 97062
                    (Address of principal executive offices)

                            TELEPHONE: (503) 885-9699
              (Registrant's telephone number, including area code)

                                   -----------

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

     13,040,430 shares of Common Stock, $.001 par value, as of July 31, 2000

================================================================================

                              DIGIMARC CORPORATION
                                TABLE OF CONTENTS


                                                                                                                      PAGE NO.
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.....................................         3

               Condensed Statements of Operations for the three months and six months ended June 30, 2000 and 1999....         4

               Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999.....................         5

               Notes to Condensed Financial Statements................................................................         6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..................         7

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.............................................        20

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders....................................................        21

Item 6.        Exhibits and Reports on Form 8-K.......................................................................        21

Signatures                                                                                                                    22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              DIGIMARC CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   JUNE 30,        DECEMBER 31,
                                                                                                     2000            1999(1)
                                                                                                ----------         ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................................    $82,637            $90,830
   Trade accounts receivable, net..............................................................      2,533              2,225
   Other current assets........................................................................        976                834
                                                                                                ----------         ----------

      Total current assets.....................................................................     86,146             93,889

Property and equipment, net....................................................................      2,931                961
Other assets, net..............................................................................         38                 53
                                                                                                ----------         ----------

      Total assets.............................................................................    $89,115            $94,903
                                                                                                ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................................     $3,063             $1,638
   Accrued payroll and related costs...........................................................      1,000                504
   Deferred revenue............................................................................      1,082              1,318
   Other current liabilities...................................................................        160                529
                                                                                                ----------         ----------

      Total current liabilities................................................................      5,305              3,989
Other long-term liabilities....................................................................         65                119
Stockholders' equity:
   Common stock................................................................................         13                 13
   Additional paid-in capital..................................................................    111,187            110,675
   Deferred stock compensation.................................................................     (7,075)            (8,162)
   Warrant.....................................................................................        633                633
   Accumulated deficit.........................................................................    (21,013)           (12,364)
                                                                                                ----------         ----------

      Total stockholders' equity...............................................................     83,745             90,795
      Total liabilities and stockholders' equity...............................................    $89,115            $94,903
                                                                                                ==========         ==========

-----------

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         ------------------       ----------------
                                                                          JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                                                            2000       1999        2000       1999
                                                                            ----       ----        ----       ----
Revenue:
   License and subscription........................................           $66        $42         $95       $116
   Service.........................................................         2,638        954       5,179      1,939
                                                                           ------     ------      ------     ------

      Total revenue................................................         2,704        996       5,274      2,055
Cost of revenue:
   License and subscription........................................            34         22          65         43
   Service.........................................................         1,787        433       3,267        892
                                                                           ------     ------      ------     ------

      Total cost of revenue........................................         1,821        455       3,332        935
Gross profit.......................................................           883        541       1,942      1,120
Operating expenses:
   Sales and marketing.............................................         3,990        263       5,481        394
   Research, development and engineering...........................         1,019        140       1,982        247
   General and administrative......................................         3,369        569       5,649      1,028
                                                                           ------     ------      ------     ------

      Total operating expenses.....................................         8,378        972      13,112      1,669
                                                                           ------     ------      ------     ------

Operating loss.....................................................        (7,495)      (431)    (11,170)      (549)
Other income (expense):
   Interest income.................................................         1,351         12       2,677         25
   Interest expense................................................            (8)       (28)        (96)       (54)
   Other...........................................................           (33)        (1)        (60)         1
                                                                           ------     ------      ------     ------

      Total other income (expense), net............................         1,310        (17)      2,521        (28)
                                                                           ------     ------      ------     ------

Loss before provision for income taxes.............................        (6,185)      (448)     (8,649)      (577)
Provision for income taxes.........................................             -          -           -          -
                                                                           ------     ------      ------     ------

Net loss...........................................................       $(6,185)     $(448)    $(8,649)     $(577)
                                                                           ======     ======      ======     ======

Net loss per share-basic and diluted...............................        $(0.48)    $(0.19)     $(0.67)    $(0.25)
Weighted average shares used in computing net loss per share-
basic and diluted..................................................        12,917      2,335      12,825      2,328

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                            ----------------
                                                                                                         JUNE 30,       JUNE 30,
                                                                                                           2000           1999
                                                                                                           ----           ----
Cash flows from operating activities:
   Net loss.........................................................................................     $(8,649)         $(577)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.................................................................         566            121
      Amortization of discount on note payable......................................................           -              7
      Stock-based compensation expense..............................................................       1,086              -
      Changes in assets and liabilities:
        Trade accounts receivable...................................................................        (308)        (1,258)
        Other current assets........................................................................        (142)          (278)
        Accounts payable............................................................................       1,425            124
        Accrued payroll and related costs and other current liabilities.............................         543            (33)
        Deferred revenue............................................................................        (236)            (1)
                                                                                                          ------          -------
           Net cash used in operating activities....................................................      (5,715)        (1,895)
Cash flows from investing activities:
   Purchase of property and equipment...............................................................      (2,510)           (82)
   Purchase of tradename............................................................................         (10)             -
   Sale of tradename................................................................................           -             10
                                                                                                          ------          -------
           Net cash used in investing activities....................................................      (2,520)           (72)
Cash flows from financing activities:
   Repayment of short-term borrowing................................................................           -           (250)
   Net proceeds from issuance of preferred stock....................................................           -          6,329
   Net proceeds from issuance of common stock.......................................................         512              -
   Principal payments on notes payable..............................................................        (390)             -
   Principal payments under capital lease obligations...............................................         (80)           (80)
                                                                                                          ------          -------
           Net cash provided by financing activities................................................          42          5,999
Net (decrease) increase in cash and cash equivalents................................................      (8,193)         4,032
Cash and cash equivalents at beginning of period....................................................      90,830          2,137
                                                                                                          ------          -------
Cash and cash equivalents at end of period..........................................................     $82,637         $6,169
                                                                                                          ======          =======

Supplemental disclosure of cash flow information:
   Cash paid for interest...........................................................................        $174            $54
Summary of non-cash investing and financing activities:
   Equipment acquired or exchanged under capital lease obligations..................................          $-           $127


                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY, BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Certain reclassifications were made to the financial statements to conform to the 2000 presentation.

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

3.  SEGMENT INFORMATION

         The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue from one customer represented 87% and 89% of total revenue for the three months ended June 30, 2000 and 1999, respectively, and 89% and 91% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Accounts receivable from one customer represented 87% and 91% of trade receivables at June 30, 2000 and December 31, 1999, respectively.

4.STOCK-BASED COMPENSATION ALLOCATION TO SALES & MARKETING, RESEARCH, DEVELOPMENT AND ENGINEERING, AND GENERAL AND ADMINISTRATIVE EXPENSE CATEGORIES. Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 and $1.1 million was recorded for the three and six months ended June 30, 2000, respectively, and is included in the respective income statement expense categories for the employees to which it applies. The total deferred stock compensation recorded by us from inception to June 30, 2000 was $8.7 million. The fair value per share used to determine deferred stock compensation for stock option grants made prior to our initial public offering was derived by reference to sales of our preferred and common stock reduced by a discount factor in each case. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $1.1 million for the remainder of 2000 and $2.2 million for each of 2001 and 2002.

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

OVERVIEW

         Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our two largest near-term market opportunities-the deterrence of digital counterfeiting and piracy, and the enhancement of Internet access and navigation. In addition, we continue to pursue commercial applications in audio and video digital watermarking.

RESULTS OF OPERATIONS

         The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

                                                                                  THREE MONTHS          SIX MONTHS
                                                                                  ENDED JUNE 30,       ENDED JUNE 30,
                                                                                  --------------       --------------
                                                                                  2000      1999       2000      1999
                                                                                  ----      ----       ----      ----
Revenue:
   License and subscription................................................          2%        4%         2%       6%
   Service.................................................................         98        96         98       94
                                                                                  ----      ----       ----     ----

      Total revenue........................................................        100       100        100      100
Cost of revenue:
   License and subscription................................................          1         2          1        2
   Service.................................................................         66        44         62       44
                                                                                  ----      ----       ----     ----

      Total cost of revenue................................................         67        46         63       46
                                                                                  ----      ----       ----     ----

   Gross margin............................................................         33        54         37       54
Operating expenses:
   Sales and marketing.....................................................        148        27        104       19
   Research, development and engineering...................................         38        14         38       12
   General and administrative..............................................        124        57        107       50
                                                                                  ----      ----       ----     ----

      Total operating expenses.............................................        310        98        249       81
                                                                                  ----      ----       ----     ----

      Operating loss.......................................................       (277)      (43)      (212)     (27)
Other income (expense).....................................................         48        (2)        48       (1)
                                                                                  ----      ----       ----     ----

      Net loss.............................................................       (229)%     (45)%     (164)%    (28)%
                                                                                  ====      ====       ====     ====

REVENUE

         Total revenue was $2.7 million and $5.3 million for the three and six months ended June 30, 2000, respectively, compared to total revenue of $996,000 and $2.1 million for the three and six months ended June 30, 1999, respectively. The $1.7 million or 171% and $3.2 million or 157% increase for the three and six months ended June 30, 2000, respectively, was primarily the result of increased service revenue which we earned through our relationship with a consortium of leading central banks under which we are developing a system to deter the use of personal computer systems in the counterfeiting of currency. One customer (the consortium of banks) accounted for approximately 87% and 89% of our total revenue for the three and six months ended June 30, 2000, respectively. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue for the remainder of years 2000 and 2001. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and related institutions. We currently expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers. Successful introduction and implementation of these new products and services, including self-authenticating documents and the Digimarc MediaBridge system, if achieved, would significantly change the mix and concentration of our future revenue.

LICENSE AND SUBSCRIPTION. License and subscription revenue was $66,000 and $95,000 for the three and six months ended June 30, 2000, respectively, compared to $42,000 and $116,000 in the respective periods of 1999. During the quarter we introduced Digimarc MediaBridge commercially and launched the first internet-enabled magazine, the July issue of WIRED. We continue to market and implement Digimarc MediaBridge in other areas. If we are successful in our implementation of Digimarc MediaBridge, we would expect our overall revenue mix to change significantly.

SERVICE. Service revenue was $2.6 million and $5.2 million for the three and six months ended June 30, 2000, respectively, compared to revenue of $954,000 and $1.9 million for the three and six months ended June 30, 1999, respectively. The $1.7 million or 176% and $3.2 million or 167% for the three and six months ended June 30, 2000, respectively, increase was the direct result of increased services provided to the consortium of leading central banks.

COST OF REVENUE

LICENSE AND SUBSCRIPTION. Cost of license and subscription revenue includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support our services. Cost of license and subscription revenue was $34,000 and $65,000 for the three and six months ended June 30, 2000, respectively, compared to $22,000 and $43,000 for the three and six months ended June 30, 1999, respectively.

SERVICE. Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to certain service and development contracts. Cost of service revenue was $1.8 million and $3.3 million for the three and six months ended June 30, 2000, respectively, compared to cost of service revenue of $433,000 and $892,000 for the three and six months ended June 30, 1999, respectively. The $1.4 million or 313% and $2.4 million or 266% for the three and six months ended June 30, 2000, respectively, was the result of an increased use of our research and development and sales and marketing personnel to provide services to our anti-counterfeiting customer under the development contract.

OPERATING EXPENSES

 SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $4.0 million and $5.5 million for the three and six months ended June 30, 2000, respectively, compared to $263,000 and $394,000 for the three and six months ended June 30, 1999, respectively. The $3.7 million or 1417% and $5.1 million or 1291% increase for the three and six months ended June 30, 2000, respectively, resulted from increased costs of $1.8 million and $2.8 million, respectively, related to salaries and other employee related costs, including travel expenses; $1.9 million and $2.3 million, respectively, of increased costs related to marketing administration and promotional activities; $171,000 and $342,000, respectively, of increased costs related to stock-based compensation; offset in part by an increased allocation of $560,000 and $1.0 million, respectively, to cost of revenue associated with sales and marketing personnel who provided education, outreach and product definition services to our anti-counterfeiting system customer. Sales and marketing employees totaled 62 and 11 as of June 30, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing effort is essential for the introduction of new products, including additional secure documents applications, and the Digimarc MediaBridge system. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and that sales and marketing expenses are likely to increase in the future.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.0 million and $2.0 million for the three and six months ended June 30, 2000, respectively, compared to $140,000 and $247,000 for the three and six months ended June 30, 1999, respectively, representing an increase of $879,000 or 628% and $1.7 million or 702%, respectively. Salaries and other employee related costs, including travel expenses, increased $1.3 million and $2.4 million, respectively; costs relating to stock-based compensation increased $126,000 and $251,000, respectively; offset in part by an increased allocation of $611,000 and $1.1 million for the three and six months ended June 30, 2000, respectively, to cost of revenue associated with research, development and engineering personnel who provided services to our anti-counterfeiting system customer. Research, development and engineering personnel totaled 64 and 15 as of June 30, 2000 and 1999, respectively. We believe that a significant investment in research, development and engineering is essential for us to maintain our market position, to continue to expand our product lines and to enhance our technologies and intellectual property rights. Accordingly, we anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $3.4 million and $5.6 million for the three and six months ended June 30, 2000, respectively, compared to $569,000 and $1.0 million for the three and six months ended June 30, 1999, respectively, representing an increase of $2.8 million or 492% and $4.6 million or 450%, respectively. $570,000 and $1.1 million for the three and six months ended June 30, 2000, respectively, of this increase was the result of increased executive compensation, travel expenses, and recruiting fees; $246,000 and $493,000, respectively, of increased cost related to stock-based compensation; $696,000 and $1.2 million, respectively, was the result of increased general administrative expenses of facilities, depreciation and office expense related to our recent growth; and $767,000 and $1.1 million, respectively, was the result of professional fees primarily related to litigation costs associated with our claims against other parties. General and administrative employees totaled 24 and five as of June 30, 2000 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public-reporting costs, directors' and officers' liability insurance, investor relations programs and professional-services fees.

STOCK-BASED COMPENSATION ALLOCATION TO SALES & MARKETING, RESEARCH, DEVELOPMENT AND ENGINEERING, AND GENERAL AND ADMINISTRATIVE EXPENSE CATEGORIES. Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 and $1.1 million was recorded for the three and six months ended June 30, 2000, respectively, and is included in the respective income statement expense categories for the employees to which it applies. The total deferred stock compensation recorded by us from inception to June 30, 2000 was $8.7 million. The fair value per share used to determine deferred stock compensation for stock option grants made prior to our initial public offering was derived by reference to sales of our preferred and common stock reduced by a discount factor in each case. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $1.1 million for the remainder of 2000 and $2.2 million for each of 2001 and 2002.


PROVISION FOR INCOME TAXES. We have recognized operating losses since inception and as such have not incurred income tax expense. As of December 31, 1999, we had operating loss carryforwards for federal and state income tax reporting purposes of approximately $9.1 million and research and development tax credit carryforwards of $113,000, the last of which will expire through 2019 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sale of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $9.0 million of net operating loss carryforwards are subject to the utilization limitation.

OTHER INCOME (EXPENSE)

         Other income (expense) consists primarily of interest received and paid, as well as corporate tax expense. Other income (expense) was $1.3 million and $2.5 for the three and six month periods ended June 30, 2000, respectively, compared to $(17,000) and $(28,000) for the three and six month periods ended June 30, 1999, respectively. The $1.3 million and $2.5 million increase for the three and six months ended June 30, 2000, respectively, came as a result of increased interest income due to significantly higher cash and cash equivalent balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had cash and cash equivalents of $82.6 million, which decreased $8.2 million from $90.8 million at December 31, 1999. Working capital at June 30, 2000 was $80.8 million, compared to working capital of $89.9 million at December 31, 1999. The decrease in working capital is primarily attributable to the cash used in our current operations and investments made in fixed assets.

         Our operating activities resulted in net cash outflows of $5.7 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively. Operating cash outflows was due primarily to increased losses from operations in the six months ended June 30, 2000 of $8.1 million, offset in part by an increase in trade accounts payable, and accrued liabilities of $1.3 million and $576,000, respectively.

         Investing activities used cash of $2.5 million and $72,000 for the six months ended June 30, 2000 and 1999, respectively. Cash used in investing activities related primarily to the purchase of property and equipment. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

         Financing activities provided net cash of $42,000 and $6.0 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities in the six months ended June 30, 2000 related primarily to proceeds from issuance of common stock offset by principal payments on our equipment lease obligations and the payoff of principal and interest on notes payable to common stockholders. Net cash provided by financing activities in the six months ended June 30, 1999 was related primarily to proceeds from the issuance of preferred stock.

         We have computers and office equipment financed under long-term capital leases that expire over the next 27 months. As of June 30, 2000, we had an outstanding balance of $178,000 of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $4.4 million as of June 30, 2000, and are payable in monthly installments through 2005.

         We believe that our current cash and cash equivalent balances, together with cash anticipated to be generated from operations and anticipated financing arrangements, will satisfy our projected working capital and capital expenditure requirements, at a minimum, through at least the end of 2001. However, we may be required to finance any additional requirements through additional equity, debt financings, or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

RECENT ACCOUNTING PROUNCEMENT

In June 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the adoption of SFAS Nos. 133 and 137 and its potential impact on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000.
 The Company is currently evaluating the adoption of SAB 101 and its potential impact on its financial condition or results of operations.

In January 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue 99-17 "Accounting for Advertising Barter Transactions" barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The Company does not believe that the adoption of EITF 99-17 will have a material impact on its financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

In March 2000, the EITF of the FASB reached consensus on Issue 00-2 "Accounting for Website Development Costs" ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The Company is currently evaluating the adoption of EITF 00-2 and its potential impact on its financial condition or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES; WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

         We have incurred significant net losses since inception and we expect to continue to incur losses for the foreseeable future in light of our planned operating expenditures. We incurred net losses of $8.6 million for the first six months of 2000, $2.4 million in 1999, $3.4 million in 1998, $4.0 million in 1997, $1.6 million in 1996 and $874,000 in 1995. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of June 30, 2000 was approximately $21.0 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

MOST OF OUR SIGNIFICANT REVENUE MODELS ARE UNDER DEVELOPMENT, AND THE CORRESPONDING ANTICIPATED PRODUCTS AND SERVICES MAY FAIL TO ATTRACT OR RETAIN CUSTOMERS

         Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. Our current applications include media commerce and counterfeiting and piracy deterrence. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, and in recent periods, from secure document applications. In the future, we anticipate that an increasing share of our revenue will be from sales of our Digimarc MediaBridge system, which was released in June of 2000, and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for the Digimarc MediaBridge system, or for our other future applications. In addition, because we have not yet sold these products in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that we are currently developing for these new products will be accepted. If we do not successfully market and support the Digimarc
MediaBridge system, it is likely that our future revenue will fall below our targeted objectives. Any shortfall in revenue from the Digimarc MediaBridge system or our other future applications could reduce the trading price of our common stock. We believe that it is too early to determine whether revenue from these applications will meet our objectives, and whether the revenue models that we are currently developing and may develop in the future will be successful or require changes after adoption. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

BECAUSE WE CURRENTLY RECEIVE 89% OF OUR REVENUE FROM A SINGLE CUSTOMER, THE LOSS OF THIS CUSTOMER WOULD SERIOUSLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         We derive a substantial portion of our revenue from a consortium of leading central banks with whom we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 89% of our total revenue during the six months ended June 30, 2000, 89% of our total revenue in 1999 and 51% of our total revenue in 1998. We anticipate that this relationship will account for most of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing, including the Digimarc MediaBridge system. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the next 18 months.

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

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH AND EXPANSION THAT MAY HARM OUR BUSINESS

         As of June 30, 2000 we had 150 employees. In addition, we expect that we need to hire a total of approximately 38 additional employees in all areas in 2000. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. In addition, any additional growth of our product lines or business will place an even more significant strain on our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

IF WE ARE NOT ABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS MAY BE HARMED

         The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Many of our personnel are presently serving in more than one capacity. In addition, we expect that we will need to hire a total of approximately 38 additional employees in all areas in 2000. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention.

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

         In addition, as we apply our technologies to the Internet through the introduction of the Digimarc MediaBridge system, we may begin to compete with a wide range of other companies. Many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share in our target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on May 11, 2000. The following proposals were voted on by the Company stockholders and results obtained thereon:

         PROPOSAL 1: Election of Directors.

         The election of John Taysom as a director was approved with 9,274,560 votes in favor, 23,325 against, 0 abstentions, and 3,466,260 non-votes. The following directors' term of office as a director continued after the meeting: Phillip J. Monego, Sr.; Geoffrey Rhoads; Bruce Davis; Brian J. Grossi; and Peter Smith.

         PROPOSAL 2: Amendment of the Amended and Restated Certificate of Incorporation to authorize 70 million additional shares of common stock.

         The amendment of the amended and restated certificate of incorporation to authorize 70 million additional shares of common stock was ratified and approved with 7,995,360 votes in favor, 1,164,855 against, 137,670 abstentions and 3,466,260 non-votes.

         PROPOSAL 3: Ratification of Appointment of Independent Auditors.

         KPMG LLP was ratified as the Company's independent auditors for fiscal 2000 with 9,294,249 votes in favor, 2,005 votes against, 1,631 abstentions and 3,466,260 non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

    EXHIBIT
     NUMBER         DESCRIPTION

      27            Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the six months ended June 30, 2000.

ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000           DIGIMARC CORPORATION
                                  By:

                                                 E.K. Ranjit
                                           CHIEF FINANCIAL OFFICER
                                        (Duly Authorized Officer and
                                         Principal Financial Officer)