Form 10-Q
period 2000-09-30
DIGIMARC CORP
filed 2000-11-14
CIK 1089443

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    16,167,624 shares of Common Stock, $.001 par value, as of October 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DIGIMARC CORPORATION
                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Balance Sheets as of September 30, 2000 and
          December 31, 1999...........................................      3
          Condensed Statements of Operations for the three months and
          nine months ended September 30, 2000 and 1999...............      4
          Condensed Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999.................................      5
          Notes to Condensed Financial Statements.....................      6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     22

PART II.  OTHER INFORMATION
Item 2.   Sales of Unregistered Securities............................     23
Item 6.   Exhibits and Reports on Form 8-K............................     23
Signatures............................................................     24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGIMARC CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000          1999(1)
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 78,804        $ 90,830
  Trade accounts receivable, net............................       2,023           2,225
  Other current assets......................................         731             834
                                                                --------        --------
  Total current assets......................................      81,558          93,889
Property and equipment, net.................................       3,250             961
Other assets, net...........................................          26              53
                                                                --------        --------
Total assets................................................    $ 84,834        $ 94,903
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,402        $  1,638
  Accrued payroll and related costs.........................       1,037             504
  Deferred revenue..........................................       1,104           1,318
  Other current liabilities.................................         116             529
                                                                --------        --------
  Total current liabilities.................................       4,659           3,989
Other long-term liabilities                                           50             119
Stockholders' equity:
  Common stock..............................................          13              13
  Additional paid-in capital................................     111,280         110,675
  Deferred stock compensation...............................      (6,532)         (8,162)
  Warrant...................................................         633             633
  Accumulated deficit.......................................     (25,269)        (12,364)
                                                                --------        --------
  Total stockholders' equity................................      80,125          90,795
  Total liabilities and stockholders' equity................    $ 84,834        $ 94,903
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

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenue:
  License and subscription............................  $   603     $   59    $    698    $  175
  Service.............................................    2,537      2,071       7,716     4,010
                                                        -------     ------    --------    ------
  Total revenue.......................................    3,140      2,130       8,414     4,185
Cost of revenue:
  License and subscription............................       19         19          84        62
  Service.............................................    1,729        922       4,996     1,814
                                                        -------     ------    --------    ------
  Total cost of revenue...............................    1,748        941       5,080     1,876
Gross profit..........................................    1,392      1,189       3,334     2,309
Operating expenses:
  Sales and marketing.................................    2,809        337       8,290       731
  Research, development and engineering...............    1,228        203       3,210       450
  General and administrative..........................    2,885        933       8,534     1,961
                                                        -------     ------    --------    ------
  Total operating expenses............................    6,922      1,473      20,034     3,142
                                                        -------     ------    --------    ------
Operating loss........................................   (5,530)      (284)    (16,700)     (833)
Other income (expense):
  Interest income.....................................    1,332         63       4,009        88
  Interest expense....................................       (7)       (21)       (103)      (75)
  Other...............................................      (51)        (5)       (111)       (4)
                                                        -------     ------    --------    ------
  Total other income (expense), net...................    1,274         37       3,795         9
                                                        -------     ------    --------    ------
Loss before provision for income taxes................   (4,256)      (247)    (12,905)     (824)
Provision for income taxes............................       --         --          --        --
                                                        -------     ------    --------    ------
Net loss..............................................  $(4,256)    $ (247)   $(12,905)   $ (824)
                                                        =======     ======    ========    ======

Net loss per share--basic and diluted.................  $ (0.33)    $(0.10)   $  (1.00)   $(0.35)
Weighted average shares used in computing net loss per
  share--basic and diluted............................   13,056      2,394      12,950     2,343

                  See Notes to Condensed Financial Statements.

                              DIGIMARC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Cash flows from operating activities:
  Net loss..................................................   $(12,905)    $  (824)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        987         203
  Amortization of discount on note payable..................         --          10
  Stock-based compensation expense..........................      1,630         121
Changes in assets and liabilities:
  Trade accounts receivable.................................        202      (1,355)
  Other assets..............................................        140        (906)
  Accounts payable..........................................        764         495
  Accrued payroll and related costs and other current
    liabilities.............................................        550         225
  Deferred revenue..........................................       (214)      1,387
                                                               --------     -------
  Net cash used in operating activities.....................     (8,846)       (644)
Cash flows from investing activities:
  Purchase of property and equipment........................     (3,276)       (209)
  Purchase of patents.......................................        (10)        (10)
  Sale of tradename.........................................         --          10
                                                               --------     -------
  Net cash used in investing activities.....................     (3,286)       (209)
Cash flows from financing activities:
  Repayment of short-term borrowing.........................         --        (250)
  Net proceeds from issuance of preferred stock.............         --       7,081
  Net proceeds from issuance of common stock................        606          45
  Principal payments on notes payable.......................       (390)         --
  Principal payments under capital lease obligations........       (110)       (121)
                                                               --------     -------
  Net cash provided by financing activities.................        106       6,755
Net (decrease) increase in cash and cash equivalents........    (12,026)      5,902
Cash and cash equivalents at beginning of period............     90,830       2,137
                                                               --------     -------
Cash and cash equivalents at end of period..................   $ 78,804     $ 8,039
                                                               ========     =======

Supplemental disclosure of cash flow information:
  Cash paid for interest....................................   $    182     $    76
Summary of non-cash investing and financing activities:
  Equipment acquired or exchanged under capital lease
    obligations.............................................   $     --     $   167

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

2. LOSS PER SHARE COMPUTATION

    Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per share for the periods presented as their inclusion would be antidilutive.

3. SEGMENT INFORMATION

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue from one customer represented 76% and 93% of total revenue for the three months ended September 30, 2000 and 1999, respectively, and 84% and 92% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Revenue from another customer represented 16% and less than 10% of of total revenue for the three and nine months ended September 30, 2000, respectively. Accounts receivable from one customer represented 83% and 91% of trade receivables at September 30, 2000 and December 31, 1999, respectively.

4. STOCK-BASED COMPENSATION ALLOCATION

    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 and $1.6 million was recorded for the three and nine months ended September 30, 2000, respectively, and is included in the respective statement of operations expense categories for the employees to which it applies. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately
$0.5 million for the remainder of 2000 and $2.2 million for each of 2001 and 2002.

5. COMMITMENTS AND CONTINGENCIES

    From time to time, Digimarc may be a party to various lawsuits and claims incidental to its business. The Company is not currently subject to any lawsuit or claim which it believes will have a material adverse effect on its financial position, results of operations or liquidity.

                              DIGIMARC CORPORATION

6. SUBSEQUENT EVENTS

    On October 20, 2000, the Company completed the sale of 1,089,983 shares of its Common Stock to Macrovision Corporation for proceeds of approximately $21.8 million.

    On October 20, 2000, the Company completed the sale of 1,933,879 shares of its Common Stock to Koninklijke Philips Electronics N.V. for proceeds of approximately $38.7 million.

                              DIGIMARC CORPORATION

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

                              DIGIMARC CORPORATION

RESULTS OF OPERATIONS

    The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------   ---------------------
                                                     2000        1999        2000        1999
                                                   ---------   ---------   ---------   ---------
Revenue:
  License and subscription.......................      19%          3%          8%          4%
  Service........................................      81          97          92          96
                                                     ----        ----        ----        ----
  Total revenue..................................     100         100         100         100
Cost of revenue:
  License and subscription.......................       1          --           1           2
  Service........................................      55          44          59          43
                                                     ----        ----        ----        ----
  Total cost of revenue..........................      56          44          60          45
                                                     ----        ----        ----        ----
  Gross margin...................................      44          56          40          55
Operating expenses:
  Sales and marketing............................      89          16          99          17
  Research, development and engineering..........      39           9          38          11
  General and administrative.....................      92          44         101          47
                                                     ----        ----        ----        ----
  Total operating expenses.......................     220          69         238          75
                                                     ----        ----        ----        ----
  Operating loss.................................    (176)        (13)       (198)        (20)
Other income (expense)...........................      40           1          45          --
                                                     ----        ----        ----        ----
  Net loss.......................................    (136)%       (12)%      (153)%       (20)%
                                                     ====        ====        ====        ====

REVENUE

    Total revenue was $3.1 million and $8.4 million for the three and nine months ended September 30, 2000, respectively, compared to total revenue of $2.1 and $4.2 million for the three and nine months ended September 30, 1999, respectively. The $1.0 million or 47% and $4.2 million or 101% increase for the three and nine months ended September 30, 2000, respectively, was primarily the result of increased service revenue which we earned through our relationship with a consortium of leading central banks and through royalty payments made to the Company by another customer. One customer (the consortium of banks) accounted for approximately 76% and 84% of our total revenue for the three and nine months ended September 30, 2000, respectively. Another customer accounted for 16% of total revenue for the three months ended September 30, 2000. The consortium of banks has a discretionary right of early termination with respect to our consulting and development agreement with the consortium. Unless the customer exercises this right, we expect revenue under the agreement to continue for the remainder of years 2000 and 2001. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to the consortium and related institutions. We currently expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers. Successful introduction, implementation, and market acceptance of these new products and services, including self-authenticating documents and the Digimarc MediaBridge system, if achieved, would significantly change the mix and concentration of our future revenue.

                              DIGIMARC CORPORATION

    LICENSE AND SUBSCRIPTION. License and subscription revenue was $603,000 and $698,000 for the three and nine months ended September 30, 2000, respectively, compared to $59,000 and $175,000 in the respective periods of 1999. The $544,000 or 922% and $523,000 or 299% increase is primarily due to a $500,000 increase in royalty revenues. We expect such revenues to continue at their current rate for the next several quarters. We continue to market and implement Digimarc MediaBridge in a broad range of areas. If we are successful with the implementation and market acceptance of Digimarc MediaBridge, we would expect our overall revenue mix to change significantly.

    SERVICE. Service revenue was $2.5 million and $7.7 million for the three and nine months ended September 30, 2000, respectively, compared to $2.1 million and $4.0 million for the three and nine months ended September 30, 1999, respectively. The $0.5 million or 23% and $3.7 million or 92% increase for the three and nine months ended September 30, 2000, respectively, was primarily the result of increased services provided to the consortium of leading central banks.

COST OF REVENUE

    LICENSE AND SUBSCRIPTION. Cost of license and subscription revenue includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support our services. Cost of license and subscription revenue was $19,000 and $84,000 for the three and nine months ended September 30, 2000, respectively, compared to $5,000 and $62,000 for the three and nine months ended
September 30, 1999, respectively.

    SERVICE. Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to certain service and development contracts. Cost of service revenue was $1.7 million and $5.0 million for the three and nine months ended September 30, 2000, respectively, compared to cost of service revenue of $0.9 million and $1.8 million for the three and nine months ended September 30, 1999, respectively. The $0.8 million or 85% and $3.2 million or 175% increase for the three and nine months ended September 30, 2000, respectively, was the result of an increased use of our research and development and sales and marketing personnel to provide services to our anti-counterfeiting customer under the development contract.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.8 million and $8.3 million for the three and nine months ended September 30, 2000, respectively, compared to $337,000 and $731,000 for the three and nine months ended September 30, 1999, respectively. The $2.5 million or 734% and $7.6 million or 1034% increase for the three and nine months ended
September 30, 2000, respectively, resulted from increased costs of $1.6 million and $4.5 million, respectively, related to salaries and other employee related costs, including travel expenses; $0.8 million and $3.1 million, respectively, of increased costs related to marketing administration and promotional activities; $0.2 million and $0.5 million respectively, of increased costs related to stock-based compensation; offset in part by an increased allocation of $0.4 million and $1.4 million, respectively, to cost of revenue associated with sales and marketing personnel who provided education, outreach and product definition services to our anti-counterfeiting system customer. Sales and marketing employees totaled 65 and 15 as of September 30, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing effort is essential for the introduction of new products, including additional Media Commerce, Secure Documents, and Digimarc MediaBridge applications. Accordingly,

                              DIGIMARC CORPORATION
we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and that sales and marketing expenses are likely to increase in the future.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.2 million and $3.2 million for the three and nine months ended September 30, 2000, respectively, compared to $203,000 and $450,000 for the three and nine months ended September 30, 1999, respectively, representing an increase of $1.0 million or 505% and $2.8 million or 613%, respectively. Salaries and other employee related costs, including travel expenses, increased $1.4 million and $3.8 million, respectively; costs relating to stock-based compensation increased $0.1 million and $0.4 million, respectively; offset in part by an increased allocation of $0.5 million and $1.6 million for the three and nine months ended September 30, 2000, respectively, to cost of revenue associated with research, development and engineering personnel who provided services to our anti-counterfeiting system customer. Research, development and engineering personnel totaled 75 and 28 as of September 30, 2000 and 1999, respectively. We believe that a significant investment in research, development and engineering is essential for us to maintain our market position, to continue to expand our product lines and to enhance our technologies and intellectual property rights. Accordingly, we anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $2.9 million and $8.5 million for the three and nine months ended September 30, 2000, respectively, compared to $0.9 million and $2.0 million for the three and nine months ended September 30, 1999, respectively, representing an increase of $2.0 million or 209% and $6.6 million or 335%, respectively. Salaries and other employee related costs, including travel expenses, increased $0.1 million and $1.1 million for the three and nine months ended September 30, 2000, respectively; costs related to stock-based compensation increased $0.2 million and $0.7 million, respectively; costs related to facilities, depreciation, and office expense increased $0.8 million and $2.0 million, respectively; and costs related to professional fees and litigation against other parties increased $0.7 million and $1.8 million, respectively. General and administrative employees totaled 25 and nine as of September 30, 2000 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company and associated with supporting our growth as a company.

    STOCK-BASED COMPENSATION ALLOCATION TO SALES & MARKETING, RESEARCH, DEVELOPMENT AND ENGINEERING, AND GENERAL AND ADMINISTRATIVE EXPENSE CATEGORIES. Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 and $1.6 million was recorded for the three and nine months ended September 30, 2000, respectively, and is included in the respective income statement expense categories for the employees to which it applies. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $0.5 million for the remainder of 2000 and $2.2 million for each of 2001 and 2002.

    OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest received and paid, as well as corporate tax expense. Other income (expense) was $1.3 million and $3.8 for the three and

                              DIGIMARC CORPORATION
nine month periods ended September 30, 2000, respectively, compared to $37,000 and $9,000 for the three and nine month periods ended September 30, 1999, respectively. The $1.2 million and $3.8 million increase for the three and nine months ended September 30, 2000, respectively, came as a result of increased interest income earned due to significantly higher cash and cash equivalent balances.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, we had cash and cash equivalents of $78.8 million, which decreased $12.0 million from $90.8 million at December 31, 1999. Working capital at September 30, 2000 was $76.9 million, compared to working capital of $89.9 million at December 31, 1999. The decrease in working capital is primarily attributable to the cash used in our current operations and investments made in fixed assets.

    Our operating activities resulted in net cash outflows of $8.8 million and $0.6 million for the nine months ended September 30, 2000 and 1999, respectively. This increase in operating cash outflows was due primarily to increased losses from operations in the nine months ended September 30, 2000 of $12.9 million, offset in part by the following: non-cash charges for depreciation and amortization of $1.0 million; non-cash charges for stock-based compensation expense of $1.6 million; an increase in trade accounts payable of $0.8 million; and an increase in accrued liabilities of $0.6 million.

    Investing activities used cash of $3.3 million and $0.2 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in investing activities related primarily to the purchase of property and equipment. We anticipate that we will continue to experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

    Financing activities provided net cash of $0.1 million and $6.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities in the nine months ended September 30, 2000 related primarily to proceeds from issuance of common stock offset by principal payments on our equipment lease obligations and the payoff of principal and interest on notes payable to common stockholders. Net cash provided by financing activities in the nine months ended September 30, 1999 was related primarily to proceeds from the issuance of preferred stock which was converted to common stock with our initial public offering in December 1999.

    We have computers and office equipment financed under long-term capital leases that expire over the next 24 months. As of September 30, 2000, we had outstanding capital lease obligations of $149,000. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled
$4.2 million as of September 30, 2000, and are payable in monthly installments through 2005.

    On October 20, 2000, the Company completed the sale of 1,089,983 shares of its Common Stock to Macrovision Corporation for proceeds of approximately $21.8 million. Additionally on October 20,

                              DIGIMARC CORPORATION

2000, the Company completed the sale of 1,933,879 shares of its Common Stock to Koninklijke Philips Electronics N.V. for proceeds of approximately
$38.7 million.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The Company believes that its current revenue recognition policies comply with SAB 101.

    In January 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue 99-17 "Accounting for Advertising Barter Transactions" which involves nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The adoption of EITF 99-17 has not had a material impact on the Company's financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion
No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company's financial condition or results of operations.

    In March 2000, the EITF of the FASB reached consensus on Issue 00-2 "Accounting for Website Development Costs" ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The adoption of EITF 00-2 has not had a material impact on the Company's financial condition or results of operations.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY
  EARLY-STAGE COMPANIES

    We incorporated in January 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in new and rapidly evolving markets, such as digital watermarking, are exposed. These risks include the following:

    - our developing revenue models and current and anticipated products and services may be unable to attract or retain customers;

    - the intense competition and rapid technological change in our industry could adversely affect the market's acceptance of our products and services;

    - we may be unable to build and maintain our brand;

    - we may be unable to develop and maintain the strategic relationships upon which we currently rely for our revenue; and

    - our quarterly operating results may fluctuate significantly due to rapid developments in our business or business model.

    We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks described below.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES; WE CANNOT ASSURE YOU THAT
  WE WILL ACHIEVE PROFITABILITY

    We have incurred significant net losses since inception and we expect to continue to incur losses for the foreseeable future in light of our planned operating expenditures. We incurred net losses of $12.9 million for the first nine months of 2000. To date, we have not been profitable and we cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of September 30, 2000 was approximately $25.3 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

MOST OF OUR SIGNIFICANT REVENUE MODELS ARE UNDER DEVELOPMENT, AND THE
  CORRESPONDING ANTICIPATED PRODUCTS AND SERVICES MAY FAIL TO ATTRACT OR RETAIN CUSTOMERS

    Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. Our current applications include media commerce and counterfeiting and piracy deterrence. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, and in recent periods, from secure document applications. In the future, we anticipate that an increasing share of our revenue will be from sales of our Digimarc MediaBridge system, which was released in June of 2000, and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for the Digimarc MediaBridge system, or for our other future applications. In addition, because we have not yet sold some of these products in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that we are currently developing for these new products will be accepted. If we do not successfully market and support the Digimarc MediaBridge system, it is likely that our future revenue will fall below our targeted objectives. Any shortfall in revenue from the Digimarc MediaBridge system or our other future applications could reduce the trading price of our common stock. We believe that it is too early to determine whether revenue from these applications will meet our objectives, and whether the revenue models that we are currently developing and may develop in the future will be successful or require changes after adoption. We cannot assure you that the Digimarc MediaBridge system or our other anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

BECAUSE WE CURRENTLY RECEIVE 84% OF OUR REVENUE FROM A SINGLE CUSTOMER, THE LOSS
  OF THIS CUSTOMER WOULD SERIOUSLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    We derive a substantial portion of our revenue from a consortium of leading central banks with whom we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 84% of our total revenue during the nine months ended September 30, 2000, 89% of our total revenue in 1999 and 51% of our total revenue in 1998. We anticipate that this relationship will account for most of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing, including the Digimarc MediaBridge system. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the remainder of years 2000 and 2001.

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

    - the loss of or reduction in revenue from the customer that currently accounts for 84% of our total revenue or any other significant customer;

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY
  BE SUBJECT TO INFRINGEMENT CLAIMS

    Our success depends on our proprietary technologies. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Recently, we have offered to license some of our technologies to parties involved with the Secure Digital Music Initiative under its directives. We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation claims against us relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be harmed.

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

    We have registered "DIGIMARC" "MARCSPIDER" "MARCCENTRE" "PICTUREMARC" and the "D" logo as trademarks in the United States and other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. We also have trademark rights with respect to "MediaBridge" and "MarcCentre" and are pursuing registration of these marks in the United States and other countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademarks "Digimark" and "Mediabridge" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have successfully co-existed with these other companies, we cannot assure you that this state of affairs will continue. If we were forced to change our name or were prevented from using our other brand names, including MediaBridge, we would lose a significant amount of our brand equity, and our business would suffer.

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

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH AND EXPANSION THAT MAY
  HARM OUR BUSINESS

    As of September 30, 2000 we had 165 employees. In addition, we expect that we need to hire a total of approximately 23 additional employees in all areas during the remainder of 2000. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. In addition, any additional growth of our product lines or business will place an even more significant strain on our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

IF WE ARE NOT ABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL, OUR
  BUSINESS MAY BE HARMED

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Many of our personnel are presently serving in more than one capacity. In addition, we expect that we will need to hire a total of approximately 23 additional employees in all areas during the remainder of 2000. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, our current and future new employees require substantial training, which requires substantial resources and management attention.

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

    - scrambled anti-counterfeiting technologies--counterfeiting technologies--a number of solutions used currently by many governments that compete for budgetary outlays designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

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

PART II. OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED SECURITIES

    On October 20, 2000, Digimarc Corporation completed the sale of 1,089,983 shares of its Common Stock to Macrovision Corporation for proceeds of approximately $21.8 million. The issuance of the shares was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act") and Regulation D promulgated thereunder.

    On October 20, 2000, Digimarc Corporation completed the sale of 1,933,879 shares of its Common Stock to Koninklijke Philips Electronics N.V. for proceeds of approximately $38.7 million. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act") and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
  3.1    Second Amended and Restated Certificate of Incorporation of
         the Registrant
  3.2    Certificate of Amendment of Second Amended and Restated
         Certificate of Incorporation of the Registrant
  3.3    Bylaws of the Registrant, as amended
 10.12   Strategic Investment Agreement, dated as of September 17,
         2000, between the Registrant and Macrovision Corporation
 10.13   Strategic Investment Agreement, dated as of September 17,
         2000, between the Registrant and Koninklijke Philips
         Electronics N.V.
  27     Financial Data Schedule

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the nine months ended September 30, 2000.

    Items 1, 3, 4 and 5 have been omitted as they are not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000                                DIGIMARC CORPORATION

                                                       By:               /s/ E.K. RANJIT
                                                            -----------------------------------------
                                                                           E.K. Ranjit
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (Duly Authorized Officer and
                                                                   Principal Financial Officer)