Form 10-K
period 2000-12-31
DIGIMARC CORP
filed 2001-03-22
CIK 1089443

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

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

               19801 SW 72ND AVE, STE 100, TUALATIN, OREGON 97062
               (Address of principal executive offices, Zip Code)

                                 (503) 885-9699
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2001) was approximately $64.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 2001, there were 16,429,267 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated into Part III of this report by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

Item 1.       Business....................................................    2

Item 2.       Properties..................................................   14

Item 3.       Legal Proceedings...........................................   14

Item 4.       Submission of Matters to a Vote of Security Holders.........   14

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   15

Item 6.       Selected Financial Data.....................................   15

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   16

Item 7A.      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   23

Item 8.       Financial Statements and Supplementary Data.................   23

Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   23

PART III

Item 10.      Directors and Executive Officers of the Registrant..........   24

Item 11.      Executive Compensation......................................   24

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   24

Item 13.      Certain Relationships and Related Transactions..............   24

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................   25

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISKS RELATED TO OUR BUSINESS" AND "RISKS RELATED TO OUR INDUSTRY" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON
FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE THIS INFORMATION.

ITEM 1:  BUSINESS

OVERVIEW

    Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of these embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our two largest near-term market opportunities--the deterrence of digital counterfeiting and piracy, and the enhancement of Internet access and navigation. In addition, we continue to pursue commercial applications in audio and video digital watermarking.

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

    Today, our business focuses on providing media commerce solutions, including copyright protection, and counterfeiting and piracy deterrence. We are currently developing additional applications to address other forms of visual media such as DVD video, and other distribution channels such as the Internet. The Digimarc MediaBridge system is intended to enable imperceptible digital code to be embedded within print media, such as magazine advertisements and articles, direct mail, coupons, product packaging, stationery and envelopes, trading cards, catalogs, credit cards, bank cards and business cards. When recognized by PC cameras enabled by our patented reader technology, that code will automatically launch the user directly to the specific Internet destination chosen by the producer of the print media. In this way, we believe the Digimarc MediaBridge system will deliver more efficient Internet navigation and access to consumers and more effective means for print publications to link readers directly to supplemental news and entertainment, and targeted e-commerce points-of-sale.

PRODUCTS

    Our current and planned products are grouped along three lines of business:
Secure Documents, Media Commerce, and Digimarc MediaBridge. Each product line offers systems generally including embedder software to place our digital watermarks into content, and reader technology that is incorporated into digital devices to detect, read and respond to the embedded code.

SECURE DOCUMENTS

    We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with a consortium of leading central banks related to deterring the use of personal computers in the counterfeiting of currencies. This agreement accounted for the majority of our revenues in 2000 and substantially all of our revenues in 1999, and is expected to account for a majority of our revenues until we develop new sources of revenue from products like the Digimarc MediaBridge system and new products and services in our Media Commerce and Secure Documents product lines.

    We intend to pursue further development of our relationship with the consortium of central banks to develop other sources of revenue by proposing that we develop additional products and services for this customer over time and by offering the benefits of the anti-counterfeiting system to, and developing new product applications for, the issuers of other high-value documents. Our planned document security products will use digital watermarking to authenticate original documents, detect fraudulent documents and deter unauthorized duplication or alteration of high-value documents such as passports, tax stamps, tickets and financial instruments like securities, traveler's checks and currencies.

MEDIA COMMERCE

    Our Media Commerce products provide a range of solutions, including copyright communication, enabling online licensing, and other digital asset control and management solutions. Media Commerce products and services include those listed below:

    - Digital Images. Customers can protect their copyrights and enhance licensing opportunities for their images, using a number of applications. Image creators can use Digimarc plug-ins that are bundled with image editing applications from leading companies such as Adobe Systems, Corel, Micrografx and JASC Software. The Digimarc digital watermarking software development kit (SDK) provides a programmatic interface to digital watermark embedding, detection and reading, designed for integration into client and server products. Our SDK application enables real-time server-based watermarking, where digital watermarks carrying transactional data are added to images as they are delivered to customers. Our MARCCENTRE service is a central repository of registered ownership information that is accessible by Web users who view Digimarc-enhanced proprietary content with our patented reader technology. This service allows any user to view the information that the content owner wishes to register in MARCCENTRE. Our MARCSPIDER service searches the public Web for images containing our digital watermarks and produces reports on where and when such images are found. This service allows Web content developers, photographers, stock photography agencies and publishers of entertainment, sports and news images to track their works on the Web. In February of 2001, Digimarc announced two new products that provide various new features and benefits to our customers:

       Digimarc ImageBridge-TM- Pro watermarking enables image specific licensing and commerce opportunities by enabling each image to direct customers to image specific information on their Web site. This extends the capabilities of our previous Digimarc ImageBridge watermarking beyond copyright communication to provide robust image commerce capabilities that aid in licensing images, finding similar images and support asset and rights management activities.

       Digimarc ReadMarc-TM- for Windows provides easier identification and reading of Digimarc ImageBridge and ImageBridge Pro watermarks integrated with Windows Explorer by allowing watermarks to be read from the Windows Explorer desktop without opening the image file or requiring an ImageBridge enabled image editing application. ReadMarc for Windows is a downloadable plug-in that allows image viewers to link to copyright information and owner contact information, review usage restrictions and learn about commerce opportunities.

    - Video. Engineers from Digimarc, Macrovision Corporation and Koninklijke Philips Electronics N.V. have jointly developed prototypes of technology that can protect video programming on videocassettes, DVDs, cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. Digimarc and Philips have announced an intention to form a joint venture to develop and market new applications in video and audio markets.

    - Audio. The company believes that its technologies may be useful to the music industry to protect copyrights and provide enhanced entertainment and commercial opportunities to music consumers. We have not actively developed a business in this market to date, but have filed litigation against a proposed provider of digital watermarking applications to the music industry alleging infringement of certain of our patents.

DIGIMARC MEDIABRIDGE

    Digimarc MediaBridge provides the means to link directly from printed documents to specific Web destinations by showing the enabled document to a Web camera or by scanning the document using a Twain-compliant scanner, in each case, enabled with our reader software. We believe that these enhanced documents and associated reader technology will enable a variety of potential applications.

    The Digimarc MediaBridge system is based on our patented core technology. We believe that the system creates new communications capabilities for media content that can promote and enhance e-commerce. The Digimarc MediaBridge system is a fundamentally new way to access and use the Internet by embedding imperceptible digital code in printed materials, including, among other things, magazine advertisements, articles, covers and subscription cards, direct mailers, product packaging, stationery and envelopes, trading cards, debit and credit cards, greeting cards, coupons, catalogs, tickets and business cards that can be read by digital devices enabled by our patented reader technology. We believe that the same technology can be used to permit audio, video, images and other creative properties in digital form to interact with the digital world.

TECHNOLOGY AND INTELLECTUAL PROPERTY

    Digimarc's watermarking technologies allow users to embed in images and video a digital code that is imperceptible during normal use but readable by computers and software. The science of creating these imperceptible codes is known as digital watermarking. We are a leading owner of intellectual property relating to digital watermarks and a pioneer in the commercial application of this technology. Our technologies are supported by a broad patent portfolio covering a wide range of methods and applications.

    Our core technology incorporates a method for embedding code within visual images in digital formats, such as computer files; in physical representations, such as print or film; and in audio content. Our most widely deployed systems embed messages in images by making subtle changes to the brightness of the pixels, creating messages that can be detected and decoded by hardware that has been enabled with our patented reader technology. Whether in images, video or audio, our embedding process generally adjusts to the unique characteristics of the content, placing a stronger watermark signal in areas with rich detail and a weaker watermark signal in areas with little detail. Because the message is carried by the image's pixels, it is file-format independent. The message can survive most normal compression, edits, rotation, scaling, file-format transformations, copying, scanning and printing.

    The structure of the information in our digital watermark is modeled along the lines of a network protocol. The watermark protocol consists of protocol structure information, such as the type of message and protocol version, the actual message data and error correction data. The protocol is designed to be upgraded to accommodate new message types in the future, and is designed so that later versions of our reader software will be able to read previously created watermarks. The message in our watermarked content can carry identifying information, attributes and instructions. This message is typically short in length so that it can be replicated throughout the content many times. The information in the message can uniquely identify the content, link to Web destinations or databases, communicate information about the content, enable tracking of the content or convey instructions for software or devices.

    To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies upon a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. We have adopted an aggressive patent strategy. We believe that we have established one of the world's most extensive patent portfolios in the field of digital watermarking, holding 22 U.S. issued patents with 176 U.S. patent applications on file as of December 31, 2000. We also believe, based on published patents, that we hold some of the earliest invention dates on issued patents in the field of digital watermarking and that some of these early patents may be of significant value to our competitive position. We also own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies. We seek to protect new product applications through both existing patents and filings for new patents.

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

COMPETITION

    The markets in which we compete are emerging, highly competitive, fragmented and characterized by rapidly changing technology and evolving standards. We face competition in the overall digital watermarking market as well as in each of the market segments where our products and services compete. We believe that the principal competitive factors in the markets for our products are functionality, interoperability with major hardware and software platforms, and the costs, time to implementation and support services associated with the installation of new products and services. We have experienced and expect to continue to experience competition from enterprises in high-technology industries that are developing watermarking capabilities of their own, many of whom have significantly greater financial, technical and marketing resources than we have.

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

    Our video copy prevention and play control solution for DVD faces intense competition. Our consortium, comprised of Digimarc, Macrovision and Philips, is competing with a larger consortium comprised of IBM, NEC, Sony, Hitachi and Pioneer.

    Most competition in the secure documents market comes from traditional security features, such as holograms, security threads, special inks, and laminates which compete for the portion of the production budget reserved for security features, and machine-readable features, such as Scrambled Indicia, two dimensional barcodes, Glyphs from Xerox, and data-carrying magnetic stripes.

    Our Internet-based technology faces competition from companies that provide Internet portals, and search and directory services. For example, we compete with search engines, including Google, Excite@Home, Inktomi and AltaVista, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. We also compete with directory services, such as Yahoo! and LookSmart, because they provide alternative ways for users to obtain the desired information.

    Our current and potential competitors, irrespective of the technology they use or intend to use, may have well-established relationships with current and potential customers of ours, extensive knowledge of the markets targeted by us, better name recognition, and more extensive financial, development, sales and marketing resources than we have. Therefore, our competitors' products may achieve greater market acceptance than those offered by us. The development and marketing of competing software may reduce the marketability of our products and therefore may harm our business, operating results and financial condition.

    Our business is characterized by extensive research efforts and rapid technological change. To remain competitive, we will be required to expand and enhance the functionality of our watermarking software and reader technologies. Company sponsored research and development expenditures for 2000, 1999, and 1998 were $4.3 million, $1.1 million, and $0.7 million, respectively. New developments are expected to continue, and there can be no assurance that discoveries by others, including current and potential competitors and internal development efforts, will not render our services and products noncompetitive. Because of rapid technological change, we may be required to expend greater amounts in the development of each new product than currently anticipated, which in turn will require greater revenue to recoup such expenditures.

EMPLOYEES

    As of December 31, 2000, we had 172 full-time employees, including 69 in sales, marketing and technical support, 77 in research, development and engineering, and 26 in finance, administration, legal and corporate communications. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY
  EARLY-STAGE COMPANIES

    We incorporated in January 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in new and rapidly evolving markets, such as digital watermarking, are exposed. These risks include the following:

    - our developing revenue models and our current and anticipated products and services may be unable to attract or retain customers;

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES; WE CANNOT ASSURE YOU THAT
  WE WILL ACHIEVE PROFITABILITY

    We have incurred significant net losses since inception and we expect to incur a loss for the 2001 fiscal year in light of our planned operating expenditures. We incurred net losses of $15.8 million in 2000. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of December 31, 2000 was approximately $28.2 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

MOST OF OUR SIGNIFICANT REVENUE MODELS ARE UNDER DEVELOPMENT, AND THE
  CORRESPONDING ANTICIPATED PRODUCTS AND SERVICES MAY FAIL TO ATTRACT OR RETAIN CUSTOMERS

    Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. Our current applications include media commerce and counterfeiting and piracy deterrence. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, from Secure Document applications, and in recent periods, increasingly from Media Commerce applications. In the future, we anticipate that an increasing share of our revenue will be from sales of our Digimarc MediaBridge system, which was released in the second half of 2000, and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for the Digimarc MediaBridge system, or for our other future applications. In addition, because these products are not yet fully established in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that are developed and are currently developing for these products will be accepted. If we do not successfully develop, market and support the Digimarc MediaBridge system, it is likely that our future revenue will fall below our targeted objectives. Any shortfall in revenue from the Digimarc MediaBridge system or our other future applications could reduce the trading price of our common stock. We believe that it is too early to determine whether revenue from these applications will meet our objectives, and whether the revenue models that we are currently developing and may develop in the future will be successful or require changes after adoption. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

BECAUSE WE CURRENTLY RECEIVE 76% OF OUR REVENUE FROM A SINGLE CUSTOMER, THE LOSS
  OF THIS CUSTOMER WOULD SERIOUSLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    We have derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 76% of our total revenue in 2000 and 89% of our total revenue in 1999. We anticipate that this relationship will account for a majority of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the next year, which concludes our initial agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

OUR FUTURE GROWTH WILL DEPEND ON THE SUCCESSFUL IMPLEMENTATION OF OUR PRODUCT
  SOLUTIONS BY THIRD-PARTY PARTNERS

    The Digimarc MediaBridge system and other applications and services that we intend to provide in the future will rely on the successful implementation of our product solutions, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with third-party vendors to create and promote products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our business, operating results and financial condition could be seriously harmed. In addition, if our technologies do not perform according to market expectations, our business will be seriously harmed.

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

    - the timing, introduction and successful commercialization of our new products and services;

    - the timing and success of our brand-building and marketing campaigns;

    - the loss of or reduction in revenue from the customer that currently accounts for 76% of our total revenue or any other significant customer;

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY
  BE SUBJECT TO INFRINGEMENT CLAIMS

    Our success depends on our proprietary technologies. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Recently, we have offered to license some of our technologies to parties involved with the Secure Digital Music Initiative under its directives. We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed.

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

    We have registered "DIGIMARC" "MARCSPIDER" "MARCCENTRE" "PICTUREMARC" and the "D" logo as trademarks in the United States and other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. We also have trademark rights with respect to "MediaBridge" and are pursuing registration of this mark in the United States and other countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademarks "Digimark" and "Mediabridge" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have successfully co-existed with these other companies, we cannot assure you that this state of affairs will continue. If we were forced to change our name or were prevented from using our other brand names, including MediaBridge, we would lose a significant amount of our brand equity, and our business would suffer.

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

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH AND EXPANSION THAT MAY
  HARM OUR BUSINESS

    As of December 31, 2000 we had 172 employees. In addition, we expect that we need to hire a total of approximately 40 additional employees in all areas in 2001. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. Additional growth of our product lines or business couldsignificantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

IF WE ARE NOT ABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL, OUR
  BUSINESS MAY BE HARMED

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Many of our personnel are presently serving in more than one capacity. In addition, we expect that we will need to hire a total of approximately 40 additional employees in all areas in 2001. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention.

OUR PROMOTION OF THE DIGIMARC BRAND MUST BE SUCCESSFUL IN ORDER FOR US TO
  ATTRACT USERS AS WELL AS ADVERTISERS AND OTHER STRATEGIC PARTNERS

    We believe that establishing and maintaining our brand is critical to our success and that the importance of brand recognition will increase due to the growing number of technologies that compete with our watermarking technologies and the increasing number of competitors offering technologies similar to ours. We intend to increase our marketing and branding expenditures in our effort to increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, we may be unable to increase our future revenue and our business could be seriously harmed.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

    We currently have 100,000,000 shares of common stock authorized for issuance. We may sell additional shares of common stock to third parties in the future. Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD PREVENT OR DELAY
  TRANSACTIONS THAT COULD BE PROFITABLE FOR OUR STOCKHOLDERS FROM OCCURRING

    The anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws may make a change of control of us more difficult, even if a change of control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent changes in management and control of us. Under Delaware law, our board may adopt additional anti-takeover measures in the future.

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

RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO RESPOND TO REGULATORY OR INDUSTRY STANDARDS EFFECTIVELY, OUR
  BUSINESS COULD BE HARMED

    Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with newly-imposed regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. For instance, our video copy prevention solution is competing with another solution to become the industry standard for DVD copy protection. If we are unable to influence or respond to these standards effectively, our business could be harmed.

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

OUR MARKETS ARE HIGHLY COMPETITIVE

    The markets for digital watermarking applications are new, intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business model is new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with certain applications of our watermarking technologies include:

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

    - digital fingerprints--a metric, or metrics, computed solely from a source image or audio or video track, that can be used to uniquely identify an image or track; and

    - bar codes--visible data-carrying code.

    In addition, as we more broadly apply our technologies to the Internet through the Digimarc MediaBridge system and other new image commerce applications, we may begin to compete with a wide range of other companies. Many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share in our target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

    We cannot assure you that we will be able to compete successfully against current or future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures we face will not harm our business, operating results and financial condition.

ITEM 2:  PROPERTIES

    Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Tualatin, Oregon, under a lease that expires in December 2004 and a separate sublease that expires in February 2005. This facility occupies a total of approximately 38,000 square feet. We also lease space for sales, marketing and technical support operations in Tulsa, Oklahoma under a lease that expires in January 2005. This facility occupies a total of approximately 11,750 square feet. We also lease sales and support offices in New York City and San Francisco. We will likely require additional space before the end of 2001, but believe that securing additional suitable space to accommodate our growth will not be difficult.

ITEM 3:  LEGAL PROCEEDINGS

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, we are not currently subject to any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "DMRC." Our initial public offering of stock was December 2, 1999 at $20.00 per share. The following table lists the high and low sales prices of our Common Stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                HIGH           LOW
                                                              --------       --------
FISCAL YEAR ENDING DECEMBER 31, 2000
First quarter...............................................   $75.75         $40.50
Second quarter..............................................   $48.63         $21.00
Third quarter...............................................   $38.50         $11.00
Fourth quarter..............................................   $19.44         $11.75

    At December 31, 2000, there were approximately 178 stockholders of record of our common stock, as shown in the records of our transfer agent.

    We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

ITEM 6:  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of operations data for each of the five years in the period ended December 31, 2000, and the balance sheet data as of the years then ended are derived from our audited financial statements.

                                                          YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                            2000        1999        1998        1997        1996
                                         ----------   ---------   ---------   ---------   ---------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  Revenue:
    License and subscription...........  $    1,322   $     202   $     484   $     161   $     186
    Service............................      10,528       6,727         500          25          50
                                         ----------   ---------   ---------   ---------   ---------
      Total revenue....................      11,850       6,929         984         186         236
  Cost of revenue
    License and subscription...........          94          97         114         126           7
    Service............................       6,543       3,529       1,466          --          --
                                         ----------   ---------   ---------   ---------   ---------
      Total cost of revenue............       6,637       3,626       1,580         126           7
    Gross margin.......................       5,213       3,303        (596)         60         229
  Operating expenses:
    Sales and marketing................      10,878       2,049         825       1,330         376
    Research, development and
      engineering......................       4,280       1,058         658         934         690
    General and administrative.........      11,766       2,978       1,407       1,282         834
    Impairment charge..................          --          --          --         453          --
                                         ----------   ---------   ---------   ---------   ---------
      Total operating expenses.........      26,924       6,085       2,890       3,999       1,900
                                         ----------   ---------   ---------   ---------   ---------
      Operating loss...................     (21,711)     (2,782)     (3,486)     (3,939)     (1,671)
  Other income (expense)...............       5,866         393          44         (40)         93
                                         ----------   ---------   ---------   ---------   ---------
      Net loss.........................  ($  15,845)  ($  2,389)  ($  3,442)  ($  3,979)  ($  1,578)
                                         ==========   =========   =========   =========   =========
  Net loss per share--basic and
    diluted............................  ($    1.17)  ($   0.78)  ($   1.50)  ($   1.88)  ($   0.71)
                                         ==========   =========   =========   =========   =========
  Weighted average shares--basic and
    diluted............................  13,566,571   3,052,671   2,288,442   2,120,477   2,226,519

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents, and short-term
    investments..................................  $135,872   $90,830     $2,137     $5,638     $3,113
  Working capital................................   135,203    89,900      1,196      4,631      2,782
  Total assets...................................   142,479    94,903      2,978      6,168      3,376
  Long-term obligations, net of current
    portion......................................        30       119        469        395        396
  Convertible redeemable preferred stock.........        --        --     10,185     10,185      4,441
  Total stockholders' equity (deficit)...........   138,727    90,795     (9,095)    (5,680)    (1,885)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF DIGIMARC, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISKS RELATED TO OUR BUSINESS" AND "RISKS RELATED TO OUR INDUSTRY" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE THIS INFORMATION. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED HEREIN.

OVERVIEW

    Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we currently believe are our two largest near-term market opportunities--the deterrence of digital counterfeiting and piracy, and the enhancement of Internet access and navigation. In addition, we continue to pursue commercial applications in audio and video digital watermarking.

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

    In 1998, we began working with a consortium of leading central banks to develop a system to deter the use of personal computer systems in the counterfeiting of currency. Providing services relating to the development of this anti-counterfeiting system accounted for 76% of our total revenue in 2000 and 89% of our total revenue in 1999. We anticipate that this development project will account for most of our revenue until we are able to generate substantial revenue from the introduction of new products that we are developing relating to document security and our Digimarc MediaBridge system.

    In mid 1999, we began to place increasing emphasis on developing the Digimarc MediaBridge system. Our efforts to develop and introduce the Digimarc MediaBridge system will require significant continuing investment. To date, we have derived minimal revenue from the Digimarc MediaBridge system. We began marketing the Digimarc MediaBridge system in the second half of 2000. We currently expect to develop other new products and services, which we anticipate selling to customers through a variety of pricing plans, including annual license fees and volume-based license fees from commercial printers, packaging companies, magazine advertisers, and magazine publishers. Successful marketing and acceptance of the Digimarc MediaBridge system, if achieved, would significantly change the mix and the concentration of our future revenue.

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

    We intend to increase our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, and licensing our intellectual property. We expect to target, among other sources of revenue, commercial printers, packaging companies, publishers, advertisers and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their print media, such as magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their print materials to provide a link to relevant Web destinations. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of fees and royalties will be based at least in part on the size of the installed base of PCs, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology as well as the nature of the use, and the nature and amount of licensed content carrying our digital watermarks.

    Since inception, we have invested in attracting top senior management, in developing our products and technology and in building our sales and marketing organizations. We have a limited operating history upon which investors may evaluate our business and prospects. We have incurred significant losses to date, and as of December 31, 2000, we had an accumulated deficit of approximately $28.2 million. We intend to continue to expend significant financial and management resources on developing additional products and services, increasing sales and marketing activities, improving our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through most of, if not all of 2001 and possibly beyond. Our revenue may not increase or even continue at its current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies deploying new technologies and applications, such as our efforts to develop our Digimarc MediaBridge system as a new means of using the Internet.

RESULTS OF OPERATIONS

    The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
Revenue:
  License and subscription.............................      11 %           3 %          49 %
  Service..............................................      89            97            51
                                                           ----          ----          ----
    Total revenue......................................     100           100           100
Cost of revenue:
  License and subscription.............................       1             1            12
  Service..............................................      55            51           149
                                                           ----          ----          ----
    Total cost of revenue..............................      56            52           161
  Gross margin.........................................      44            48           (61)
Operating expenses:
  Sales and marketing..................................      92            30            84
  Research, development, and engineering...............      36            15            67
  General and administrative...........................      99            43           143
                                                           ----          ----          ----
    Total operating expenses...........................     227            88           294
                                                           ----          ----          ----
    Operating loss.....................................    (183)          (40)         (355)
Other income (expense).................................      49             6             5
                                                           ----          ----          ----
  Net loss.............................................    (134)%         (34)%        (350)%
                                                           ====          ====          ====

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

    Total revenue was $11.9 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively. The $5.0 million or 71% increase was primarily the result of increased service revenue that we earned through our relationship with a consortium of leading central banks and increased license and subscription revenue from our Media Commerce business. One customer (the consortium of banks) accounted for approximately 76% and 89% of our total revenue for the years ended December 31, 2000 and 1999, respectively. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current dollar levels for the next year. The original agreement with the consortium of banks expires at the end of 2001. We intend to pursue further business with this customer, including securing a contract for the next phase of development for this customer, as outlined in our original proposal to them, and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and related institutions. We currently expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers. Successful implementation and maintenance of these products and services, including self-authenticating documents and the Digimarc MediaBridge system, if achieved, would significantly change the mix and concentration of our future revenue.

    LICENSE AND SUBSCRIPTION. License and subscription revenue was $1.3 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively. The $1.1 million or 554% increase was the direct result of increased licensing and royalty fees from our Media Commerce business.

    SERVICE. Service revenue was $10.5 million and $6.7 million for the years ended December 31, 2000 and 1999, respectively. The increase of $3.8 million or 57% was primarily the result of an increase in the level of service provided to our anti-counterfeiting system customer (the consortium of banks) along with increased consulting revenues from our Media Commerce business.

COST OF REVENUE

    LICENSE AND SUBSCRIPTION. Cost of license and subscription revenue primarily includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support our services. Cost of license and subscription revenue was $0.1 million and $0.1 million for the years ended December 31, 2000 and 1999, respectively.

    SERVICE. Cost of service revenue includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to certain service and development contracts. Cost of service revenue was $6.5 million and $3.5 million for the years ended December 31, 2000 and 1999, respectively. The $3.0 million or 85% increase was the result of increased services provided to our anti-counterfeiting customer under the development contract.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $10.9 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $8.9 million or 431%. This increase resulted from increased costs of $5.6 million related to salaries and other employee costs, including travel expenses; increased costs of $3.6 million related to promotional activities, including advertising; and increased costs of $0.5 million related to stock-based compensation. These increases were offset in part by an increased allocation of $1.2 million to cost of service revenue associated with sales and marketing personnel, who provided education, outreach and product definition services to our anti-counterfeiting system customer. Sales and marketing employees totaled 69 and 27 as of December 31, 2000 and 1999, respectively. We believe that an increase in our sales and marketing effort is essential to maintain our market position and to expand our products' acceptance in the marketplace. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and that sales and marketing expenses are likely to increase in the future.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $4.3 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $3.2 million or 305%. This increase resulted from increased costs of $4.7 million related to salaries and other employee related costs, including travel expenses, and increased costs of $0.4 million related to stock-based compensation. These increases were offset by increased use of research, development and engineering personnel to provide services to our anti-counterfeiting system customer, which resulted in an additional $1.7 million of these expenses being allocated to cost of service revenue. Research, development and engineering personnel totaled 77 and 34 as of December 31, 2000 and 1999, respectively. We believe that a significant investment in research, development and engineering is essential for us to maintain our market position, to continue to expand our product lines and to enhance our technologies and intellectual property rights. Accordingly, we anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $11.8 million and $3.0 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $8.8 million or 295%. This increase resulted from increased costs of $1.7 million related to salaries and other employee related costs, including travel expenses; increased costs of $2.6 million related to administrative costs, including facilities, office expenses, and depreciation; increased costs of $3.3 million related to professional fees, including litigation costs; and increased costs of $0.7 million related to stock-based compensation. General and administrative employees totaled 26 and 15 as of December 31, 2000 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees.

    STOCK-BASED COMPENSATION. Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $2.2 million and $0.5 million was recorded for the years ended December 31, 2000 and 1999, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At
December 31, 2000, $6.0 million of stock-based compensation remains deferred and we expect approximately $2.2 million, $2.2 million, and $1.6 million to be recognized as expense in 2001, 2002, and 2003, respectively.

    OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest income, interest expense, and other non-operating expenses. Other income (expense) increased to income of $5.9 million in 2000 from income of $0.4 million in 1999, an increase of $5.5 million or 1,393%. The Company had increased interest income of $5.6 million from significantly higher cash, cash equivalents, and short-term investments balances, partially offset by a $0.1 million increase in other non-operating expenses incurred by the Company.

    PROVISION FOR INCOME TAXES. We have recognized operating losses since inception and as such have not incurred income tax expense. As of December 31, 2000, we had operating loss carryovers for federal and state income tax reporting purposes of approximately $32.4 million and research and development tax credit carryforwards of approximately $130,000, the last of which will expire in 2020 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sale of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $9.0 million of net operating loss carryforwards are subject to the utilization limitation.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

    Total revenue was $6.9 million and $1.0 million for the years ended
December 31, 1999 and 1998, respectively. The $5.9 million or 604% increase was primarily the result of increased service revenue that we earned through securing a relationship with a consortium of leading central banks. One customer (the consortium of banks) accounted for approximately 89% and 51% of our total revenue for the years ended December 31, 1999 and 1998, respectively. The customer has a discretionary right of early termination with respect to the agreement.

    LICENSE AND SUBSCRIPTION. License and subscription revenue was $0.2 million and $0.5 million for the years ended December 31, 1999 and 1998, respectively. The decrease of $0.3 million or 58% was primarily the result of an increased use of our sales, marketing and research and development personnel to provide education, outreach and product definition services to our anti-counterfeiting system customer (the consortium of banks).

    SERVICE. Service revenue was $6.7 million and $0.5 million for the years ended December 31, 1999 and 1998, respectively. The $6.2 million or 1,245% increase was the direct result of our securing a relationship with a consortium of leading central banks under which we are developing a system to deter the use of personal computer systems in the counterfeiting of currency.

COST OF REVENUE

    LICENSE AND SUBSCRIPTION. Cost of license and subscription revenue was $0.1 million and $0.1 million for the years ended December 31, 1999 and 1998, respectively.

    SERVICE. Cost of service revenue was $3.5 million and $1.5 million for the years ended December 31, 1999 and 1998, respectively. The $2.0 million or 141% increase was the result of increased services provided to our anti-counterfeiting customer under the development contract.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses were $2.0 million and $0.8 million for the years ended December 31, 1999 and 1998, respectively, representing an increase of $1.2 million or 148%. This increase resulted from increased costs of $1.2 million related to salaries, stock-based compensation, other employee costs, travel, and a $0.6 million charge to record the vested portion of a warrant granted to Hearst in connection with a marketing agreement to jointly promote Digimarc-enabled advertising, offset in part by an increased allocation of $0.5 million to cost of service revenue associated with sales and marketing personnel who provided education, outreach and product definition services to our anti-counterfeiting system customer. Sales and marketing employees totaled 27 and eight as of December 31, 1999 and 1998, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses were $1.1 million and $0.7 million for the years ended December 31, 1999 and 1998, respectively, representing an increase of $0.4 million or 61%. Increased use of research, development and engineering personnel to provide services to our anti-counterfeiting system customer resulted in an additional $1.0 million of these expenses being allocated to cost of service revenue, while salaries and other employee related costs, including travel expenses and stock-based compensation, increased $1.3 million. Research, development and engineering personnel totaled 34 and 14 as of December 31, 1999 and 1998, respectively.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.0 million and $1.4 million for the years ended December 31, 1999 and 1998, respectively, representing an increase of

$1.6 million or 112%. $1.5 million of this increase was the result of increased executive compensation (including stock-based compensation), travel expenses, executive recruiting fees, depreciation, office expense and professional fees related to our recent growth. General and administrative employees totaled 15 and four as of December 31, 1999 and 1998, respectively.

    OTHER INCOME (EXPENSE). Other income (expense) increased to income of $0.4 million in 1999 from income of $44,000 in 1998. The increase of $3.5 million or 793% is primarily related to increased interest income from the Company's cash and cash equivalents balances.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, we had cash, cash equivalents and short-term investments of $135.9 million, representing an increase of $45.1 million from $90.8 million at December 31, 2000. Working capital at December 31, 1999 was $135.2 million, compared to working capital of $89.9 million at December 31, 1999. The increase in working capital is attributable primarily to $61.6 million in proceeds from the sale of our common stock during the year offset by cash used to finance operations.

    Our operating activities resulted in net cash outflows of $12.1 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively. This $11.0 million increase in operating cash outflows from the year ended
December 31, 1999 to the year ended December 31, 2000 was due primarily to the Company's operating loss for the year ended December 31, 2000. Operating activities resulted in net cash outflows of $3.2 million in 1998. The $2.1 decrease in operating cash outflows from 1998 to 1999 resulted from improved operating results during the year ended December 31, 1999.

    Investing activities used cash of $67.4 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively. This $66.6 million increase in cash used in investing activities related primarily to the purchase of short-term investments of $63.4 million and the purchase of property and equipment of $4.0 million for the year ended December 31, 2000. Investing activities in 1999 used cash of $0.8 million related primarily to the purchase of property and equipment. Investing activities in 1998 used cash of $0.1 million related primarily to the purchase of patents. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

    Financing activities provided net cash of $61.2 million and $90.5 million for the years ended December 31, 2000 and 1999, respectively. In addition, financing activities used net cash of $0.2 million in 1998. Net cash provided by financing activities in 2000 and 1999 was related primarily to the sale of shares of our common stock related to our private placement investment in October 2000, the sale of shares of our common stock related to our initial public offering in December 1999, and the sale of shares of our preferred stock in 1999. Net cash used in financing activities in 1998 related primarily to principal payments on our bank line of credit and equipment lease obligations.

    We have computers and office equipment financed under long-term capital leases that expire over the next 21 months. As of December 31, 2000, we had an outstanding balance of $0.1 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $4.1 million as of December 31, 2000, and are payable in monthly installments through February 2005.

    On October 20, 2000, the Company completed the sale of 1,089,983 shares of its common stock to Macrovision Corporation for proceeds of approximately
$21.8 million. Additionally on October 20, 2000, the Company completed the sale of 1,933,879 shares of its common stock to Koninklijke Philips Electronics N.V. for proceeds of approximately $38.7 million.

    We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

    We believe that our current cash, cash equivalent, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133, as amended, will not have a material impact on its financial position, results of operations or cash flows.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents and short-term investments, of $135.5 million. The original maturities of our investment portfolio range from three to 121 days with an average interest rate of 6.73%. We had capital lease obligations totaling $0.1 million at December 31, 2000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Related Notes of Digimarc Corporation as of December 31, 2000 and 1999 and for the three year period ended December 31, 2000 and the independent accountants report thereon are set forth on pages F-1 to F-18 of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated into Part III of this report by reference.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS COMPENSATION OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated herein by reference to the information under the caption "Director Compensation" to be contained in the Proxy Statement.

    The information concerning the Company's executive officers required by this
Item is incorporated herein by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement.

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

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS

    The Financial Statements, together with the report thereon of KPMG LLP are set forth on pages F-1 - F-18 attached hereto and are incorporated herein by reference.

    Digimarc Corporation:

       Independent Auditors' Report

       Balance Sheets as of December 31, 2000 and 1999

       Statements of Operations for the years ended December 31, 2000, 1999 and 1998

       Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

       Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

       Notes to Financial Statements

  (a)(2) Financial Statement Schedules

    All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

  (a)(3) INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DOCUMENT
---------------------   --------
     3.1                Second Amended and Restated Certificate of Incorporation of
                        the Registrant (incorporated by reference to Exhibit 3.1 of
                        Exhibits to Registrant's Quarterly Report on Form 10-Q, as
                        filed with the Commission on November 14, 2001)
     3.2                Certificate of Amendment of Second Amended and Restated
                        Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to Registrant's
                        Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)
     3.3                Bylaws of the Registrant, as amended (incorporated by
                        reference to Exhibit 3.3 of Exhibits to Registrant's
                        Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)
     4.1                Reference is made to Exhibits 3.1 and 3.2
     4.2                Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the
                        holders of the Registrant's preferred stock (incorporated by reference to Exhibit 4.2 to the Registrant's Registration
                        Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
    10.1                Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant's
                        Registration Statement on Form S-1 (Commission File
                        No. 333-87501) which became effective on December 2, 1999)
    10.2                Registrant's 1995 Stock Incentive Plan, as amended
                        (incorporated by reference to Exhibit 99.1 to the
                        Registrant's Registration Statement on Form S-8 (Commission
                        File No. 333-31114) which became effective on February 25,
                        2000)
    10.3                Registrant's Restated 1999 Stock Incentive Plan
                        (incorporated by reference to Exhibit 99.2 to the
                        Registrant's Registration Statement on Form S-8 (Commission
                        File No. 333-42042) which became effective on July 24, 2000)

       EXHIBIT
       NUMBER           DOCUMENT
---------------------   --------
    10.4                Registrant's 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by
                        reference to Exhibit 99.3 to the Registrant's Registration
                        Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
    10.5                Office Lease Agreement, dated as of April 16, 1998, between the Registrant and Property Reserve, Inc. (incorporated by reference to Exhibit 10.5 of Exhibits to Registrant's
                        Registration Statement on Form S-1 (Commission File No.
                        333-87501) which became effective on December 2, 1999)
    10.6                Sublease, dated as of April 23, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by
                        reference to Exhibit 10.6 of Exhibits to Registrant's
                        Registration Statement on Form S-1 (Commission File No.
                        333-87501) which became effective on December 2, 1999)
    10.7                Sublease, dated as of April 27, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by
                        reference to Exhibit 10.7 of Exhibits to Registrant's
                        Registration Statement on Form S-1 (Commission File No.
                        333-87501) which became effective on December 2, 1999)
    10.8                Lease Agreement, dated as of June 25, 1999, between the
                        Registrant and Southplace Associates LLC (incorporated by
                        reference to Exhibit 10.8 of Exhibits to Registrant's
                        Registration Statement on Form S-1 (Commission File No.
                        333-87501) which became effective on December 2, 1999)
    10.9+               Counterfeit Deterrence System Development and License
                        Agreement, dated as of January 1, 1999 (incorporated by
                        reference to Exhibit 10.9 of Exhibits to Registrant's
                        Registration Statement on Form S-1 (Commission File No.
                        333-87501) which became effective on December 2, 1999)
    10.10               First Amendment to Lease Agreement, dated as of
                        February 17, 2000, between the Registrant and Southplace
                        Associates LLC (incorporated by reference to Exhibit 10.10 of Exhibits to Registrant's Registration Statement on Form
                        S-1 (Commission File No. 333-32778) which was filed with the
                        Commission on March 17, 2000 and withdrawn on July 31, 2000)
    10.11               CityPlex Towers Lease Agreement, dated as of January 4,
                        2000, between the Registrant and Oral Roberts University
                        (incorporated by reference to Exhibit 10.11 of Exhibits to
                        Registrant's Registration Statement on Form S-1 (Commission
                        File No. 333-32778) which was filed with the Commission on
                        March 17, 2000 and withdrawn on July 31, 2000)
    10.12               Strategic Investment Agreement, dated as of September 17,
                        2000, between the Registrant and Macrovision Corporation
                        (incorporated by reference to Exhibit 10.12 of Exhibits to
                        Registrant's Quarterly Report on Form 10-Q, as filed with
                        the Commission on November 14, 2001)
    10.13               Strategic Investment Agreement, dated as of September 17,
                        2000, between the Registrant and Koninklijke Philips
                        Electronics N.V. (incorporated by reference to
                        Exhibit 10.13 of Exhibits to Registrant's Quarterly Report
                        on Form 10-Q, as filed with the Commission on November 14,
                        2001)
    10.14               Registrant's 2000 Non-Officer Employee Stock Incentive Plan
                        (incorporated by reference to Exhibit 99.1 of Exhibits to
                        the Registrant's Registration Statement on Form S-8
                        (Commission File No. 333-42042) which became effective on
                        July 24, 2000)
    23.2                Consent of KPMG LLP, Independent Certified Public
                        Accountants
    24.1                Powers of Attorney (see signature page to this form)
    27.1                Financial Data Schedule

------------------------

+ Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2001.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   NAME                                      TITLE                         DATE
                   ----                                      -----                         ----
             /s/ BRUCE DAVIS
    ---------------------------------       President, Chief Executive Officer and    March 22, 2001
              (Bruce Davis)                   Director (Principal Executive Officer)

             /s/ E.K. RANJIT                Chief Financial Officer (Principal
    ---------------------------------         Financial and Accounting Officer) and   March 22, 2001
              (E.K. Ranjit)                   Secretary

           /s/ GEOFFREY RHOADS
    ---------------------------------       Chief Technology Officer, and Director    March 22, 2001
            (Geoffrey Rhoads)

          /s/ PHILIP MONEGO, SR.
    ---------------------------------       Chairman of the Board of Directors        March 22, 2001
           (Philip Monego, Sr.)

           /s/ BRIAN J. GROSSI
    ---------------------------------       Director                                  March 22, 2001
            (Brian J. Grossi)

                   NAME                                      TITLE                         DATE
                   ----                                      -----                         ----
             /s/ JOHN TAYSOM
    ---------------------------------       Director                                  March 22, 2001
              (John Taysom)

             /s/ PETER SMITH
    ---------------------------------       Director                                  March 22, 2001
              (Peter Smith)

          /s/ WILLIAM A. KREPICK
    ---------------------------------       Director                                  March 22, 2001
           (William A. Krepick)

            /s/ ALTY VAN LUJIT
    ---------------------------------       Director                                  March 22, 2001
             (Alty van Luijt)

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

Statements of Operations....................................    F-4

Statements of Stockholders' Equity (Deficit)................    F-5

Statements of Cash Flows....................................    F-6

Notes to Financial Statements...............................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Digimarc Corporation:

    We have audited the accompanying balance sheets of Digimarc Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Portland, Oregon
January 19, 2001

                              DIGIMARC CORPORATION

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 72,454   $ 90,830
  Short-term investments....................................    63,418         --
  Trade accounts receivable, net............................     1,609      2,225
  Prepaid expenses and other current assets.................     1,444        834
                                                              --------   --------
    Total current assets....................................   138,925     93,889
Property and equipment, net.................................     3,522        961
Other assets, net...........................................        32         53
                                                              --------   --------
    Total assets............................................  $142,479   $ 94,903
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,936   $  1,638
  Accrued payroll and related costs.........................       805        504
  Other short term liabilities..............................       191        218
  Deferred revenue..........................................       790      1,318
  Current portion of notes payable to stockholders..........        --        311
                                                              --------   --------
    Total current liabilities...............................     3,722      3,989
Capital lease obligations, less current portion.............        30        119
                                                              --------   --------
    Total liabilities.......................................     3,752      4,108
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at December 31,
  2000 and 1999; no shares issued and outstanding at
  December 31, 2000 and 1999................................        --         --
Common stock, $0.001 par value; 100,000,000 shares
  authorized at December 31, 2000, 30,000,000 shares
  authorized at December 31, 1999; issued and outstanding
  16,295,435 and 12,615,145 shares at December 31, 2000 and
  1999, respectively........................................        16         13
Additional paid-in capital..................................   172,276    110,675
Deferred stock compensation.................................    (5,989)    (8,162)
Warrant.....................................................       633        633
Accumulated deficit.........................................   (28,209)   (12,364)
                                                              --------   --------
    Total stockholders' equity..............................   138,727     90,795
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $142,479   $ 94,903
                                                              ========   ========

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION

                            STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000          1999         1998
                                                          -----------   ----------   ----------
Revenue:
  License and subscription..............................  $     1,322   $      202   $      484
  Service...............................................       10,528        6,727          500
                                                          -----------   ----------   ----------
    Total revenue.......................................       11,850        6,929          984
Cost of revenue:
  License and subscription..............................           94           97          114
  Service...............................................        6,543        3,529        1,466
                                                          -----------   ----------   ----------
    Total cost of revenue...............................        6,637        3,626        1,580
                                                          -----------   ----------   ----------
    Gross margin........................................        5,213        3,303         (596)
Operating expenses:
  Sales and marketing...................................       10,878        2,049          825
  Research, development and engineering.................        4,280        1,058          658
  General and administrative............................       11,766        2,978        1,407
                                                          -----------   ----------   ----------
    Total operating expenses............................       26,924        6,085        2,890
                                                          -----------   ----------   ----------
    Operating loss......................................      (21,711)      (2,782)      (3,486)
Other income (expense):
  Interest income.......................................        6,117          492          189
  Interest expense......................................         (109)         (94)        (119)
  Other.................................................         (142)          (5)         (26)
                                                          -----------   ----------   ----------
    Loss before provision for income taxes..............      (15,845)      (2,389)      (3,442)
Provision for income taxes..............................           --           --           --
                                                          -----------   ----------   ----------
    Net loss............................................  $   (15,845)  $   (2,389)  $   (3,442)
                                                          ===========   ==========   ==========
Net loss per share--basic and diluted...................  $     (1.17)  $    (0.78)  $    (1.50)
                                                          ===========   ==========   ==========
Weighted average shares--basic and diluted..............   13,566,571    3,052,671    2,288,442

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             (IN THOUSANDS, EXCEPT SHARE AND PER STOCK SHARE DATA)

                                      CONVERTIBLE
                                    PREFERRED STOCK         PREFERRED STOCK          COMMON STOCK
                                 ---------------------   ---------------------   ---------------------     ADDITIONAL
                                  SHARES      AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT    PAID-IN CAPITAL
                                 --------   ----------   --------   ----------   ----------   --------   ---------------
BALANCE AT DECEMBER 31, 1997...   162,500   $      --         --    $      --     2,252,993     $ 2          $    851
Stock issued...................        --          --         --           --        27,144      --                13
Exercise of stock options......        --          --         --           --        33,486      --                14
Net loss.......................        --          --         --           --            --      --                --
                                 --------   ----------   --------   ----------   ----------     ---          --------
BALANCE AT DECEMBER 31, 1998...   162,500          --         --           --     2,313,623       2               878
Issuance of common stock
  through conversion of
  redeemable preferred stock...        --          --         --           --     5,259,775       6            17,261
Issuance of common stock
  through initial public
  offering, net................        --          --         --           --     4,600,000       5            83,796
Issuance of common stock
  through conversion of
  convertible preferred
  stock........................  (162,500)         --         --           --       325,000      --                --
Warrant issued.................        --          --         --           --            --      --                --
Exercise of stock options......        --          --         --           --       116,747      --                51
Deferred compensation related
  to stock options.............        --          --         --           --            --      --             8,689
Stock-based compensation
  expense......................        --          --         --           --            --      --                --
Net loss.......................        --          --         --           --            --      --                --
                                 --------   ----------   --------   ----------   ----------     ---          --------
BALANCE AT DECEMBER 31, 1999...        --          --         --           --    12,615,145      13           110,675
Issuance of common stock
  through private placement,
  net..........................        --          --         --           --     3,023,862       3            60,233
Exercise of stock options,
  net..........................        --          --         --           --       595,721      --               429
Purchase of employee stock
  purchase plan shares.........        --          --         --           --        60,707      --               939
Stock-based compensation
  expense......................        --          --         --           --            --      --                --
Net loss.......................        --          --         --           --            --      --                --
                                 --------   ----------   --------   ----------   ----------     ---          --------
BALANCE AT DECEMBER 31, 2000...        --   $      --         --    $      --    16,295,435     $16          $172,276
                                 ========   ==========   ========   ==========   ==========     ===          ========


                                                                                 TOTAL
                                 DEFERRED STOCK              ACCUMULATED     STOCKHOLDERS'
                                  COMPENSATION    WARRANT      DEFICIT      EQUITY (DEFICIT)
                                 --------------   --------   ------------   ----------------
BALANCE AT DECEMBER 31, 1997...     $    --         $ --       $ (6,533)        $ (5,680)
Stock issued...................          --           --             --               13
Exercise of stock options......          --           --             --               14
Net loss.......................          --           --         (3,442)          (3,442)
                                    -------         ----       --------         --------
BALANCE AT DECEMBER 31, 1998...          --           --         (9,975)          (9,095)
Issuance of common stock
  through conversion of
  redeemable preferred stock...          --           --             --           17,267
Issuance of common stock
  through initial public
  offering, net................          --           --             --           83,801
Issuance of common stock
  through conversion of
  convertible preferred
  stock........................          --           --             --               --
Warrant issued.................          --          633             --              633
Exercise of stock options......          --           --             --               51
Deferred compensation related
  to stock options.............      (8,689)          --             --               --
Stock-based compensation
  expense......................         527           --             --              527
Net loss.......................          --           --         (2,389)          (2,389)
                                    -------         ----       --------         --------
BALANCE AT DECEMBER 31, 1999...      (8,162)         633        (12,364)          90,795
Issuance of common stock
  through private placement,
  net..........................          --           --             --           60,236
Exercise of stock options,
  net..........................          --           --             --              429
Purchase of employee stock
  purchase plan shares.........          --           --             --              939
Stock-based compensation
  expense......................       2,173           --             --            2,173
Net loss.......................          --           --        (15,845)         (15,845)
                                    -------         ----       --------         --------
BALANCE AT DECEMBER 31, 2000...     $(5,989)        $633       $(28,209)        $138,727
                                    =======         ====       ========         ========

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION

                            STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(15,845)  $(2,389)   $(3,442)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,478       303        178
    Amortization of discount on note payable................        --        13         14
    Stock-based compensation expense........................     2,173       527         --
    Other non-cash expenses.................................        --       632         20
    Changes in assets and liabilities:
      Trade accounts receivable.............................       616    (1,927)      (196)
      Prepaid expenses and other current assets.............      (610)     (710)       (33)
      Accounts payable......................................       298     1,410       (107)
      Accrued payroll and related costs.....................       301       114        204
      Other short term liabilities..........................        24        --         --
      Deferred revenue......................................      (528)      973        152
                                                              --------   -------    -------
Net cash used in operating activities.......................   (12,093)   (1,054)    (3,210)
  Cash flows from investing activities:
    Purchase of property and equipment......................    (3,998)     (762)        (8)
    Purchases of patents....................................       (20)      (10)       (50)
    Purchase of tradename...................................        --       (10)        --
    Sale of tradename.......................................        --        10         --
    Purchase of investments.................................   (63,418)       --         --
                                                              --------   -------    -------
Net cash used in investing activities.......................   (67,436)     (772)       (58)
  Cash flows from financing activities:
    Proceeds (repayment) of short-term borrowings...........      (311)     (250)      (150)
    Net proceeds from issuance of preferred stock...........        --     7,081         --
    Net proceeds from issuance of common stock..............    61,604    83,852         14
    Principal payments under capital lease obligations......      (140)     (164)       (97)
                                                              --------   -------    -------
Net cash provided by (used in) financing activities.........    61,153    90,519       (233)
                                                              --------   -------    -------
  Net increase (decrease) in cash and cash equivalents......   (18,376)   88,693     (3,501)
  Cash and cash equivalents at beginning of period..........    90,830     2,137      5,638
                                                              --------   -------    -------
  Cash and cash equivalents at end of period................    72,454   $90,830    $ 2,137
                                                              ========   =======    =======
  Supplemental disclosure of cash flow information:
    Cash paid for interest..................................  $    187   $    95    $   125
  Summary of non-cash investing and financing activities:
    Equipment acquired or exchanged under capital lease
      obligations...........................................  $     --   $   127    $   202

                See accompanying notes to financial statements.

                              DIGIMARC CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

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

RECLASSIFICATIONS

    Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $72,084 and $90,830 at December 31, 2000 and 1999, respectively. Cash equivalents are carried at amortized cost, which approximates market.

INVESTMENTS

    The Company considers all investments with original maturities over 90 days but less than one year to be short-term investments. Short-term investments include commercial paper totaling $63,418 at December 31, 2000. The Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued payroll approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value as the stated interest rates reflect current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and investments and trade receivables. The Company places its cash and cash equivalents with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash and investments is minimal. The Company had accounts receivable from one customer representing approximately 63% of trade accounts receivable at December 31, 2000 and accounts receivable from the same customer representing approximately 91% of trade accounts receivable at December 31, 1999. Loss of or non-performance by this significant customer could adversely affect the Company's financial position, liquidity or results of operations.

ACCOUNTS RECEIVABLE

    Trade accounts receivable are shown net of allowance for doubtful accounts. The amount of the allowance and the charges were as follows:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
Balance--beginning of period...............................    $ 3        $ 2        $17
Provision (recovery).......................................      2          5         (7)
Charge offs................................................     (5)        (4)        (8)
                                                               ---        ---        ---
Balance--end of period.....................................    $--        $ 3        $ 2
                                                               ===        ===        ===

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

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Internal use software development costs are accounted for in accordance with AICPA Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset.

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

    The Company generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents (Secure Documents), for use in communicating copyright, asset management and business-to-business image commerce solutions (Media Commerce), and for use in connecting analog media to a digital environment (Digimarc MediaBridge).

    Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria, in accordance with SOP 97-2, as amended: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and, collectibility is probable.

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SOP 98-9 requires that revenue is recognized under certain circumstances using the "residual method." Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

    Revenues recognized under vendor and end-user funding arrangements totaled $50, $6, and $1 for the years ended December 31, 2000, 1999, and 1998, respectively. Direct costs allocated to the arrangement were $43, $3, and $1 for the years ended December 31, 2000, 1999 and 1998, respectively.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Total advertising expenses were $1,464, $86 and $135 for the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

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

                              DIGIMARC CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

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

    Common stock equivalents related to stock options and warrants of 2,604,382, 1,615,944, and 1,327,426 are antidilutive in a net loss year and, therefore, are not included in 2000, 1999 and 1998 diluted net loss per share, respectively.

(2) PROPERTY AND EQUIPMENT

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Furniture and fixtures.....................................  $   725     $  185
Office equipment...........................................    4,128      1,123
Leasehold improvements.....................................      591        140
                                                             -------     ------
                                                               5,444      1,448
Less accumulated depreciation and amortization.............   (1,922)      (487)
                                                             -------     ------
                                                             $ 3,522     $  961
                                                             =======     ======

(3) NOTES PAYABLE

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Notes payable to stockholders, net of unamortized discount
  of $0 and $72 at December 31, 2000 and 1999, respectively, interest at 7% beginning in 1998, due and payable May 2005
  or earlier under certain conditions, unsecured............  $       --     $311
                                                              ----------     ----
                                                                      --      311
Less current portion........................................          --      311
                                                              ----------     ----
                                                              $       --     $ --
                                                              ==========     ====

(4) LEASES

    The Company leases certain office equipment under long-term capital leases, which expire over the next two years. At December 31, 2000 and 1999, the cost of these assets was $584, and accumulated amortization was $463 and $329, respectively.

    Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

                                                             CAPITAL    OPERATING
YEAR ENDING DECEMBER 31:                                      LEASES     LEASES
------------------------                                     --------   ---------
2001.......................................................    $105      $1,049
2002.......................................................      32       1,002
2003.......................................................      --       1,058
2004.......................................................      --         936
2005.......................................................      --          31
                                                               ----      ------
  Total minimum lease payments.............................     137      $4,076
                                                                         ======
Less amount representing interest..........................      19
                                                               ----
                                                                118
Less current portion of capital lease......................      88
                                                               ----
                                                               $ 30
                                                               ====

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

    Rent expense on the operating leases for the years ended December 31, 2000, 1999 and 1998 totaled $804, $141, and $71, respectively.

(5) DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors an employee savings plan (the Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees' hire date.

Employees may contribute up to 15% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ending December 31, 2000, 1999 and 1998 the Company made no discretionary matching contributions.

(6) STOCKHOLDERS' EQUITY

PREFERRED STOCK

    All outstanding preferred stock of the Company was converted to common stock upon the closing of the Company's initial public offering in December 1999. The authorized preferred stock of the Company following its re-incorporation and the initial public offering consists of 5,000,000 shares of undesignated preferred stock. Prior to the Company's initial public offering of common stock, the Company had issued Series A-1, Series B-1 Series, C-1, Series D and Series D-X preferred stock.

COMMON STOCK

    In December 1999, the Company completed its initial public offering of common stock of 4,600,000 shares of its common stock which included the exercise of the underwriters over-allotment option resulting in net proceeds of $83,801, after deducting underwriting discounts, commissions and offering expenses.

DEFERRED STOCK COMPENSATION

    Deferred stock compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. The estimated fair value per share used to determine deferred stock compensation was derived by reference to preferred stock sales reduced by a discount factor, the execution of various contracts and letters of intent, the progress toward completion of new products, and the estimated price range of the common stock at the effective date of the initial public offering. Stock-based compensation expense of $2,173, $527, and $0 was recorded for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000, $5,989 of stock-based compensation remains deferred and we expect approximately $2,173, $2,173, and $1,643 to be recognized as expense in 2001, 2002, and 2003, respectively.

STOCK INCENTIVE PLAN

    In October 1995, the 1995 Stock Incentive Plan (the 1995 Plan) was approved by our Board of Directors. Under the terms of the 1995 Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and restricted stock to officers, directors, employees or consultants. Prices for all options or stock granted under the 1995 Plan are determined by the Board of Directors. Option prices for incentive stock options are set at not less than the fair market value of the common stock at the date of grant. Options vest over periods determined by the Board of Directors, generally four years. Options are contingent upon continued employment with the Company and, unless otherwise specified, expire ten years from the date of grant. The Company has reserved 2,800,000 shares of its common stock for issuance under the 1995 Plan.

    In October 1999, the 1999 Stock Incentive Plan (the 1999 Plan) was approved by our Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company's Offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. During 2000, the Company reserved an additional 1,500,000 shares of its common stock for issuance under the 1999 Plan bringing the total to 5,800,000 shares. The exercise price and term of options granted under the 1999 Plan are determined by our Board of Directors or by a committee they designate.

    As part of the 1999 Plan, the Company adopted the Non-Employee Director Option Plan (the Director Plan). Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company's Board of Directors. These options vest in four annual increments on the anniversary date of the grant date. In addition, an annual option grant of 2,500 shares will be given to each non-employee director on the date of the Company's annual stockholders' meeting if certain conditions are met. These options will vest on the first anniversary of the grant date. The exercise price of the options under this plan is fair market value on the date of grant.

    In June 2000, the 2000 Non-Officer Employee Stock Incentive Plan (the 2000
Plan) was approved by our Board of Directors. The Company initially reserved 275,000 shares of its common stock for issuance under the 2000 Plan. Options from the 2000 Plan cannot be granted to Officers or Directors of the Company. The exercise price and term of options granted under the 2000 Plan are determined by our Board of Directors or by a committee they designate. The exercise price is generally set at the fair market value of the stock on the date of grant. Options under the 2000 Plan generally vest over four years.

    SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

                                                            2000          1999          1998
                                                          --------      --------      --------
Risk-free interest rate.................................    6.00%         6.25%         6.00%
Expected dividend yield.................................      --            --            --
Expected life (in years)................................       4             4             4
Expected volatility.....................................     100%          100%          100%

    Using the Black-Scholes methodology, the total value of options granted during 2000, 1999, and 1998 was $49,201, $9,015, and $175, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2000, 1999, and 1998 was $22.28, $7.91, and $0.09 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS
No. 123, the Company's loss per share would approximate the pro forma disclosures below:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Pro forma net loss...............................  $(38,398)  $(5,700)   $(3,552)
Pro forma net loss per share.....................  $  (2.83)  $ (1.87)   $ (1.55)

    To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of future employee stock purchase plan issuances which is included in the pro forma totals above. Therefore, the Company has estimated the compensation cost for its employee stock purchase plan issuance, which will be in May 2001. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2000: no expected dividends; expected volatility of 100%; risk-free interest rate of 6.00%; and expected life of approximately six months. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2000 was $6.70.

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

    Transactions involving the stock incentive plans are summarized as follows:

                                                                   WEIGHTED AVERAGE
                                                NUMBER OF SHARES    EXERCISE PRICE
                                                ----------------   ----------------
Options outstanding, December 31, 1997........       912,200            $ 0.40
Granted.......................................       646,800              0.50
Exercised.....................................       (33,486)             0.50
Canceled......................................      (220,714)             0.50
                                                   ---------            ------
Options outstanding, December 31, 1998........     1,304,800              0.42
Granted.......................................     1,516,750              3.67
Exercised.....................................      (116,747)             0.44
Canceled......................................       (47,992)             0.50
                                                   ---------            ------
Options outstanding, December 31, 1999........     2,656,811              2.28
Granted.......................................     2,954,750             30.96
Exercised.....................................      (595,721)             0.72
Canceled......................................      (217,941)            43.34
                                                   ---------            ------
Options outstanding, December 31, 2000........     4,797,899            $18.37
                                                   =========

                                             OUTSTANDING                   EXERCISABLE
                                 -----------------------------------   --------------------
                                              REMAINING     WEIGHTED               WEIGHTED
                                 NUMBER OF   CONTRACTUAL    AVERAGE    NUMBER OF   AVERAGE
                                  SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
                                 ---------   ------------   --------   ---------   --------
          $0.15--$0.50 ........    675,109        6.64       $ 0.41      447,078    $ 0.37
           1.50-- 2.50 ........  1,274,231        8.40         2.12      341,150      2.07
          13.38--15.88 ........  1,018,400        9.94        14.21       10,018     14.58
          16.25--23.00 ........    355,904        9.11        20.28       36,978     20.73
          25.13--34.00 ........    421,100        9.45        28.15       72,146     26.21
          35.13--44.25 ........    367,055        9.40        36.69       71,887     35.13
          46.50--53.94 ........    535,500        9.10        53.23       89,426     53.94
          57.00--74.13 ........    150,600        9.10        64.05        5,979     62.20
                                 ---------        ----       ------    ---------    ------
         $0.15--$74.13 ........  4,797,899        8.80       $18.37    1,074,662    $10.60
                                 =========                             =========

    At December 31, 2000, 252,545 shares were available for grant.

EMPLOYEE STOCK PURCHASE PLAN

    Under the 1999 Employee Stock Purchase Plan (the Purchase Plan), the Company has authorized the issuance of 625,000 common shares, 564,293 of which all are available at December 31, 2000. The Purchase Plan allows eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

WARRANT

    In October 1999, the Company entered into a two year agreement with Hearst Communications, Inc. (Hearst) in which the Company and Hearst would jointly promote Internet-enabled advertising. In connection with the Hearst agreement, the Company issued a warrant to purchase 150,000 shares of common stock to Hearst at $20 per share. Of the 150,000 shares, 62,500 vested upon the Company's Offering, another 62,500 shares vest based on the achievement of certain milestones within the first year of the agreement, and the final 25,000 vest upon the one-year anniversary of the agreement. The warrant is exercisable for three years after each vesting date.

    The value of the warrant at December 31, 2000 was $1,518. The Company recorded $633 of sales and marketing expense during 1999 that related to the vested portion of the warrant. The value and expense of the warrant was calculated using the Black-Scholes method, assuming a 6.25% risk-free interest rate, three year term, and 100% volatility. The Company will continue to record non-cash charges in its statement of operations based on the fair value of the newly-vested portions of the warrant. During 2000, no additional warrant expense was recorded as no additional vesting occurred. As of December 31, 2000, no portion of the warrant had been exercised.

(7) INCOME TAXES

    Due to the Company's losses before the provision for income taxes for the years ended December 31, 2000, 1999 and 1998, there has been no provision for federal and state taxes. The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Federal statutory rate..................................    (34)%         (34)%         (34)%
Increase (decrease) resulting from:
  State income taxes, net of federal tax benefit........     (7)%          (5)%          (4)%
  Change in valuation allowance.........................     41 %          43 %          40 %
  Other, net............................................     --            (4)%          (2)%
                                                            ---           ---           ---
    Effective tax rate..................................     --%           --%           --%
                                                            ===           ===           ===

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

                                                             2000       1999
                                                           --------   --------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 12,428   $ 3,482
  Tax depreciation and amortization......................       328       233
  Research and experimentation credits...................       113       113
  Accrued expenses.......................................     1,213       432
  Deferred revenue.......................................       248       491
                                                           --------   -------
    Total gross deferred tax assets......................    14,330     4,751
  Less valuation allowance...............................   (14,309)   (4,723)
                                                           --------   -------
    Net deferred tax assets..............................        21        28
  Deferred tax liabilities:
    Unamortized discount on notes payable................        21        28
                                                           --------   -------
      Total deferred tax liabilities.....................        21        28
                                                           --------   -------
      Net deferred tax liability (asset).................  $     --   $    --
                                                           ========   =======

    The valuation allowance for deferred tax assets as of December 31, 2000 and 1999, respectively, was $14,309 and $4,723. The net change in the total valuation allowance for the year ended December 31, 2000, 1999 and 1998 was an increase of $9,586, $1,024, and $1,385, respectively. Included in the valuation allowance at December 31, 2000 is $3,852 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $32,403 to offset against future income for federal and state tax purposes, and research and experimentation credits of $130. These carryforwards expire through 2020.

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

(8) SEGMENT INFORMATION

GEOGRAPHIC INFORMATION

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue is generated in this segment through licensing and subscription of its Media Commerce, Secure Documents, and Digimarc MediaBridge products and the delivery of contracted and consulting services related to these products.

    The Company operates solely within the United States, and all assets are located within the United States. Sales to identifiable foreign customers were approximately $1,322, $351 and $89 for the years ended December 31, 2000, 1999 and 1998, respectively.

MAJOR CUSTOMERS

    Revenue from the Company's major customers was as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Customer A..............................................   9,053      6,136       503

    Accounts receivable from one customer represented 63% of trade receivables at December 31, 2000. Accounts receivable from one customer represented approximately 91% of trade accounts receivable at December 31, 1999.

(9) COMMITMENTS AND CONTINGENCIES

    At December 31, 2000, the Company had an unused line of credit of $5,000. This line is secured by $5,000 in investments at the bank providing the line.

(10) QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

    A summary of quarterly financial information follows:

QUARTER ENDED                       MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
-------------                       --------   --------   ------------   -----------
2000
Total revenue.....................  $ 2,570    $ 2,704       $ 3,140       $ 3,436
Cost of revenue...................    1,511      1,821         1,748         1,557
Operating loss....................   (3,675)    (7,495)       (5,530)       (5,011)
Net loss..........................   (2,464)    (6,185)       (4,256)       (2,940)
Net loss per share, diluted and
  basic...........................  $ (0.19)   $ (0.48)      $ (0.33)      $ (0.19)

1999
Total revenue.....................  $ 1,059    $   996       $ 2,130       $ 2,744
Cost of revenue...................      480        455           941         1,750
Operating loss....................     (118)      (431)         (284)       (1,949)
Net loss..........................     (129)      (448)         (247)       (1,565)
Net loss per share, diluted and
  basic...........................  $ (0.06)   $ (0.19)      $ (0.10)      $ (0.30)

    The four quarters for net loss per share may not add for the year because of the different number of shares outstanding during the year.