Form 10-Q
period 2001-03-31
DIGIMARC CORP
filed 2001-05-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

COMMISSION FILE NUMBER 000-28317

DIGIMARC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3342784 (I.R.S. Employer Identification Number)

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

    16,567,532 shares of Common Stock, $0.001 par value, as of April 30, 2001.

DIGIMARC CORPORATION
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Balance Sheets as of March 31, 2001 and December 31, 2000	3
	Condensed Statements of Operations for the three months ended March 31, 2001 and 2000	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22

Part I. Financial Information

Item 1. Financial Statements

DIGIMARC CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2001	December 31, 2000(1)
ASSETS
Current assets:
Cash and cash equivalents	$121,497	$72,454
Short-term investments	11,419	63,418
Trade accounts receivable, net	2,064	1,609
Other current assets	1,235	1,444

Total current assets	136,215	138,925
Property and equipment, net	3,281	3,522
Other assets, net	27	32

Total assets	$139,523	$142,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,811	$1,936
Accrued payroll and related costs	1,181	805
Deferred revenue	822	790
Other current liabilities	133	191

Total current liabilities	3,947	3,722
Other long-term liabilities	13	30

Total liabilities	3,960	3,752
Stockholders' equity:
Common stock	16	16
Additional paid-in capital	172,444	172,276
Deferred stock compensation	(5,446)	(5,989)
Warrant	633	633
Accumulated deficit	(32,084)	(28,209)

Total stockholders' equity	135,563	138,727

Total liabilities and stockholders' equity	$139,523	$142,479

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2000.

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31, 2001	March 31, 2000
Revenue:
License and subscription	$760	$29
Service	2,975	2,541

Total revenue	3,735	2,570
Cost of revenue:
License and subscription	37	31
Service	1,557	1,480

Total cost of revenue	1,594	1,511
Gross profit	2,141	1,059
Operating expenses:
Sales and marketing	3,094	1,684
Research, development and engineering	1,804	963
General and administrative	3,141	2,087

Total operating expenses	8,039	4,734

Operating loss	(5,898)	(3,675)
Other income (expense):
Interest income	2,030	1,326
Interest expense	(3)	(88)
Other	(4)	(27)

Loss before provision for income taxes	(3,875)	(2,464)
Provision for income taxes	—	—

Net loss	$(3,875)	$(2,464)

Net loss per share—basic and diluted	$(0.24)	$(0.19)

Weighted average shares outstanding—basic and diluted	16,408	12,733

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net loss	$(3,875)	$(2,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	199
Amortization of discount on note payable	—	72
Stock-based compensation expense	543	543
Changes in assets and liabilities:
Trade accounts receivable	(455)	(917)
Prepaid expenses and other current assets	209	(439)
Accounts payable	(125)	251
Accrued payroll and related costs	376	428
Other short term liabilities	(47)	—
Deferred revenue	32	(152)

Net cash used in operating activities	(2,783)	(2,479)
Cash flows from investing activities:
Purchase of property and equipment	(313)	(1,459)
Maturities of investments	63,418	—
Purchase of investments	(11,419)	—

Net cash provided by (used in) investing activities	51,686	(1,459)
Cash flows from financing activities:
Net proceeds from issuance of common stock	168	72
Principal payments under capital lease obligations	(28)	(44)

Net cash provided by financing activities	140	28

Net increase (decrease) in cash and cash equivalents	49,043	(3,910)
Cash and cash equivalents at beginning of period	72,454	90,830

Cash and cash equivalents at end of period	$121,497	$86,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$88

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The Company, Basis of Presentation

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

    These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K filed with the SEC on March 22, 2001.

2. Loss Per Share Computation

    Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per share for the periods presented as their inclusion would be antidilutive.

3. Segment Information

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue concentration information is as follows:

	Three Months Ended
	March 31, 2001	March 31, 2000
Customer A	57%	90%
Customer B	18%	*
Customer C	13%	*
* Less than 10%

    Accounts receivable concentration information is as follows:

	March 31, 2001	December 31, 2000
Customer A	69%	63%

4. Stock-based Compensation Allocation

    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 was recorded for the three months ended March 31, 2001 and is included in the respective statement of operations expense categories for the employees to which it applies. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $1.6 million for the remainder of 2001, approximately $2.2 million for 2002, and approximately $1.6 million for 2003.

5. Commitments and Contingencies

    From time to time, Digimarc may be a party to various lawsuits and claims incidental to its business. The Company is not currently subject to any lawsuit or claim that it believes will have a material adverse effect on its financial position, results of operations or liquidity.

6. Comprehensive Income (Loss)

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. For the three months ended March 31, 2001 and 2000, there is no difference between net income (loss) and comprehensive income (loss).

7. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, as of January 1, 2001. Adoption did not have a material impact on its financial position, results of operations or cash flows.

8. Subsequent Events

    On April 24, 2001, the Company issued a press release announcing the expansion of its senior management to include the appointment of a new President and Chief Operating Officer and in conjunction announced that it prepared a supplement to the proxy statement sent to stockholders in connection with its 2001 annual meeting of stockholders.

    On April 25, 2001, the Company and Macrovision Corporation (on behalf of all participants in the Video Watermarking (VWM) Group) issued press releases announcing that the Company, Macrovision Corporation, Koninklijke Philips Electronics N.V., Hitachi, Ltd., NEC Corporation, Pioneer Corporation and Sony Corporation entered into a letter of intent to form the VWM Group to provide video copy prevention and play control solution for digital recording devices. The participating companies will contribute their respective technologies to a jointly developed solution, and will be licensing any necessary intellectual property rights for use by the VWM Group.

    On May 7, 2001, the Company issued a press release announcing that it has become aware of several securities class actions lawsuits filed against it, certain of its officers and directors, and one of the lead underwriters in the Registrant's December 2, 1999 initial public offering alleging various improper practices by the lead underwriter in the sale of the Registrant's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to our Business" and "Risks Related to our Industry," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2001. This discussion and analysis should also be read in conjunction with our interim unaudited Condensed Financial Statements and Related Notes included herein.

Overview

    Digimarc is a leading provider of digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our three largest near-term market opportunities: the deterrence of digital counterfeiting and piracy; the enhancement of Internet access and navigation; and the enhancement and protection of audio and video digital files.

Results of Operations

    The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31, 2001	March 31, 2000
Revenue:
License and subscription	20%	1%
Service	80	99

Total revenue	100	100
Cost of revenue:
License and subscription	1	1
Service	42	58

Total cost of revenue	43	59
Gross profit	57	41
Operating expenses:
Sales and marketing	83	66
Research, development, and engineering	48	37
General and administrative	84	81

Total operating expenses	215	184

Operating loss	(158)	(143)
Other income	54	47

Net loss	(104)%	(96)%

Revenue

    Total revenue was $3.7 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. The $1.1 million or 45% increase was primarily the result of increased service revenue that we earned through our relationship with a consortium of leading central banks under which we are developing a system to deter the use of personal computer systems in the counterfeiting of currency. One customer (the consortium of banks) accounted for approximately 57% of our total revenue for the three months ended March 31, 2001. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels for the remainder of 2001. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers, commercial printers, and other producers of print media. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

    License and subscription.  License and subscription revenue was $760,000 and $29,000 for the three months ended March 31, 2001 and 2000, respectively. The $731,000 or 2,521% increase was the direct result of increased license and royalty revenue due to increased activity in the Media Commerce and Digimarc MediaBridge product lines.

    Service.  Service revenue was $3.0 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. The $0.5 million or 17% increase was primarily the result of increased activity in providing services for both Media Commerce and Digimarc MediaBridge customers.

Cost of Revenue

    License and subscription.  Cost of license and subscription revenue includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of license and subscription revenue was $37,000 and $31,000 for the three months ended March 31, 2001 and 2000, respectively.

    Service.  Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to service and development contracts. Cost of service revenue was $1.6 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively. The $0.1 million or 5% increase was the result of the increased services activity for both Media Commerce and Digimarc MediaBridge customers.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.1 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $1.4 million or 84%. This increase resulted from increased costs of $0.9 million related to salaries and other employee related costs, including travel expenses, and increased costs of $0.7 million related to marketing administration and promotional activities, including advertising. These costs were partially offset by an increased allocation of $0.2 million to cost of service revenue associated with sales and marketing personnel who provided education, outreach and product definition services to our anti-counterfeiting system customer and other services performed with respect to service-related revenue. Sales and marketing employees totaled 68 and 47 as of March 31, 2001 and 2000, respectively. We believe that an increase in our sales and marketing effort is essential to maintain our market position and to expand our products' acceptance in the marketplace. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and that sales and marketing expenses are likely to increase in the future.

    Research, development and engineering.  Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.8 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $0.8 million or 87%. This increase resulted from increased costs of $0.7 million related to salaries and other employee related costs, including travel expenses, and increased costs of $0.2 million in administrative costs associated with research, development and engineering. These increases were offset by increased use of research, development and engineering personnel to provide services to our anti-counterfeiting system customer, which resulted in an additional $0.1 million of these expenses being allocated to cost of service revenue. Research, development and engineering personnel totaled 80 and 55 as of March 31, 2001 and 2000, respectively. We believe that a significant investment in research, development and engineering is essential for us to maintain our market position, to continue to expand our product lines and to enhance our technologies and intellectual property rights. Accordingly, we anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

    General and administrative.  General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $3.1 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $1.0 million or 51%. This increase resulted from increased costs of $0.1 million related to executive compensation, travel expenses, and executive recruiting fees; increased costs of $0.2 million related to administrative costs, including facilities, office expenses, and depreciation; and increased costs of $0.7 million related to professional fees, including litigation costs. General and administrative employees totaled 26 and 22 as of March 31, 2001 and 2000, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public-reporting costs, directors' and officers' liability insurance, investor relations programs and professional-services fees.

    Stock-based compensation.  Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $543,000 was recorded for the three months ended March 31, 2001 and 2000, and is included in the respective statements of operations expense categories for the employees to which it applies. At March 31, 2001, $5.4 million of stock-based compensation remains deferred and we expect approximately $1.6 million for the remainder of 2001, $2.2 million for 2002, and $1.6 million for 2003 to be recognized as expense.

Other Income (Expense)

    Other income (expense) consists primarily of interest received and paid. Other income (expense) was $2.0 million and $1.2 million for the three month periods ended March 31, 2001 and 2000,

respectively. The $0.8 million or 67% increase came as a result of a significantly higher cash and cash equivalent balance earning interest due to the funds received from our private placement offering in October 2000.

Provision for Income Taxes

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

Liquidity and Capital Resources

    As of March 31, 2001, we had cash and cash equivalents of $132.9 million, representing a decrease of $3.0 million from $135.9 million at December 31, 2000. Working capital at March 31, 2001 was $132.3 million, compared to working capital of $135.2 million at December 31, 2000. The decrease in working capital is attributable primarily to the cash needs for our current operations.

    Our operating activities resulted in net cash outflows of $2.8 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. This $0.3 million increase in operating cash outflows was due primarily to growth in the Company and increased operations in the three months ended March 31, 2001.

    Investing activities provided cash of $51.7 million and used cash of $1.5 million for the three months ended March 31, 2001 and 2000, respectively. This $53.2 million change in cash provided by investing activities related primarily to the purchase and maturity of short-term investments for the three months ended March 31, 2001.

    Financing activities provided net cash of $140,000 and $28,000 for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities in each of these periods was related primarily to proceeds from issuance of common stock offset by principal payments on our equipment lease obligations.

    We have computers and office equipment financed under long-term capital leases that expire over the next 18 months. As of March 31, 2001, we had an outstanding balance of $90,000 of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $3.8 million as of March 31, 2001, and are payable in monthly installments through 2005.

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

    We believe that our current cash, cash equivalent, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Risks Related to Our Business

We have a history of losses and expect future losses; we cannot assure you that we will achieve profitability

    We have incurred significant net losses since inception and we expect to incur a loss for the 2001 fiscal year in light of our planned operating expenditures. We incurred net losses of $3.9 million for the three months ended March 31, 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of March 31, 2001 was approximately $32.1 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

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

Because we currently receive 57% of our revenue from a single customer, the loss of this customer would seriously harm our business, operating results and financial condition

    We have derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 57% of our total revenue for the three months ended March 31, 2001 and 76% of our total revenue in 2000. We anticipate that this relationship will account for a majority of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect revenue under the agreement to continue at or above current levels through the remainder of the year, which concludes our initial agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

    Under the terms of our agreement with this customer, we are obliged to keep the identity of the participating banks, design of the system and timetable for deployment confidential. Any change in our relationship with this customer, including any actual or alleged breach of the contract by either party or the early termination of, or any other material change in the agreement would seriously harm our business, operating results and financial condition.

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

  •
  our developing revenue models and our current and anticipated products and services may be unable to attract or retain customers;

  •
  the intense competition and rapid technological change in our industry could adversely affect the market's acceptance of our products and services;

  •
  we may be unable to build and maintain our brand;

  •
  we may be unable to develop and maintain the strategic relationships upon which we currently rely for our revenue; and

  •
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

    Our quarterly results may fluctuate in the future as a result of many factors, some of which are outside our control, including:

  •
  the timing, introduction and successful commercialization of our new products and services;

  •
  the timing and success of our brand-building and marketing campaigns;

  •
  the loss of or reduction in revenue from the customer that currently accounts for 57% of our total revenue or any other significant customer;

  •
  the market's acceptance of our products and services, including the Digimarc MediaBridge system;

  •
  our ability to establish and maintain strategic relationships;

  •
  the potential costs of litigation and intellectual property protection;

  •
  the operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of key personnel and new employees;

  •
  the introduction of similar or substitute technologies by our competitors;

  •
  the timing of future licensing revenue; and

  •
  the marketing arrangements that we enter into during early market development.

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

We may encounter difficulties managing our planned growth and expansion that may harm our business

    As of March 31, 2001 we had 174 employees. In addition, we expect that we need to hire a total of approximately 38 additional employees in all areas in 2001. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

We may acquire other businesses or technologies; if we do, we may be unable to integrate them with our own business, or we may impair our financial performance

    From time to time we have discussions with third parties about potential acquisitions. If appropriate opportunities present themselves, we may attempt to acquire other businesses or technologies. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. Moreover, if we make acquisitions, we may issue shares of stock that dilute our stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might negatively affect our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may also place restrictions on our business. We may never achieve any of the benefits that we might anticipate from a future acquisition.

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

If we are not able to hire, integrate or retain qualified personnel, our business may be harmed

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. In addition, we expect that we will need to hire a total of approximately 38 additional employees in all areas in 2001. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention.

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

  •
  our board of directors is divided into three classes of directors, with a separate class of directors being elected at each successive annual meeting for a term of three years;

  •
  special meetings of the stockholders may be called only by our president, our secretary or at the discretion of our board of directors;

  •
  vacancies on our board of directors may be filled by a majority of directors in office, and not by the stockholders; and

  •
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

  •
  enhance and improve the responsiveness, functionality and other features of the products and services we offer or plan to offer;

  •
  continue to develop our technical expertise; and

  •
  develop and introduce new services, applications and technologies to meet changing customer needs and preferences and to integrate new technologies.

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

Our markets are highly competitive

    The markets for digital watermarking applications are new, intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business model is new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with certain applications of our watermarking technologies include:

  •
  encryption—securing data during distribution using a secret code so it cannot be accessed except by authorized users;

  •
  containers—inserting a media object in a wrapper, which prevents the media object from being duplicated;

  •
  dataglyphs—a visible modification of the characteristics of an image that is machine-readable;

  •
  scrambled indicia—optical refraction-based data-hiding technique that is inserted into an image and can be read with a glass;

  •
  traditional anti-counterfeiting technologies—a number of solutions used currently by many governments that compete for budgetary outlays designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

  •
  radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, which is being used in photo identification, labels and tags;

  •
  Internet technologies—numerous existing and potential Internet access and search methods will be potentially competitive with the Digimarc MediaBridge system;

  •
  digital fingerprints—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to uniquely identify an image or track; and

  •
  bar codes—visible data-carrying code.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

    The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly.

Part II. Other Information

Item 1. Legal Proceedings

    On May 3, 2001, a class action complaint was filed in the Southern District of New York against the Company and the underwriters of its intial public offering. The complaint alleges violations of the securities laws in connection with certain alleged compensation arrangements entered into by the underwriters subsequent to the offering. The Company is reviewing the action and believes that the allegations are without merit. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits.

      None.

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the three months ended March 31, 2001.

Items 2, 3, 4 and 5 have been omitted as they are not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	DIGIMARC CORPORATION
	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer, Secretary (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

DIGIMARC CORPORATION TABLE OF CONTENTS
  Part I. Financial Information
  Item 1. Financial Statements
DIGIMARC CORPORATION CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURES