Form 10-Q
period 2001-06-30
DIGIMARC CORP
filed 2001-08-10
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

16,809,455 shares of Common Stock, $0.001 par value, as of July 31, 2001.

DIGIMARC CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGIMARC CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2001	December 31, 2000 (1)
ASSETS
Current assets:
Cash and cash equivalents	$103,520	$72,454
Short-term investments	26,262	63,418
Trade accounts receivable, net	3,037	1,609
Other current assets	1,370	1,444

Total current assets	134,189	138,925
Property and equipment, net	3,061	3,522
Other assets, net	23	32

Total assets	$137,273	$142,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,048	$1,936
Accrued payroll and related costs	861	805
Deferred revenue	920	790
Other current liabilities	219	191

Total current liabilities	4,048	3,722
Other long-term liabilities	32	30

Total liabilities	4,080	3,752
Stockholders' equity:
Common stock	17	16
Additional paid-in capital	172,702	172,276
Deferred stock compensation	(4,349)	(5,989)
Warrant	633	633
Accumulated deficit	(35,810)	(28,209)

Total stockholders' equity	133,193	138,727

Total liabilities and stockholders' equity	$137,273	$142,479

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2000.

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenue:
License and subscription	$841	$66	$1,601	$95
Service	3,366	2,638	6,341	5,179

Total revenue	4,207	2,704	7,942	5,274
Cost of revenue:
License and subscription	36	34	73	65
Service	2,061	1,787	3,618	3,267

Total cost of revenue	2,097	1,821	3,691	3,332
Gross profit	2,110	883	4,251	1,942
Operating expenses:
Sales and marketing	2,549	3,990	5,643	5,481
Research, development and engineering	1,539	1,019	3,343	1,982
General and administrative	3,283	3,369	6,424	5,649

Total operating expenses	7,371	8,378	15,410	13,112
Operating loss	(5,261)	(7,495)	(11,159)	(11,170)
Other income (expense):
Interest income	1,544	1,351	3,574	2,677
Interest expense	(3)	(8)	(6)	(96)
Other	(6)	(33)	(10)	(60)

Total other income, net	1,535	1,310	3,558	2,521

Loss before provision for income taxes	(3,726)	(6,185)	(7,601)	(8,649)
Provision for income taxes	—	—	—	—

Net loss	$(3,726)	$(6,185)	$(7,601)	$(8,649)

Net loss per share—basic and diluted	$(0.22)	$(0.48)	$(0.46)	$(0.67)

Weighted average shares outstanding—basic and diluted	16,643	12,917	16,526	12,825

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$(7,601)	$(8,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,138	566
Stock-based compensation expense	1,020	1,086
Changes in assets and liabilities:
Trade accounts receivable	(1,428)	(308)
Prepaid expenses and other current assets	74	(142)
Accounts payable	112	1,425
Accrued payroll and related costs	56	496
Other short term liabilities	43	47
Deferred revenue	130	(236)

Net cash used in operating activities	(6,456)	(5,715)
Cash flows from investing activities:
Purchase of property and equipment	(627)	(2,510)
Purchase of tradename	—	(10)
Maturities of investments	69,827	—
Purchase of investments	(32,671)	—

Net cash provided by (used in) investing activities	36,529	(2,520)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,047	512
Principal payments on notes payable	—	(390)
Principal payments under capital lease obligations	(54)	(80)

Net cash provided by (used in) financing activities	993	42

Net increase (decrease) in cash and cash equivalents	31,066	(8,193)
Cash and cash equivalents at beginning of period	72,454	90,830

Cash and cash equivalents at end of period	$103,520	$82,637

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$174
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$41	—

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

3. Segment Information

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Customer A	61%	87%	59%	89%
Customer B	20%	*	19%	*
Customer C	12%	*	13%	*

      * Less than 10%

    Accounts receivable concentration information is as follows:

	June 30, 2001	December 31, 2000
Customer A	65%	63%
Customer B	15%	*

      * Less than 10%

4. Stock-based Compensation Allocation

    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $477,000 and $1.0 million was recorded for the three and six months ended June 30, 2001, respectively, and is included in the respective statement of operations expense categories for the employees to which it applies. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $1.0 million for the remainder of 2001, approximately $1.9 million for 2002, and approximately $1.4 million for 2003.

5. Commitments and Contingencies

    Between May 3, 2001 and June 20, 2001, several class action complaints were filed in the Southern District of New York against the Company and the underwriters of its initial public offering. The complaint alleges violations of the securities laws in connection with certain alleged compensation arrangements entered into by the underwriters subsequent to the offering. The Company is reviewing the action and believes that the allegations are without merit. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6. Comprehensive Income (Loss)

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. For the three and six months ended June 30, 2001 and 2000, there is no difference between net income (loss) and comprehensive income (loss).

7. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and 142), Business Combinations and Goodwill and Other Intangible Assets, respectively. FAS 141 replaces Accounting Principles Board Opinion (APB) 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and 142 are effective for all business combinations initiated after June 30, 2001.

    Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will be required to perform a transitional goodwill impairment assessment. The Company has determined that the impact of these standards will not have a material affect on its results of operations and financial position when implemented.

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

Results of Operations

    The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
License and subscription	20%	2%	20%	2%
Service	80	98	80	98

Total revenue	100	100	100	100
Cost of revenue:
License and subscription	1	1	1	1
Service	49	66	46	62

Total cost of revenue	50	67	47	63
Gross profit	50	33	53	37
Operating expenses:
Sales and marketing	60	147	71	104
Research, development, and engineering	37	38	42	38
General and administrative	78	125	81	107

Total operating expenses	175	310	194	249

Operating loss	(125)	(277)	(141)	(212)
Other income (expense), net	36	48	45	48

Net loss	(89)%	(229)%	(96)%	(164)%

Revenue

    Total revenue was $4.2 million and $7.9 million for the three and six months ended June 30, 2001, respectively, compared to total revenue of $2.7 million and $5.3 million for the three and six months ended June 30, 2000. The $1.5 million or 56% and $2.7 million or 51% increase for the three and six months ended June 30, 2001, respectively, was primarily the result of increased service and royalty revenue related to our Media Commerce and Digimarc MediaBridge product lines. The consortium of banks accounted for approximately 61% and 59% of our total revenue for the three and six months ended June 30, 2001, respectively. This customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect to earn revenue under the agreement for the remainder of 2001. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers, commercial printers, and other producers of print and digital media. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

    License and subscription.  License and subscription revenue was $0.8 million and $1.6 million for the three and six months ended June 30, 2001, respectively, compared to license and subscription revenue of $66,000 and $95,000 for the three and six months ended June 30, 2000. The $0.8 million or 1174% and $1.5 million or 1585% increase for the three and six months ended June 30, 2001, respectively, was the direct result of increased license and royalty revenue due to increased activity in the Media Commerce and Digimarc MediaBridge product lines.

    Service.  Service revenue was $3.4 million and $6.3 million for the three and six months ended June 30, 2001, respectively, compared to service revenue of $2.6 million and $5.2 million for the three and six months ended June 30, 2000. The $0.7 million or 28% and $1.2 million or 22% increase for the three and six months ended June 30, 2001, respectively was primarily the result of increased activity in providing services for both Media Commerce and Digimarc MediaBridge customers.

Cost of Revenue

    License and subscription.  Cost of license and subscription revenue includes compensation for operations personnel, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of license and subscription revenue was $36,000 and $73,000 for the three and six months ended June 30, 2001, respectively, compared to $34,000 and $65,000 for the three and six months ended June 30, 2000, respectively.

    Service.  Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to service and development contracts. Cost of service revenue was $2.1 million and $3.6 million for the three and six months ended June 30, 2001, respectively, compared to $1.8 million and $3.3 million for the three and six months ended June 30, 2000, respectively. The $0.3 million or 15% and $0.4 million or 11% increase for the three and six months ended June 30, 2001, respectively, was the result of the increased services activity for both Media Commerce and Digimarc MediaBridge customers.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.5 million and $5.6 million for the three and six months ended June 30, 2001, respectively, compared to $4.0 million and $5.5 million for the three and six months ended June 30, 2000, respectively. The $1.4 million or 36% decrease for the three months ended June 30, 2001 resulted from decreased promotional activity of approximately $1.0 million, a decrease of approximately $0.4 million related to decreased use of outside consulting services, partially offset by approximately $0.1 million of increased use of sales and marketing personnel to provide services for our revenue generating contracts that are included in cost of service revenue, partially offset by an increase of approximately $0.1 million related to administrative costs associated with sales and marketing. The second quarter of 2000 had unusually high promotional costs due to the pending launch of our Digimarc MediaBridge product. Going forward, we expect promotional costs to be consistent with levels in the second quarter of 2001. The $0.2 million or 3% increase for the six months ended June 30, 2001 resulted from increased costs of $0.9 million related to salaries and other employee related costs, including travel expenses, and increased administrative costs of $0.3 million associated with sales and marketing, offset by decreased costs of $0.8 million related to promotional activities, including advertising, decreased costs of approximately $0.1 million related to decreased use of outside consulting services, and approximately $0.1 million of increased use of sales and marketing personnel to provide services for our revenue generating contracts that are included in cost of service revenue. Sales and marketing employees totaled 73 and 62 as of June 30, 2001 and 2000, respectively. We anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

    Research, development and engineering.  Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.5 million and $3.3 million for the three and six months ended June 30, 2001, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2000, respectively. The $0.5 million or 51% increase for the three months ended June 30, 2001 resulted from increased costs of $0.3 million related to salaries and other employee related costs, including travel expenses, increased costs of $0.1 million related to outside consultants, and increased administrative costs of $0.2 million associated with research, development and engineering activities. These increases were offset by increased use of research, development and engineering personnel to provide services for our revenue generating contracts, which resulted in an additional $0.1 million of these expenses being allocated to cost of service revenue. The $1.4 million or 69% increase for the six months ended June 30, 2001 resulted from increased costs of $1.0 million related to salaries and other employee related costs, including travel expenses, increased costs of $0.1 million related to outside consultants, and increased costs of $0.4 million in administrative costs associated with research, development and engineering. These increases were offset by increased use of research, development and engineering personnel to provide services to our anti-counterfeiting system customer, which resulted in an additional $0.2 million of these expenses being allocated to cost of service revenue. Research, development and engineering personnel totaled 80 and 64 as of June 30, 2001 and 2000, respectively. We anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

    General and administrative.  General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $3.3 million and $6.4 million for the three and six months ended June 30, 2001, respectively, compared to $3.4 million and $5.6 million for the three and six months ended June 30, 2000, respectively. The $0.1 million or 3% decrease for the three months ended June 30, 2001 resulted from decreased costs of $0.2 million related to professional fees, including litigation costs, partially offset by an increase of $0.1 million related to employee costs. The $0.8 million or 14% increase for the six months ended June 30, 2001 resulted from increased costs of $0.2 million related to employee costs, including executive compensation, travel expenses, and executive recruiting fees; increased costs of $0.1 million related to administrative costs, including facilities, office expenses, and depreciation; and increased costs of $0.4 million related to professional fees, including litigation costs. General and administrative employees totaled 30 and 24 as of June 30, 2001 and 2000, respectively.

    Stock-based compensation.  Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $477,000 and $1.0 million was recorded for the three and six months ended June 30, 2001 and 2000, and is included in the respective statements of operations expense categories for the employees to which it applies. At June 30, 2001, $4.3 million of stock-based compensation remains deferred and we expect approximately $1.0 million for the remainder of 2001, $1.9 million for 2002, and $1.4 million for 2003 to be recognized as expense.

Other Income (Expense)

    Other income (expense) consists primarily of interest received and paid. Other income (expense) was $1.5 million and $3.6 million for the three and six months ended June 30, 2001, respectively, and was $1.3 million and $2.5 million for the three and six months ended June 30, 2000, respectively. The $0.2 million or 17% and $1.0 million or 41% increase for the three and six months ended June 30, 2001, respectively, came as a result of a significantly higher cash and cash equivalent balance earning interest due to the funds received from our private placement offering in October 2000, offset in part by declining interest rates in 2001.

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

Liquidity and Capital Resources

    As of June 30, 2001, we had cash and cash equivalents and short-term investments of $129.8 million, representing a decrease of $6.1 million from $135.9 million at December 31, 2000. Working capital at June 30, 2001 was $130.1 million, compared to working capital of $135.2 million at December 31, 2000. The decrease in working capital is attributable primarily to the cash needs for our current operations.

    The $6.4 million of cash used in operating activities for the six months ended June 30, 2001 primarily consisted of $7.6 million in net loss and an increase in accounts receivable of $1.4 million, partially offset by $1.1 million related to depreciation and amortization and $1.0 million related to stock-based compensation. Operating activities used cash of $5.7 million for the six months ended June 30, 2000.

    The $36.5 million of cash provided by investing activities for the six months ended June 30, 2001 related primarily to the sale or maturity of $69.8 million in investments, offset by the purchase of $32.7 million in investments. Investing activities used cash of $2.5 million for the six months ended June 30, 2000.

    The $1.0 million of cash provided by financing activities related primarily to proceeds from the issuance of stock for $1.0 million. Financing activities provided cash of $42,000 for the six months ended June 30, 2000.

    We have computers and office equipment financed under long-term capital leases that expire over the next 38 months. As of June 30, 2001, we had an outstanding balance of $0.1 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $3.5 million as of June 30, 2001, and are payable in monthly installments through 2005.

    We expect to experience significant operating expenses for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

Risks Related to Our Business

We have a history of losses and expect future losses; we cannot assure you that we will achieve profitability

    We have incurred significant net losses since inception and we expect to incur a loss for the 2001 fiscal year in light of our planned operating expenditures. We incurred net losses of $7.6 million for the six months ended June 30, 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of June 30, 2001 was approximately $35.8 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will continue to invest significantly in research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

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

Because we currently receive 59% of our revenue from a single customer, the loss of this customer would seriously harm our business, operating results and financial condition

    We have derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 59% of our total revenue for the six months ended June 30, 2001. We anticipate that this relationship will account for a majority of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect to earn revenue under the agreement through the remainder of the year, which concludes our initial agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

  •
  we may be unable to develop and maintain the strategic relationships upon which we currently rely for the majority of our revenue; and

  •
  our quarterly operating results may fluctuate significantly.

    We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks described below.

Our future quarterly operating results may not meet analysts' expectations and may fluctuate significantly in the future, which could adversely affect our stock price

    Our quarterly operating results have fluctuated significantly in the past, and we expect that our quarterly operating results will fluctuate significantly in the future. Our operating results are difficult to forecast because of our limited operating history and the nature of our business. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. In addition, if our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

    Our quarterly results may fluctuate in the future as a result of many factors, some of which are outside our control, including:

  •
  the timing, introduction and successful commercialization of our new products and services;

  •
  the timing and success of our brand-building and marketing campaigns;

  •
  the loss of or reduction in revenue from the customer that currently accounts for 59% of our total revenue or any other significant customer;

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

    As more companies enter the digital watermarking marketplace and develop intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties' intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of our technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation.

The security systems that we use in our proprietary technologies may be circumvented by third parties, which could damage our reputation and disrupt our business

    Our products and services involve the embedding of digital code in media content that is imperceptible in normal use but that can be read by digitally-enabled devices. The success of our products and services depends on the security of our media commerce, anti-counterfeiting and piracy systems and self-authentication solutions including Grand Central linking servers. Security breaches of these systems and solutions could damage our reputation and expose us to a risk of loss or litigation and possible liability. The security measures that we use in our products and services may not prevent security breaches, and failure to prevent these security breaches may disrupt our business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or otherwise damage our products, services and reputation and the properties of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts.

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

We may encounter difficulties managing our planned growth and expansion that may harm our business

    As of June 30, 2001 we had 183 employees. In addition, we expect that we will need to hire additional employees in 2001. To manage this expected growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our growing employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

If we are not able to hire, integrate or retain qualified personnel, our business may be harmed

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. In addition, we expect that we will need to hire additional employees in 2001. Competition for experienced personnel in our market segments is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified personnel in the future. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention.

Our promotion of the Digimarc brand must be successful in order for us to attract users as well as advertisers and other strategic partners

    We believe that establishing and maintaining our brand is critical to our success and that the importance of our brand recognition will increase due to the growing number of technologies that compete with our watermarking technologies and the increasing number of competitors offering technologies similar to ours. If our brand-building strategy is unsuccessful, these expenses may never be recovered, we may be unable to increase our future revenue and our business could be seriously harmed.

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

Our markets are highly competitive

    The markets for digital watermarking applications are new, intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business models are new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with certain applications of our watermarking technologies include:

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

Part II. Other Information

Item 1. Legal Proceedings

    Between May 3, 2001 and June 20, 2001, several class action complaints were filed in the Southern District of New York against the Company and the underwriters of its initial public offering. The complaint alleges violations of the securities laws in connection with certain alleged compensation arrangements entered into by the underwriters subsequent to the offering. The Company is reviewing the action and believes that the allegations are without merit. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on May 10, 2001. The following proposals were voted on by the Company stockholders and results obtained thereon:

    Proposal 1:  Election of Directors

    The election of Class II directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
Philip J. Monego, Sr.	13,909,835	200,882	0	2,386,800
Geoffrey Rhoads	12,519,330	1,591,387	0	2,386,800
Peter Smith	13,908,524	202,193	0	2,386,800

    Continuing as Class I directors after the meeting were William A. Krepick, Alty van Luijt, and John Taysom. Continuing as Class III directors after the meeting were Bruce Davis and Brian J. Grossi.

    Proposal 2:  Ratification of Appointment of Independent Auditors

    KPMG LLP was ratified as the Company's independent auditors for fiscal 2001 with 14,076,498 votes in favor, 31,629 votes against, 2,590 abstentions, and 2,386,800 non-votes.

Item 6. Exhibits and Reports On Form 8-K

(a)
Exhibits.

    None.

(b)
Reports on Form 8-K.

    On April 24, 2001, Digimarc filed a report on Form 8-K relating to the expansion of its senior management to include the appointment of a new President and Chief Operating Officer, as presented in a press release of April 24, 2001. The report on Form 8-K filed on April 24, 2001 also related to a Supplement to the Proxy Statement dated April 7, 2001 sent to its stockholders in connection with the 2001 Annual Meeting of Stockholders for mailing to stockholders of record as of March 16, 2001.

    On April 26, 2001 Digimarc filed a report on Form 8-K relating to the announcement that Digimarc, Macrovision Corporation, Koninklijke Philips Electronics N.V., Hitachi, Ltd., NEC Corporation, Pioneer Corporation and Sony Corporation entered into a letter of intent to form the VWM Group (Video Watermarking Group) to provide video copy prevention and play control solution for digital recording devices, as presented in a press release of April 25, 2001.

    On May 11, 2001, Digimarc filed a report on Form 8-K relating to the announcement that it has become aware of several securities class action lawsuits filed against it, certain of its officers and directors, and one of the lead underwriters in its December 2, 1999 initial public offering alleging various improper practices by the lead underwriter in the sale of its common stock, as presented in a press release of May 7, 2001.

Items 2, 3 and 5 have been omitted as they are not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2001	Digimarc Corporation
		By:	/s/ E.K. Ranjit E.K. Ranjit Chief Financial Officer, Secretary (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

DIGIMARC CORPORATION TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports On Form 8-K
SIGNATURES