Form 10-Q
period 2001-09-30
DIGIMARC CORP
filed 2001-11-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

COMMISSION FILE NUMBER 000-28317

DIGIMARC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3342784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

16,887,196 shares of Common Stock, $0.001 par value, as of October 31, 2001.

DIGIMARC CORPORATION
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Statements of Operations for the three months and nine months ended September 30, 2001 and 2000	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGIMARC CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2001	December 31, 2000 (1)
ASSETS
Current assets:
Cash and cash equivalents	$92,854	$72,454
Short-term investments	32,793	63,418
Trade accounts receivable, net	2,421	1,609
Other current assets	1,487	1,444

Total current assets	129,555	138,925
Property and equipment, net	2,672	3,522
Other assets, net	19	32

Total assets	$132,246	$142,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,580	$1,936
Accrued payroll and related costs	879	805
Deferred revenue	459	790
Other current liabilities	104	191

Total current liabilities	3,022	3,722
Other long-term liabilities	19	30

Total liabilities	3,041	3,752
Stockholders' equity:
Common stock	17	16
Additional paid-in capital	172,818	172,276
Deferred stock compensation	(3,866)	(5,989)
Warrant	657	633
Accumulated deficit	(40,421)	(28,209)

Total stockholders' equity	129,205	138,727

Total liabilities and stockholders' equity	$132,246	$142,479

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2000.

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
License and subscription	$386	$603	$1,987	$698
Service	2,681	2,537	9,022	7,716

Total revenue	3,067	3,140	11,009	8,414
Cost of revenue:
License and subscription	21	19	94	84
Service	1,552	1,729	5,170	4,996

Total cost of revenue	1,573	1,748	5,264	5,080
Gross profit	1,494	1,392	5,745	3,334
Operating expenses:
Sales and marketing	2,592	2,809	8,235	8,290
Research, development and engineering	1,581	1,228	4,924	3,210
General and administrative	3,159	2,885	9,583	8,534

Total operating expenses	7,332	6,922	22,742	20,034
Operating loss	(5,838)	(5,530)	(16,997)	(16,700)
Other income (expense):
Interest income	1,237	1,332	4,811	4,009
Interest expense	(4)	(7)	(10)	(103)
Other	(6)	(51)	(16)	(111)

Total other income, net	1,227	1,274	4,785	3,795

Loss before provision for income taxes	(4,611)	(4,256)	(12,212)	(12,905)
Provision for income taxes	—	—	—	—

Net loss	$(4,611)	$(4,256)	$(12,212)	$(12,905)

Net loss per share — basic and diluted	$(0.27)	$(0.33)	$(0.73)	$(1.00)

Weighted average shares outstanding — basic and diluted	16,831	13,056	16,629	12,950

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net loss	$(12,212)	$(12,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750	987
Stock-based compensation expense	1,503	1,630
Changes in assets and liabilities:
Trade accounts receivable	(812)	202
Prepaid expenses and other current assets	(23)	140
Accounts payable	(356)	764
Accrued payroll and related costs	74	550
Other short term liabilities	(50)	—
Deferred revenue	(331)	(214)

Net cash used in operating activities	(10,457)	(8,846)
Cash flows from investing activities:
Purchase of property and equipment	(854)	(3,276)
Purchase of tradename	—	(10)
Sales and maturities of investments	74,837	—
Purchase of investments	(44,212)	—

Net cash provided by (used in) investing activities	29,771	(3,286)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,163	606
Principal payments on notes payable	—	(390)
Principal payments under capital lease obligations	(77)	(110)

Net cash provided by (used in) financing activities	1,086	106

Net increase (decrease) in cash and cash equivalents	20,400	(12,026)
Cash and cash equivalents at beginning of period	72,454	90,830

Cash and cash equivalents at end of period	$92,854	$78,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$182
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$29	—

See Notes to Condensed Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  The Company, Basis of Presentation

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

3.  Segment Information

    The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Customer A	70%	76%	62%	84%
Customer B	11%	*	17%	*

      * Less than 10%

    Accounts receivable concentration information is as follows:

	September 30, 2001	December 31, 2000
Customer A	61%	63%
Customer B	25%	*

      * Less than 10%

4.  Stock-based Compensation Allocation

    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $484,000 and $1.5 million was recorded for the three and nine months ended September 30, 2001, respectively, and is included in the respective statement of operations expense categories for the employees to which it relates. At current estimates, additional stock-based compensation expense related to stock option grants will be approximately $484,000 for the remainder of 2001, approximately $1.9 million for 2002, and approximately $1.4 million for 2003.

5.  Commitments and Contingencies

    Between May 3, 2001 and June 20, 2001, several class action complaints were filed in the Southern District of New York against the Company and the underwriters of its initial public offering. The complaint alleges violations of the securities laws in connection with certain alleged compensation arrangements entered into by the underwriters subsequent to the offering. The Company is reviewing the action and believes that the allegations are without merit. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

6.  Comprehensive Income (Loss)

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. For the three and nine months ended September 30, 2001 and 2000, there is no difference between net income (loss) and comprehensive income (loss).

7.  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

    Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its results of operations and financial position.

    In August 2001, the FASB issued FASB Statement No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

    In August 2001, the FASB issued FASB Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-lived Assets", which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

8.  Subsequent Events

    On October 17, 2001, the Company implemented a reduction in workforce of approximately 20% and restructured its operations to place more emphasis on security applications and licensing.

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

Results of Operations

    The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
License and subscription	13%	19%	18%	8%
Service	87	81	82	92

Total revenue	100	100	100	100
Cost of revenue:
License and subscription	1	1	1	1
Service	51	55	47	59

Total cost of revenue	52	56	48	60
Gross profit	48	44	52	40
Operating expenses:
Sales and marketing	84	89	75	99
Research, development, and engineering	51	39	44	38
General and administrative	103	92	87	101

Total operating expenses	238	220	206	238

Operating loss	(190)	(176)	(154)	(198)
Other income (expense), net	40	40	43	45

Net loss	(150)%	(136)%	(111)%	(153)%

Revenue

    Total revenue was $3.1 million and $11.0 million for the three and nine months ended September 30, 2001, respectively, compared to total revenue of $3.1 million and $8.4 million for the three and nine months ended September 30, 2000. The slight decrease for the three months ended September 30, 2001 was primarily related to decreased royalty and consulting revenues within the quarter. The $2.6 million or 31% increase for the nine months ended September 30, 2001 was primarily related to overall increased royalty and consulting revenues. The consortium of banks accounted for approximately 70% and 62% of our total revenue for the three and nine months ended September 30, 2001, respectively. This customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect to earn revenue under the agreement for the remainder of 2001. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers, commercial printers, and other producers of print and digital media. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

    License and subscription.  License and subscription revenue was $0.4 million and $2.0 million for the three and nine months ended September 30, 2001, respectively, compared to license and subscription revenue of $0.6 million and $0.7 million for the three and nine months ended September 30, 2000. The $0.2 million or 36% decrease for the three months ended September 30, 2001 was primarily related to decreased royalty revenues within the quarter. The $1.3 million or 185% increase for the nine months ended September 30, 2001 was primarily related to overall increased royalty revenues.

    Service.  Service revenue was $2.7 million and $9.0 million for the three and nine months ended September 30, 2001, respectively, compared to service revenue of $2.5 million and $7.7 million for the three and nine months ended September 30, 2000. The $0.2 million or 6% and $1.3 million or 17% increase for the three and nine months ended September 30, 2001, respectively, was primarily the result of increased activity in providing services for both Media Commerce and Digimarc MediaBridge customers.

Cost of Revenue

    License and subscription.  Cost of license and subscription revenue includes compensation for operations personnel, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of license and subscription revenue was $21,000 and $94,000 for the three and nine months ended September 30, 2001, respectively, compared to $19,000 and $84,000 for the three and nine months ended September 30, 2000, respectively.

    Service.  Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers and business development personnel, outside contractors and travel costs directly attributable to service and development contracts. Cost of service revenue was $1.6 million and $5.2 million for the three and nine months ended September 30, 2001, respectively, compared to $1.7 million and $5.0 million for the three and nine months ended September 30, 2000, respectively. The $0.1 million or 10% decrease and $0.2 million or 3% increase for the three and nine months ended September 30, 2001, respectively, was the result of increased services activity for both Media Commerce and Digimarc MediaBridge customers.

Operating Expenses

    Sales and marketing.  Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.6 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, compared to $2.8 million and $8.3 million for the three and nine months ended September 30, 2000, respectively. The $0.2 million or 8% decrease for the three months ended September 30, 2001 resulted from decreased promotional activity of approximately $0.2 million, a decrease of approximately $0.2 million related to decreased use of outside consulting services, partially offset by approximately $0.2 million increase in S&M due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. The $0.1 million or 1% decrease for the nine months ended September 30, 2001 resulted from increased costs of $0.9 million related to salaries and other employee related costs, including travel expenses, and increased administrative costs of $0.3 million associated with sales and marketing, offset by decreased costs of $0.9 million related to promotional activities, including advertising, decreased costs of approximately $0.4 million related to decreased use of outside consulting services, and approximately $0.1 million of decreased use of sales and marketing personnel to provide services for our revenue generating contracts that are included in cost of service revenue. Sales and marketing employees totaled 71 and 65 as of September 30, 2001 and 2000, respectively.

    Research, development and engineering.  Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.6 million and $4.9 million for the three and nine months ended September 30, 2001, respectively, compared to $1.2 million and $3.2 million for the three and nine months ended September 30, 2000, respectively. The $0.4 million or 29% increase for the three months ended September 30, 2001 resulted from increased costs of $0.1 million related to outside consultants, increased administrative costs of $0.2 million associated with research, development and engineering activities, and $0.2 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts, partially offset by a decrease of $0.1 million related to salaries and other employee related costs, including travel expenses. The $1.7 million or 53% increase for the nine months ended September 30, 2001 resulted from increased costs of $0.8 million related to salaries and other employee related costs, including travel expenses, increased costs of approximately $0.3 million related to increased use of outside consultants, and increased costs of $0.6 million in administrative costs associated with research, development and engineering. Research, development and engineering personnel totaled 83 and 75 as of September 30, 2001 and 2000, respectively.

    General and administrative.  General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation expense. General and administrative expenses were $3.2 million and $9.6 million for the three and nine months ended September 30, 2001, respectively, compared to $2.9 million and $8.5 million for the three and nine months ended September 30, 2000, respectively. The $0.3 million or 9% increase for the three months ended September 30, 2001 resulted from increased costs of $0.3 million related to salaries and other employee related costs, including travel expenses. The $1.1 million or 12% increase for the nine months ended September 30, 2001 resulted from increased costs of $0.5 million related to employee costs, including executive compensation, travel expenses, and executive recruiting fees; increased costs of $0.1 million related to administrative costs, including facilities, office expenses, and depreciation; and increased costs of approximately $0.5 million related to professional fees, including litigation costs. General and administrative employees totaled 31 and 25 as of September 30, 2001 and 2000, respectively.

    Stock-based compensation.  Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $484,000 and $1.5 million was recorded for the three and nine months ended September 30, 2001 and 2000, and is included in the respective statements of operations expense categories for the employees to which it applies. At September 30, 2001, $3.8 million of stock-based compensation remains deferred and we expect approximately $0.5 million for the remainder of 2001, $1.9 million for 2002, and $1.4 million for 2003 to be recognized as expense.

    Other Income (Expense).  Other income (expense) consists primarily of interest received and paid. Other income (expense) was $1.2 million and $4.8 million for the three and nine months ended September 30, 2001, respectively, and was $1.3 million and $3.8 million for the three and nine months ended September 30, 2000, respectively. The $0.1 million or 4% decrease and $1.0 million or 26% increase for the three and nine months ended September 30, 2001, respectively, came as a result of significantly higher cash and cash equivalent balance earning interest due to the funds received from our private placement offering in October 2000, offset in part by declining interest rates in 2001.

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

    Recent Accounting Pronouncements.  In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

    Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, if any, these standards will have on its results of operations and financial position.

    In August 2001, the FASB issued FASB Statement No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

    In August 2001, the FASB issued FASB Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-lived Assets", which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Liquidity and Capital Resources

    As of September 30, 2001, we had cash and cash equivalents and short-term investments of $125.6 million, representing a decrease of $10.3 million from $135.9 million at December 31, 2000. Working capital at September 30, 2001 was $126.5 million, compared to working capital of $135.2 million at December 31, 2000. The decrease in working capital is attributable primarily to the cash used for our current operations.

    The $10.5 million of cash used in operating activities for the nine months ended September 30, 2001 primarily consisted of $12.2 million in net loss and an increase in accounts receivable of $0.8 million, partially offset by $1.7 million related to depreciation and amortization and $1.5 million related to stock-based compensation. Operating activities used cash of $8.8 million for the nine months ended September 30, 2000.

    The $29.8 million of cash provided by investing activities for the nine months ended September 30, 2001 related primarily to the sale or maturity of $74.8 million in investments, offset by the purchase of $44.2 million in investments. Investing activities used cash of $3.3 million for the nine months ended September 30, 2000 related primarily to the purchase of equipment.

    The $1.1 million of cash provided by financing activities related primarily to proceeds from the issuance of stock for $1.2 million related to the Employee Stock Purchase plan and Employee Stock Option plans. Financing activities provided cash of $0.1 million for the nine months ended September 30, 2000.

    We have computers and office equipment financed under long-term capital leases that expire over the next 35 months. As of September 30, 2001, we had an outstanding balance of approximately $0.1 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $3.4 million as of September 30, 2001, and are payable in monthly installments through 2005.

    We expect to experience significant operating expenses for the foreseeable future in order to execute our business plan, including the effect of our recent reduction in workforce. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

Risks Related to Our Business

We have a history of losses and expect future losses; we cannot assure you that we will achieve profitability

    We have incurred significant net losses since inception and we expect to incur a loss for the 2001 fiscal year in light of our planned operating expenditures. We incurred net losses of $12.2 million for the nine months ended September 30, 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of September 30, 2001 was approximately $40.4 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will continue to invest significantly in research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

Most of our significant revenue models are under development, and the corresponding anticipated products and services may fail to attract or retain customers

    Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. Our current applications and products include media commerce and counterfeiting and piracy deterrence. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, from Secure Document applications and from Media Commerce applications. In the future, we anticipate that an increasing share of our revenue will be from sales of our Digimarc MediaBridge system, which was released in the second half of 2000, and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for the Digimarc MediaBridge system, or for our other future applications. In addition, because these products are not yet fully established in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that are developed and are currently developing for these products will be accepted. If we do not successfully develop, market and support the Digimarc MediaBridge system, it is likely that our future revenue will fall below our targeted objectives. Any shortfall in revenue from the Digimarc MediaBridge system or our other future applications could reduce the trading price of our common stock. We believe that it is too early to determine whether revenue from these applications will meet our objectives, and whether the revenue models that we are currently developing and may develop in the future will be successful or require changes after adoption. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

Because we currently receive 62% of our revenue from a single customer, the loss of this customer would seriously harm our business, operating results and financial condition

    We have derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 62% of our total revenue for the nine months ended September 30, 2001. We anticipate that this relationship will account for a majority of our revenue until we are able to generate additional revenue from the introduction of other new products and services that we are developing. The customer has a discretionary right of early termination with respect to the agreement. Unless the customer exercises this right, we expect to earn revenue under the agreement through the remainder of the year, which concludes our initial agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

  •
  the loss of or reduction in revenue from the customer that currently accounts for 62% of our total revenue or any other significant customer;

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

We may encounter difficulties managing our planned growth and expansion that may harm our business

    As of September 30, 2001 we had 185 employees. In October 2001 we implemented a reduction in workforce decreasing our headcount by approximately 20%. To manage our operations, management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

We depend on our key employees for our future success

    Our success depends to a significant extent on the performance and continued service of our senior management. Most of our senior management do not have an employment agreement. Although our employees have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. In addition, we currently have key person life insurance only on Bruce Davis, our chief executive officer, and Geoffrey Rhoads, our chief technology officer. The loss of the services of any of our senior management or any of our other key employees could harm our business.

If we are not able to hire, integrate or retain qualified personnel, our business may be harmed

    Our ability to successfully develop, market and sell our applications and products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing and operations personnel in the future. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention. Competition for experienced personnel in our market segments is intense. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In October 2001, we implemented a reduction of force decreasing our headcount by approximately 20%. We do not believe these reductions in workforce have had a material adverse affect on our operations. However, these reductions in workforce may make it difficult for us to recruit necessary personnel in the future. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

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

Part II. Other Information

Item 1. Legal Proceedings

    Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6. Exhibits and Reports On Form 8-K

(a)
Exhibits.

    None.

(b)
Reports on Form 8-K.

    On July 24, 2001, Digimarc filed a report on Form 8-K regarding its financial results for the period ended June 30, 2001, including condensed statements of operations and condensed balance sheets for the periods ended June 30, 2001 and June 30, 2000.

Items 2, 3, 4 and 5 have been omitted as they are not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digimarc Corporation
Date: November 14, 2001	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer, Secretary (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

DIGIMARC CORPORATION TABLE OF CONTENTS
DIGIMARC CORPORATION CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS
SIGNATURES