Form 10-K
period 2001-12-31
DIGIMARC CORP
filed 2002-04-01
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number 0-28317

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3342784 (I.R.S. Employer Identification No.)
19801 SW 72nd Ave, Ste 100, Tualatin, Oregon 97062 (Address of principal executive offices, Zip Code)
(503) 885-9699 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2002) was approximately $93.3 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 28, 2002, there were 17,136,639 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

        The information required by Part III is omitted from this Annual Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated into Part III of this Annual Report by reference.

PART I

        This Annual Report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risks Related to Our Business," "Risks Related to Our Industry" and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update this information.

ITEM 1: BUSINESS

Overview

        Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like identification documents, financial instruments, and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of these embedded codes. We believe our technologies have many potential applications.

        Since the introduction of our first watermarking product in 1996, we have built a broad technology platform that we believe has a range of applications. Our initial products allowed copyright owners to deter the unintentional use of professional digital imaging tools in producing unauthorized high-quality copies of their images. We later developed image commerce applications that allowed customers to persistently identify their protected properties and locate these properties across the Internet, which further discourages their unauthorized distribution and use. Subsequent to that, we developed the

Digimarc MediaBridge system, which is intended to enable imperceptible digital code to be embedded within print media, such as magazine advertisements and articles, direct mail, coupons, product packaging, stationery and envelopes, trading cards, catalogs, credit cards, bank cards and business cards. When recognized by personal computer cameras enabled by our patented reader technology, that code will automatically launch the user directly to the specific Internet destination chosen by the producer of the print media.

        On December 21, 2001, we acquired the assets and assumed certain liabilities of the United States government identification systems business and foreign government digital identification systems business of Polariod Corporation, Polariod ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation (collectively known as Large Government Program Identification Business (a division of Polaroid Corporation) or "LGP"). LGP provides secure identification card systems to the majority of U.S. State Motor Vehicles divisions, as well as to various international government agencies. Our wholly owned subsidiary, Digimarc ID Systems, LLC ("DIDS") and its wholly owned subsidiaries operate LGP. With this acquisition, we became a leading provider of identification card systems to government agencies, which include drivers' licenses, voter identification cards and other similar programs. We acquired this business to gain access to an additional platform in which we can further deploy and demonstrate the capabilities of our watermarking technology, among other reasons.

        We continue to develop and refine the patented watermarking technologies and believe there are many potential applications not yet addressed by us. A summary of our product offering is listed below.

Products

PRODUCTS IN 2001

        Our products available through the majority of 2001 were grouped along three lines of business: Secure Documents, Media Commerce, and Digimarc MediaBridge. Each product line offered systems generally including embedder software to place our digital watermarks into content, and reader technology that is incorporated into digital devices to detect, read and respond to the embedded code.

Secure Documents

        We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with a consortium of leading central banks related to deterring the use of personal computers in the counterfeiting of currencies. This agreement accounted for the majority of our revenues in 2001 and 2000, and the agreement is expected to continue for the next several years. We intend to pursue further development of our relationship with the consortium of central banks to develop other sources of revenue by proposing that we develop additional products and services for this customer over time. Further, our planned document security products will use digital watermarking to authenticate original documents, detect fraudulent documents and deter unauthorized duplication or alteration of high-value documents such as passports, tax stamps, tickets and financial instruments like securities, traveler's checks and currencies.

Media Commerce

        Our Media Commerce products provide a range of solutions, including copyright communication, enabling online licensing, and other digital asset control and management solutions. Media Commerce products and services include those listed below:

  •
  Digital Images. Customers can protect their copyrights and enhance licensing opportunities for their images, using a number of applications. Image creators can use Digimarc plug-ins that are bundled with image editing applications from leading companies such as Adobe Systems, Corel, and Micrografx. The Digimarc digital watermarking software development kit (SDK) provides a programmatic interface to digital watermark embedding, detection and reading, designed for integration into client and server products and can be found in products from companies such as JASC Software. Our MarcSpider™ service searches the public Web for images containing our digital watermarks and produces reports on where and when such images are found. This service allows Web content developers, photographers, stock photography agencies and publishers of entertainment, sports and news images to track their works on the Web. Digimarc ImageBridge™ Pro watermarking enables image specific licensing and commerce opportunities by enabling each image to direct customers to image specific information on their Web site. ImageBridge™ reader for Windows is a downloadable plug-in that allows image viewers to link to copyright information and owner contact information, review usage restrictions and learn about commerce opportunities.

  •
  Video. Digimarc, Macrovision Corporation, Koninklijke Philips Electronics N.V., Sony Electronics, Hitachi, NEC, and Pioneer (the Video Watermarking companies) have agreed to let Macrovision be the licensing administrator for these companies to provide copy prevention and play control capabilities and licenses to protect video programming on videocassettes, DVDs, cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. Digimarc also has licensed its intellectual property to Philips in support of its Video Watercast System to provide capabilities for video broadcast monitoring, asset management, copyright communication, forensic tracking and remote triggering.
  •
  Audio. The company believes that its technologies may be useful to the music industry to protect copyrights and provide enhanced entertainment and commercial opportunities to music consumers. In December 2001, we completed the acquisition of substantially all of the technology and intellectual property assets of Cognicity, an audio watermarking company. To date we have not offered commercial audio watermarking products but are actively working to license our audio watermarking intellectual property to users and suppliers of audio watermarking. We have filed patent infringement claims against a proposed provider of digital watermarking applications to the music industry alleging infringement of certain of our patents.

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

        The Digimarc MediaBridge system is based on our patented core technology. We believe that the system creates new communications capabilities for media content that can promote and enhance e-commerce. The Digimarc MediaBridge system is a fundamentally new way to access and use the Internet by embedding imperceptible digital code in printed materials, including, among other things, product packaging, stationery and envelopes, trading cards, magazine advertisements, articles, covers and subscription cards, direct mailers, debit and credit cards, greeting cards, coupons, catalogs, tickets and business cards that can be read by digital devices enabled by our patented reader technology. We believe that the same technology can be used to permit audio, video, images and other creative properties in digital form to interact with the digital world.

CURRENT AND PLANNED PRODUCTS

        In October 2001 we reorganized the way in which we manage our business. In addition, in December 2001 we acquired the assets and assumed certain liabilities of LGP. As a result, our current and planned products are grouped along four areas: personal identification systems, government programs, commercial solutions, and licensing. Each area offers, or will offer, systems generally including embedder software to place our digital watermarks into content, and reader technology that is incorporated into digital devices to detect, read and respond to the embedded code.

Personal Identification Systems

        As of December 31, 2001 we have contracts with 37 U.S. State drivers' license issuing authorities to produce drivers' licenses. We also have relationships with various foreign government agencies relating to the production of identification cards related to drivers' licenses, voter identification cards, and national identification cards among others. We acquired this business to gain access to an additional platform in which we can further deploy and demonstrate the capabilities of our watermarking technology, among other reasons.

Government Programs

        We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with a consortium of leading central banks related to deterring the use of personal computers in the counterfeiting of currencies. This agreement accounted for the majority of our revenues in 2001 and 2000. We intend to pursue further development of our relationship with the consortium of central banks to develop other sources of revenue by proposing that we develop additional products and services for this customer over time.

        In addition, we have been working with various government agencies to develop and deploy applications to secure and enhance defense imaging systems, and enhance the security of badging applications for airports, marine ports and government installations. Our efforts include investigation of applications to authenticate original documents, detect fraudulent documents and deter unauthorized duplication or alteration of high-value documents such as passports, tax stamps, tickets and financial instruments like securities, traveler's checks and currencies.

Commercial Solutions

        Our commercial products provide a range of solutions, including copyright communication, enabling online licensing, and other digital asset control and management solutions.

        Customers can use our ImageBridge watermarking solutions to protect their copyrights and enhance licensing opportunities for their images, using a number of applications. Image creators can use Digimarc plug-ins that are bundled with image editing applications from leading companies such as Adobe Systems, Corel, and Micrografx. The Digimarc digital watermarking software development kit (SDK) provides a programmatic interface to digital watermark embedding, detection and reading, designed for integration into client and server products. Our SDK application enables "on the fly" server-based watermarking, where digital watermarks carrying transactional data are added to images as they are delivered to customers and can be found in products from companies such as JASC Software.

        Digimarc ImageBridge™ Pro watermarking enables image specific licensing and commerce opportunities by enabling each image to direct customers to image specific information on their Web site. This extends the capabilities of our previous Digimarc ImageBridge watermarking beyond copyright communication to provide robust image commerce capabilities that aid in licensing images, finding similar images and support asset and rights management activities.

        Digimarc ImageBridge™ reader for Windows provides easier identification and reading of Digimarc ImageBridge and ImageBridge Pro watermarks by allowing watermarks to be read from the Windows Explorer desktop without opening the image file or requiring an ImageBridge enabled image editing application. ImageBridge™ reader for Windows is a downloadable plug-in that allows image viewers to link to copyright information and owner contact information, review usage restrictions and learn about commerce opportunities.

        Our MarcSpider service searches the public Web for images containing our digital watermarks and produces reports on where and when such images are found. This service allows Web content developers, photographers, stock photography agencies and publishers of entertainment, sports and news images to track their works on the Web.

        Digimarc MediaBridge provides the means to link directly from printed documents to specific Web destinations by showing the enabled document to a Web camera or by scanning the document using a Twain-compliant scanner, in each case, enabled with our reader software. We believe that these enhanced documents and associated reader technology will enable a variety of potential applications. The Digimarc MediaBridge system is based on our patented core technology. We believe that the system creates new communications capabilities for media content that can promote and enhance e-commerce. The Digimarc MediaBridge system is a fundamentally new way to access and use the Internet by embedding imperceptible digital code in printed materials, including, among other things, product packaging, stationery and envelopes, trading cards, magazine advertisements, articles, covers and subscription cards, direct mailers, debit and credit cards, greeting cards, coupons, catalogs, tickets and business cards that can be read by digital devices enabled by our patented reader technology. We believe that the same technology can be used to permit audio, video, images and other creative properties in digital form to interact with the digital world.

Licensing

  •
  Video. Digimarc, Macrovision Corporation, Koninklijke Philips Electronics N.V., Sony Electronics, Hitachi, NEC, and Pioneer (the Video Watermarking companies) have agreed to let Macrovision be the licensing administrator for these companies to provide copy prevention and play control capabilities and licenses to protect video programming on videocassettes, DVDs, cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. Digimarc also has licensed its intellectual property to Philips in support of its Video Watercast System to provide capabilities for video broadcast monitoring, asset management, copyright communication, forensic tracking and remote triggering.
  •
  Audio. The company believes that its technologies may be useful to the music industry to protect copyrights and provide enhanced entertainment and commercial opportunities to music consumers. In December 2001, we completed the acquisition of substantially all of the technology and intellectual property assets of Cognicity, an audio watermarking company. To date we have not offered commercial audio watermarking products but are actively working to license our audio watermarking intellectual property to users and suppliers of audio watermarking. We have filed patent infringement claims against a proposed provider of digital watermarking applications to the music industry alleging infringement of certain of our patents.
  •
  Print. Digimarc has been actively licensing its print to Web MediaBridge technology and intellectual property and has consummated licensing relationships with International Paper in North America, and Mitani Sangyo in Japan to offer MediaBridge enabled products and services to their customers. In the first quarter of 2002, we commenced licensing technology to DigiTreal in Korea.

Technology and Intellectual Property

        Digimarc's watermarking technologies allow users to embed in audio, images, video, and printed documents a digital code that is imperceptible during normal use but readable by computers and software. The science of creating these imperceptible codes is known as digital watermarking. We are a leading owner of intellectual property relating to digital watermarks and a pioneer in the commercial application of this technology. Our technologies are supported by a broad patent portfolio covering a wide range of methods and applications.

        Our core technology incorporates a method for embedding code within visual images in digital formats, such as computer files; in physical representations, such as print or film; and in audio content. Our most widely deployed systems embed messages in images by making subtle changes to the brightness of the pixels, creating messages that can be detected and decoded by hardware or software that has been enabled with our patented reader technology. Whether in images, video or audio, our embedding process generally adjusts to the unique characteristics of the content, placing a stronger watermark signal in areas with rich detail and a weaker watermark signal in areas with little detail. Because the message is carried by the content itself, it is file-format independent. The message can survive most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

        To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies upon a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. We have adopted an aggressive patent strategy. We believe that we have established one of the world's most extensive patent portfolios in the field of digital watermarking, personal identification, and related technologies, holding rights to approximately 50 U.S. issued patents with over 300 U.S. patent applications on file as of December 31, 2001. We also believe, based on published patents, that we hold some of the earliest invention dates on issued patents in the field of digital watermarking and that some of these early patents may be of significant value to our competitive position. DIDS has its own growing portfolio of issued and pending patents. We also own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies. We seek to protect new product applications through both existing patents and filings for new patents.

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

        Most competition in the secure documents market comes from traditional security features, such as holograms, security threads, special inks, and laminates which compete for the portion of the production budget reserved for security features, and machine-readable features, such as Scrambled Indicia, radio frequency identification (RFID) tags, two dimensional barcodes, Glyphs from Xerox, and data-carrying magnetic stripes. Competition in the personal identification systems business comes from both large and small systems integrators, such as Unisys and Viisage. As the digital identification market receives more attention due to general security concerns in the United States and abroad, additional competitors may seek to enter the market.

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

        Our business is characterized by extensive research efforts and rapid technological change. To remain competitive, we will be required to expand and enhance the functionality of our watermarking software and reader technologies. Company-sponsored research and development expenditures for 2001, 2000, and 1999 were $6.8 million, $4.3 million, and $1.1 million, respectively. New developments are expected to continue, and we cannot assure you that discoveries by others, including current and potential competitors and internal development efforts, will not render our services and products noncompetitive. Because of rapid technological change, we may be required to expend greater amounts in the development of each new product than currently anticipated, which in turn will require greater revenue to recoup such expenditures.

Employees

        As of December 31, 2001, we had 338 full-time employees, including 101 in sales, marketing, technical support and customer support; 123 in research, development and engineering; 42 in finance, administration, information technology and legal; and 72 in field operations. On December 21, 2001, we added 186 employees who formerly worked for LGP. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Risks Related to Our Business

Uncertainties associated with the integration of Large Government Program Identification Business (a division of Polaroid Corporation)

The acquisition of LGP involves a number of risks, including:

  •
  Assimilation by Digimarc of our largest acquisition to date which will require integration of new operations and personnel into Digimarc;
  •
  Diversion of resources from our existing business to facilitate the integration of LGP and the transition of LGP's operations away from reliance on Polaroid's business and operations;
  •
  Integration of the respective equipment, networks and technologies, financial and information systems and brand names of Digimarc and DIDS;
  •
  Combination of different corporate cultures;
  •
  Coordination of geographically separated facilities and work forces;
  •
  Reliance on our ability to successfully integrate a number of component technologies, provided from different vendors, and subject to possible interruptions in supply;

  •
  Involvement in markets in which we may not have all of the necessary patent or other intellectual property rights to compete;

  •
  Management challenges associated with the integration of Digimarc and DIDS;

  •
  Coordination of the sales, marketing and service development efforts of LGP with our existing business;

  •
  Assimilation of new management personnel with disparate business backgrounds; and,

  •
  Maintenance of standards, controls, procedures and policies.

        The process of integrating DIDS' operations, including its personnel, could cause interruption of, or loss in momentum in our current business and operating activities, and the business and operating activities of the business acquired. In the course of the integration and transition effort, it is possible that we may discover facts or circumstances that were not known or apparent prior to the date we executed the asset purchase agreement relating to the acquisition of LGP or during our due diligence review of LGP.

We may incur additional charges related to the integration

        In connection with the acquisition, we may incur charges or capital expenditures associated with integrating the acquired business with our own. Such charges may include:

  •
  Costs relating to the elimination of duplicate systems and facilities, possible severance and employee relocation, and other integration costs;

  •
  Building out DIDS' existing infrastructure;

  •
  Transitioning DIDS' from depending on Polaroid for business support processes; and

  •
  Consolidation of certain of DIDS' operations in the Fort Wayne facility.

        The aggregate amount of these expenses, if any, is not yet determinable, but could be significant. In addition, we cannot assure you that we will not incur additional charges in subsequent quarters to reflect costs associated with this acquisition or the integration of DIDS' operations. Adverse developments associated with our integration efforts that could increase such costs include unexpected employee turnover, unforeseen delays in addressing duplicate facilities and the associated costs of hiring temporary employees, delays in implementing new financial and information systems, and delays in transitioning DIDS' away from depending on Polaroid for business support processes. Costs associated with this acquisition, or liabilities and expenses associated with the operation of DIDS, that exceed our expectations, could materially affect our business, financial condition and results of operations.

We may not realize the synergistic, strategic, and financial benefits expected from the acquisition

        We cannot assure you that we will realize the synergistic, strategic and financial benefits sought through this acquisition. Although we view this acquisition as an opportunity to significantly enhance the security and usefulness of drivers' licenses and other LGP products, we cannot assure you that we will be successful in combining our current technological applications and product offerings with that of DIDS or that such combined product offerings will be acceptable in the marketplace. Factors that could affect acceptance of such combined product offerings are changes in government regulations and industry standards, and increased competition from DIDS' primary competitors who may develop superior or alternative technology that is more widely acceptable in the marketplace.

We have a history of losses and expect future losses; we cannot assure you that we will achieve profitability

        We have incurred significant net losses since inception and we expect to incur a loss for the 2002 fiscal year in light of our planned operating expenditures. We incurred net losses of $19.2 million in 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of December 31, 2001 was approximately $47.4 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

Some of our revenue models are under development, and the corresponding anticipated products and services may fail to attract or retain customers

        Our business involves embedding digital watermarks in traditional and digital media, including secure documents, images on the Internet and video merchandise. To date, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, from Secure Document applications and from Media Commerce applications. In the future, we anticipate that an increasing share of our revenue will be from security related applications in the government and commercial market areas (including identification systems), and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for our future applications. In addition, because these products are not yet fully established in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that are developed and are currently developing for these products will be accepted. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

Because we currently receive 56% of our revenue from a single customer, the loss of this customer or any large DIDS contract may seriously harm our business, operating results and financial condition

        We have derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 56% of our total revenue in 2001 and 76% of our total revenue in 2000. With the acquisition of LGP, revenue generated from the consortium is expected to significantly decrease as a percentage of our total revenue; however, the loss of this consortium as a customer would harm our business, operating results and financial condition. The consortium has a discretionary right of early termination with respect to the agreement. Unless the consortium exercises this right, we expect to earn revenue under the agreement for at least the next two years, which concludes the current agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

        Under the terms of our agreement with the consortium, we are obliged to keep the identity of the participating banks, design of the system and timetable for deployment confidential. Any change in our relationship with the consortium, including any actual or alleged breach of the contract by either party or the early termination of, or any other material change in the agreement would seriously harm our business, operating results and financial condition.

        The contracts that were entered into with state government agencies by LGP generally have a three to five year term, after which such agency can open the contract for bidding. The loss of any such large government contract may seriously harm our business, operating results and financial condition.

Our future growth will depend on the successful implementation of our product solutions by third-party partners

        The Digimarc MediaBridge system, personal identification systems products and other applications and services that we intend to provide in the future will rely on the successful implementation of our product solutions, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with third-party vendors to create and promote products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our business, operating results and financial condition could be seriously harmed. In addition, if our technologies do not perform according to market expectations, our business will be seriously harmed.

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

  •
  We may be unable to develop and maintain the strategic relationships upon which we currently rely for the majority of our revenue; and,

  •
  Our quarterly operating results may fluctuate significantly.

        We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks described below.

Our new revenue sources are tied largely to government procurements

        Both our government programs business and personal identification systems business derive their revenue from government contract awards. Many of these contracts are awarded based on a bid or request for proposal (RFP) process. As such, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement changes. Such a shift could result in bookings sliding out of the forecasted quarter, outside the company's control. In addition, these government contracts result from purchasing decisions made by public sector agencies that are often subject to political influence, onerous procurement procedures, budget changes and award protests. Any change in purchasing decisions would have an impact on the predictability of our quarterly results.

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

  •
  The loss of or reduction in revenue from the customer that currently accounts for 56% of our total revenue or any other significant customer, or any large customers of DIDS;

  •
  The market's acceptance of our products and services;

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

  •
  The costs and timing of integrating LGP;

  •
  The unpredictability and irregularity of our revenue from government contracts due to political, budgetary, purchasing and delivery constraints;

  •
  The timing of future licensing revenue; and,

  •
  The costs associated with marketing arrangements that we enter into during early market development.

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

The markets for digital watermark applications are new and developing

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence and self-authentication of documents. The markets for products and services using digital watermarks are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and rapidly evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services are currently used by only a limited number of customers. It is difficult to predict the future growth rate, if any, and ultimate size of these markets or our anticipated future markets. We cannot assure you that new markets for our products and services will develop or that our existing markets will grow.

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

        We are the exclusive licensee under some third party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we do not currently rely on these technologies for our core products, we may in the future.

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

The security systems that we use in our proprietary technologies may be circumvented by third parties, which could damage our reputation and disrupt our business

        Our products and services involve the embedding of digital code in media content that is imperceptible in normal use but that can be read by digitally-enabled devices. The success of our products and services depends on the security of our media commerce, anti-counterfeiting and piracy systems, self-authentication solutions, and supporting infrastructure. Security breaches of these systems and solutions could damage our reputation and expose us to a risk of loss or litigation and possible liability. The security measures that we use in our products and services may not prevent security breaches, and failure to prevent these security breaches may disrupt our business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or otherwise damage our products, services and reputation and the properties of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts.

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

        Because customers rely on our products for critical security applications, defects or errors in our products might discourage customers from purchasing our products. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions are sometimes not included and may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

        In addition, when we acquired LGP, there were certain issues with several of the customer contracts relating to transitioning from film to digital based identification systems, late or delayed implementation and continued customer testing of systems. To the extent that DIDS is unable to work through these issues and correct such defects in the systems within the contracted timeframes, this could result in the loss of a customer and injury to our reputation in the marketplace.

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of December 31, 2001 we had 338 employees. In October 2001 we implemented a reduction in workforce decreasing our then-current headcount by approximately 20% due to redundant functions within certain departments. In December 2001 we added 186 employees who formerly worked for LGP. To manage our operations, management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

We may acquire other businesses or technologies; if we do, we may be unable to integrate them with our own business, or we may impair our financial performance

        From time to time we have discussions with third parties about potential acquisitions. If appropriate opportunities present themselves, we may attempt to acquire other businesses or technologies. We may not be able to identify, negotiate or finance any future acquisition successfully. The acquisition of LGP is our largest acquisition to date and as such, we have limited experience in integrating an acquired business into our business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might negatively affect our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

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

If we are not able to hire, integrate or retain qualified personnel, our business may be harmed

        Our ability to successfully develop, market and sell our applications and products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing and operations personnel in the future. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require substantial resources and management attention. Competition for experienced personnel in our market segments is intense. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In October 2001, we implemented a reduction of force decreasing our then-current headcount by approximately 20% due to redundant functions within certain departments. We do not believe these reductions in workforce have had a material adverse affect on our operations. However, these reductions in workforce may make it difficult for us to recruit necessary personnel in the future. In December 2001 we hired 186 people formerly employed by LGP. If we are unable to attract or retain qualified personnel in the future, successfully integrate and retain the 186 former LGP employees, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

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

  •
  Special meetings of the stockholders may be called only by our chief executive officer, our secretary or at the discretion of our board of directors;

  •
  Vacancies on our board of directors may be filled by a majority of directors in office, and not by the stockholders; and,

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

  •
  Continue to develop our technical expertise; and,

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

  •
  Scrambled indicia—optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;

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

  •
  Digital fingerprints—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to uniquely identify an image or track; and,

  •
  Bar codes—visible data-carrying code.

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

ITEM 2: PROPERTIES

        Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Tualatin, Oregon, with additional space in Tulsa, Oklahoma for sales, marketing, and technical support operations. Our personal identification systems business is headquartered in Bedford, Massachusetts, with additional space in Fort Wayne, Indiana for certain administrative and customer support functions. These leases contain the following approximate information:

	Square Feet	Expires
Tualatin, Oregon	38,000	December 2004 and February 2005
Tulsa, Oklahoma	12,000	January 2005
Bedford, Massachusetts	71,000	September 2003
Fort Wayne, Indiana	33,000	January 2005

        We also lease sales and support offices in multiple locations throughout the United States and internationally. We will likely require additional space before the end of 2002, but believe that securing additional suitable space to accommodate our growth will not be difficult.

ITEM 3: LEGAL PROCEEDINGS

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering registration statement. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998. We intend to defend these actions vigorously. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

        In November 2001, Verance Corporation filed counterclaims against Digimarc alleging patent infringement, fraud, and monopolistic activities. We intend to vigorously defend ourselves against these allegations. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of these allegations will not have a material adverse effect on our financial position, results of operations or cash flows.

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

	Year Ended December 31,
	2001		2000
	High	Low	High	Low
First quarter	$16.28	$9.00	$75.75	$40.50
Second quarter	$26.03	$11.50	$48.63	$21.00
Third quarter	$28.20	$10.02	$38.50	$11.00
Fourth quarter	$21.10	$10.51	$19.44	$11.75

        At December 31, 2001, there were approximately 150 stockholders of record of our common stock, as shown in the records of our transfer agent.

        We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

ITEM 6: SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the five years in the period ended December 31, 2001, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$14,878	$11,850	$6,929	$984	$186
Cost of revenue	7,197	6,637	3,626	1,580	126

Gross margin	7,681	5,213	3,303	(596)	60
Operating expenses:
Sales and marketing	11,290	10,878	2,049	825	1,330
Research, development and engineering	6,778	4,280	1,058	658	934
General and administrative	13,768	11,766	2,978	1,407	1,282
Restructure/Impairment charge	574	—	—	—	453

Total operating expenses	32,410	26,924	6,085	2,890	3,999

Operating loss	(24,729)	(21,711)	(2,782)	(3,486)	(3,939)
Other income (expense), net	5,571	5,866	393	44	(40)

Net loss	$(19,158)	$(15,845)	$(2,389)	$(3,442)	$(3,979)

Net loss per share—basic and diluted	$(1.15)	$(1.17)	$(0.78)	$(1.50)	$(1.88)

Weighted average shares—basic and diluted	16,704,149	13,566,571	3,052,671	2,288,442	2,120,477
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$61,605	$135,872	$90,830	$2,137	$5,638
Working capital	79,203	135,203	89,900	1,196	4,631
Total assets	129,367	142,479	94,903	2,978	6,168
Long-term obligations, net of current portion	33	30	119	469	395
Convertible redeemable preferred stock	—	—	—	10,185	10,185
Total stockholders' equity (deficit)	$123,474	$138,727	$90,795	$(9,095)	$(5,680)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Industry" and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update this information. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Overview

        Digimarc is a leading provider of digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like identification cards, financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on PCs and other devices, enables the recognition of these embedded codes. We believe our technologies have many potential applications. We are developing products and services to address what we currently believe are our three largest near-term market opportunities: the deterrence of digital counterfeiting and piracy; the enhancement of Internet access and navigation; and the enhancement and protection of audio and video digital files.

        On December 21, 2001, we consummated, through our wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of its wholly-owned subsidiaries, the purchase of certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation (collectively known as Large Government Program Identification Business (a division of Polaroid Corporation), or "LGP"). As part of the transaction, we also assumed certain liabilities of LGP. The acquisition was accounted for using the purchase method of accounting. Digimarc's consolidated financial statements include the results of operations of LGP from the date of acquisition on December 21, 2001 through December 31, 2001. With this acquisition, we became a leading provider of identification card systems to government agencies, which include drivers' licenses, voter identification cards and other similar programs.

        We intend to increase our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their print media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their print materials to provide a link to relevant Web destinations. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of fees and royalties will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology as well as the nature of the use, and the nature and amount of licensed content carrying our digital watermarks.

        Since inception, we have invested a significant portion of our resources and capital in attracting top senior management, in developing our products and technology and in building our sales and marketing organizations. We have a limited operating history upon which investors may evaluate our business and prospects. We have incurred significant losses to date, and as of December 31, 2001, we had an accumulated deficit of approximately $47.4 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving sales and marketing activities, advancing our technologies and expanding our operations. As a result, we expect to continue to incur additional losses and negative cash flow through most of, if not all of 2002 and possibly beyond. Our revenue may not increase or even continue at its current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies deploying new technologies and applications, such as our efforts to include digital watermarking in the personal identification systems business and develop our Digimarc MediaBridge system as a new means of using the Internet.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, inventory valuation, and accruals for loss contracts and contingencies. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition: We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs, and using a price-per-card method. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, and approval and monitoring processes. Our estimates of revenue and expenses on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

  •
  Bad debt: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  Inventory: We reduce the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2001	2000	1999
Revenue:
Product and subscription	12%	11%	3%
Service	88	89	97

Total revenue	100	100	100
Cost of revenue:
Product and subscription	1	1	1
Service	47	55	51

Total cost of revenue	48	56	52
Gross margin	52	44	48
Operating expenses:
Sales and marketing	76	92	30
Research, development, and engineering	46	36	15
General and administrative	92	99	43
Restructuring charges	4	—	—

Total operating expenses	218	227	88

Operating loss	(166)	(183)	(40)
Other income (expense), net	37	49	6

Net loss	(129)%	(134)%	(34)%

Years Ended December 31, 2001 and 2000

Revenue

        Total revenue was $14.9 million and $11.9 million for the years ended December 31, 2001 and 2000, respectively. The $3.0 million or 26% increase was related to the addition of the personal identification systems business from the date of acquisition on December 21, 2001 through December 31, 2001, which increased revenue by $1.7 million, along with increased service revenue of $0.8 million and licensing revenue of approximately $0.5 million. Revenue from identified international customers was $2.5 million and $1.3 million for 2001 and 2000, respectively. The consortium of banks accounted for approximately 56% and 76% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Revenue from the consortium of banks is expected to decrease as percent of total revenue in the future due to the acquisition of LGP. This customer has a discretionary right of early termination with respect to the agreement. Unless this customer exercises this right, we expect to earn revenue under the agreement for at least the next two years. We intend to pursue further business with this customer and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to customers through a variety of pricing plans, including license fees and license fees per document from issuers of valuable documents other than banknotes and from magazine advertisers and publishers, commercial printers, and other producers of print and digital media. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

        Product and subscription.    Product and subscription revenue was $1.8 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. The $0.5 million or 38% increase was primarily related to an increase in licensing fees of $0.3 million and in recognized subscription revenue of $0.2 million.

        Service.    Service revenue was $13.0 million and $10.5 million for the years ended December 31, 2001 and 2000, respectively. The $2.5 million or 24% increase was primarily the result of the addition of the personal identification systems business, which resulted in an increase of $1.7 million in service revenue, and an increase in contract-based service revenues of $0.8 million.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $0.2 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $7.0 million and $6.5 million for the years ended December 31, 2001 and 2000, respectively. The $0.5 million or 7% increase was primarily the result of adding the personal identification systems business in December 2001. Field operations employees totaled 72 and zero at December 31, 2001 and 2000, respectively. All of the field operations employees at December 31, 2001 were the result of hiring personnel formerly employed by LGP.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $11.3 million and $10.9 million for the years ended December 31, 2001 and 2000, respectively. The $0.4 million or 4% increase resulted from increased salaries and other employee related costs of approximately $0.7 million, increased administrative costs of approximately $0.4 million related to sales and marketing activities, and an increase of approximately $0.2 million in sales and marketing costs due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. These increases were offset by a decrease of approximately $0.6 million related to decreased promotional costs and approximately $0.2 million related to decreased use of outside consulting services. Sales and marketing employees totaled 101 and 69 as of December 31, 2001 and 2000, respectively. Of the total employees in sales and marketing at December 31, 2001, 42 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $6.8 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively. The $2.5 million or 58% increase resulted from increased salaries and other employee related costs of $0.8 million, increased costs related to outside consultants of approximately $0.3 million, increased administrative costs of $0.8 million associated with research, development and engineering activities, and $0.5 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts. Research, development and engineering personnel totaled 123 and 77 as of December 31, 2001 and 2000, respectively. Of the total employees in research, development and engineering at December 31, 2001, 58 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees and depreciation and amortization expense. General and administrative expenses were $13.8 million and $11.8 million for the years ended December 31, 2001 and 2000, respectively. The $2.0 million or 17% increase resulted from increased costs of $0.7 million related to salaries and other employee related costs, including travel expenses, increased professional fees of approximately $0.4 million, and increased administrative costs of $0.8 million, including bad debt expense. General and administrative employees totaled 42 and 26 as of December 31, 2001 and 2000, respectively. Of the total employees in general and administrative at December 31, 2001, 14 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in general and administrative costs for the foreseeable future.

        Restructuring charges.    Restructuring charges include employee severance costs associated with the October 2001 reduction of 34 personnel and abandoned space. Restructuring charges were $0.6 million and zero for the years ended December 31, 2001 and 2000, respectively. Excess leased facility cost related to non-cancelable leases included in restructuring charges extend over the next 18 months. As of December 31, 2001, approximately $0.4 million of cash had been paid related to restructuring charges.

        Stock-based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $2.0 million and $2.2 million was recorded for the years ended December 31, 2001 and 2000, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At December 31, 2001, $3.3 million of stock-based compensation remains deferred and we expect approximately $1.9 million for 2002 and $1.4 million for 2003 to be recognized as expense.

        Other income (expense), net.    Other income (expense), net consists primarily of interest received and paid. Other income (expense) was $5.6 million and $5.9 million for the years ended December 31, 2001 and 2000, respectively. The $0.3 million or 5% decrease came as a result of lower interest rates during the majority of fiscal 2001.

        Provision for income taxes.    We have recognized operating losses since inception and as such have not incurred income tax expense. As of December 31, 2001, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $55.1 million and research and experimentation credits of approximately $1.3 million, which expire through 2021 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sale of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $10.0 million of net operating loss carryforwards are subject to the utilization limitation.

Years Ended December 31, 2000 and 1999

Revenue

        Total revenue was $11.9 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively. The $5.0 million or 71% increase was primarily the result of increased service revenue that we earned through our relationship with a consortium of leading central banks and increased product and subscription revenue from our Media Commerce business. One customer (the consortium of banks) accounted for approximately 76% and 89% of our total revenue for the years ended December 31, 2000 and 1999, respectively.

        Product and subscription.    Product and subscription revenue was $1.3 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively. The $1.1 million or 554% increase was the direct result of increased licensing and royalty fees from our Media Commerce business.

        Service.    Service revenue was $10.5 million and $6.7 million for the years ended December 31, 2000 and 1999, respectively. The increase of $3.8 million or 57% was primarily the result of an increase in the level of service provided to our anti-counterfeiting system customer (the consortium of banks) along with increased consulting revenues from our Media Commerce business.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, cost of outsourced customer support, Internet service provider connectivity charges and image search data fees to support our services. Cost of product and subscription revenue was $0.1 million for the years ended December 31, 2000 and 1999.

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

        Other income (expense), net.    Other income (expense), net consists primarily of interest income, interest expense, and other non-operating expenses. Other income (expense), net increased to income of $5.9 million in 2000 from income of $0.4 million in 1999, an increase of $5.5 million or 1,393%. The Company had increased interest income of $5.6 million from significantly higher cash, cash equivalents, and short-term investments balances, partially offset by a $0.1 million increase in other non-operating expenses incurred by the Company.

Liquidity and Capital Resources

        As of December 31, 2001, we had cash, cash equivalents and short-term investments of $61.6 million, representing a decrease of $74.3 million from $135.9 million at December 31, 2000. Working capital at December 31, 2001 was $79.2 million, compared to working capital of $135.2 million at December 31, 2000. The decrease in working capital is attributable primarily to cash used to purchase the assets of, and the assumption of certain liabilities of LGP and related expenses in connection with the acquisition of LGP in the aggregate amount of $61.4 million and cash used in our operations.

        Net cash used in operating activities was $13.5 million in the year ended December 31, 2001. Net cash used in operating activities in the year ended December 31, 2001 was primarily attributed to the net loss for the year (less non-cash expenses) partially offset by increases in accounts payable. Net cash used in operating activities was $12.1 million for the year ended December 31, 2000 and was primarily attributed to the net loss for the year (less non-cash expenses), an increase in prepaid assets, and a decrease in deferred revenue partially offset by increases in accounts payable and other accruals. Net cash used in operating activities was $1.1 million for the year ended December 31, 1999 and was primarily attributed to the net loss for the year (less non-cash expenses), an increase in accounts receivable, and an increase in prepaids and other assets, partially offset by increases in accounts payable and deferred revenue.

        Net cash used in investing activities was $36.0 million in the year ended December 31, 2001. Net cash used in investing activities in the year ended December 31, 2001 was primarily attributed to payments made in the acquisition of LGP, purchases of short-term investments, and purchase of capital equipment offset by sales and maturities of short-term investments. Net cash used in investing activities was $67.4 million for the year ended December 31, 2000 and was primarily attributed to purchases of short-term investments and property and equipment. Net cash used in investing activities was $0.8 million for the year ended December 31, 1999 and was primarily attributed to purchases of property, plant and equipment.

        Net cash provided by financing activities was $1.8 million in the year ended December 31, 2001. Net cash provided by financing activities in the year ended December 31, 2001 was primarily attributed to net proceeds from the issuance of common stock related to employee stock purchases. Net cash provided by financing activities was $61.2 million for the year ended December 31, 2000 and was primarily attributed to net proceeds from the issuance of common stock partially offset by the repayment of short-term borrowings and principal payments under capital leases. Net cash provided by financing activities was $90.5 million for the year ended December 31, 1999 and was primarily attributed to net proceeds from the issuance of common and preferred stock, partially offset by the repayment of short-term borrowings and principal payments under capital leases.

        On October 20, 2000, we completed the sale of 1,089,983 shares of our common stock to Macrovision Corporation for proceeds of approximately $21.8 million. Additionally on October 20, 2000, we completed the sale of 1,933,879 shares of our common stock to Koninklijke Philips Electronics N.V. for proceeds of approximately $38.7 million.

        We have computers and office equipment financed under long-term capital leases that expire over the next 32 months. As of December 31, 2001, we had an outstanding balance of $0.6 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $5.7 million as of December 31, 2001, and are payable in monthly installments through 2006.

        On June 22, 1999, we entered into a five-year operating lease agreement for office space. The lease required a letter of credit in lieu of a cash security deposit in the amount of $0.4 million. The letter of credit dated August 1999 was secured by a certificate of deposit in the amount of $0.4 million. The letter of credit is to be released over two years in increments if we meet certain milestones. At December 31, 2001, the remaining letter of credit balance and certificate of deposit balance was $0.2 million.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

        We adopted the provisions of SFAS No. 141 effective July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill that was acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized through December 31, 2001.

        Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill and certain intangible assets as of the date of adoption. The transitional impairment test for these intangible assets will be completed by March 31, 2002. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill and these certain intangibles, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the requirements and impact of this Standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the requirements of this Standard, but the impact of its adoption, if any, is not expected to have a material impact on our results of operations and financial position.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2001, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents and short-term investments, of $61.0 million. The original maturities of our investment portfolio range from 7 to 350 days with an average interest rate of 2.65%. We had capital lease obligations totaling $0.6 million at December 31, 2001. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Related Notes of Digimarc Corporation and its subsidiaries as of December 31, 2001 and 2000 and for the three year period ended December 31, 2001 and the independent accountants report thereon are set forth on pages F-1 to F-22 of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Part III is omitted from this Annual Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated by reference into Part III of this Annual Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS COMPENSATION OF THE REGISTRANT

        The information concerning Digimarc's directors required by this item is incorporated herein by reference to the information under the caption "Director Compensation" to be contained in the Proxy Statement.

        The information concerning Digimarc's executive officers required by this item is incorporated herein by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement.

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

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)    CONSOLIDATED FINANCIAL STATEMENTS

        The Consolidated Financial Statements, together with the report thereon of KPMG LLP are set forth on pages F-1 to F-22 attached hereto and are incorporated herein by reference.

Digimarc Corporation:
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

        (a)(2)    Financial Statement Schedules

        All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

        (a)(3)    Exhibits

Exhibit Number	Document
2.1	Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Commission on January 3, 2002)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)
3.3	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant's preferred stock (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.2	Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
10.3	Registrant's Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.4	Registrant's 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
10.5	Office Lease Agreement, dated as of April 16, 1998, between the Registrant and Property Reserve, Inc. (incorporated by reference to Exhibit 10.5 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.6	Sublease, dated as of April 23, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by reference to Exhibit 10.6 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.7	Sublease, dated as of April 27, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by reference to Exhibit 10.7 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.8	Lease Agreement, dated as of June 25, 1999, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.8 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.9†	Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.10	First Amendment to Lease Agreement, dated as of February 17, 2000, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.10 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 and withdrawn on July 31, 2000)
10.11	CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 and withdrawn on July 31, 2000)
10.12	Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)

10.13	Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2001)
10.14	Registrant's 2000 Non-Officer Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Exhibits to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Certified Public Accountants
24.1	Powers of Attorney (see signature page to this form)

†
Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(c)
Reports on Form 8-K

      On October 9, 2001, Digimarc filed a report on Form 8-K, attaching its press release dated October 8, 2001 regarding its preliminary financial results for the period ended September 30, 2001.

      On October 17, 2001, Digimarc filed a report on Form 8-K, attaching its press release dated October 17, 2001 regarding its financial results for the period ended September 30, 2001, including condensed statements of operations and condensed balance sheets for the periods ended September 30, 2001 and September 30, 2000.

      On December 7, 2001, Digimarc filed a report on Form 8-K, attaching its press release dated December 3, 2001 regarding the announcement of Digimarc Corporation as the winning bidder for Polaroid Corporation's identification systems business in an auction conducted by Polaroid Corporation and other related debtor parties on November 29 and 30, 2001, pursuant to sale procedures approved by the United States Bankruptcy Court for the District of Delaware.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2002.

Digimarc Corporation
By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE DAVIS (Bruce Davis)	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002
/s/ PAUL GIFFORD (Paul Gifford)	President and Chief Operating Officer	April 1, 2002
/s/ ROBERT CHAMNESS (Robert Chamness)	General Counsel and Secretary	April 1, 2002
/s/ E.K. RANJIT (E.K. Ranjit)	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ GEOFFREY RHOADS (Geoffrey Rhoads)	Chief Technology Officer, and Director	April 1, 2002
/s/ PHILIP MONEGO, SR. (Philip Monego, Sr.)	Chairman of the Board of Directors	April 1, 2002

/s/ BRIAN J. GROSSI (Brian J. Grossi)	Director	April 1, 2002
/s/ JOHN TAYSOM (John Taysom)	Director	April 1, 2002
/s/ PETER SMITH (Peter Smith)	Director	April 1, 2002
/s/ WILLIAM A. KREPICK (William A. Krepick)	Director	April 1, 2002
/s/ ALTY VAN LUIJT (Alty van Luijt)	Director	April 1, 2002

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Digimarc Corporation:

        We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
February 11, 2002

DIGIMARC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$24,724	$72,454
Short-term investments	36,881	63,418
Trade accounts receivable, net	9,838	1,609
Unbilled trade receivables	5,662	—
Inventory, net	5,678	—
Prepaid expenses and other current assets	2,280	1,444

Total current assets	85,063	138,925
Property and equipment, net	14,707	3,522
Intangibles, net	29,438	—
Other assets, net	159	32

Total assets	$129,367	$142,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,404	$1,936
Accrued payroll and related costs	1,165	805
Other short term liabilities	800	191
Deferred revenue	491	790

Total current liabilities	5,860	3,722
Capital lease obligations, less current portion	33	30

Total liabilities	5,893	3,752
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at December 31, 2001 and 2000; no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2001 and 2000; issued and outstanding 17,020,818 and 16,295,435 shares at December 31, 2001 and 2000, respectively	17	16
Additional paid-in capital	173,443	172,276
Deferred stock compensation	(3,294)	(5,989)
Warrant	675	633
Accumulated deficit	(47,367)	(28,209)

Total stockholders' equity	123,474	138,727

Total liabilities and stockholders' equity	$129,367	$142,479

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2001	2000	1999
Revenue:
Product and subscription	$1,830	$1,322	$202
Service	13,048	10,528	6,727

Total revenue	14,878	11,850	6,929
Cost of revenue:
Product and subscription	183	94	97
Service	7,014	6,543	3,529

Total cost of revenue	7,197	6,637	3,626

Gross margin	7,681	5,213	3,303
Operating expenses:
Sales and marketing	11,290	10,878	2,049
Research, development and engineering	6,778	4,280	1,058
General and administrative	13,768	11,766	2,978
Restructuring charges	574	—	—

Total operating expenses	32,410	26,924	6,085

Operating loss	(24,729)	(21,711)	(2,782)
Other income (expense):
Interest income	5,615	6,117	492
Interest expense	(20)	(109)	(94)
Other	(24)	(142)	(5)

Loss before provision for income taxes	(19,158)	(15,845)	(2,389)
Provision for income taxes	—	—	—

Net loss	$(19,158)	$(15,845)	$(2,389)

Net loss per share—basic and diluted	$(1.15)	$(1.17)	$(0.78)

Weighted average shares—basic and diluted	16,704,149	13,566,571	3,052,671

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Convertible preferred stock		Preferred stock
					Common stock
							Additional paid-in capital	Deferred stock compensation		Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount			Warrant
BALANCE AT DECEMBER 31, 1998	162,500	$—	—	$—	2,313,623	$2	$878	$—	$—	$(9,975)	$(9,095)
Issuance of common stock through conversion of redeemable preferred stock	—	—	—	—	5,259,775	6	17,261	—	—	—	17,267
Issuance of common stock through initial public offering, net	—	—	—	—	4,600,000	5	83,796	—	—	—	83,801
Issuance of common stock through conversion of convertible preferred stock	(162,500)	—	—	—	325,000	—	—	—	—	—	—
Warrant issued	—	—	—	—	—	—	—	—	633	—	633
Exercise of stock options	—	—	—	—	116,747	—	51	—	—	—	51
Deferred compensation related to stock options	—	—	—	—	—	—	8,689	(8,689)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	527	—	—	527
Net loss	—	—	—	—	—	—	—	—	—	(2,389)	(2,389)

BALANCE AT DECEMBER 31, 1999	—	—	—	—	12,615,145	13	110,675	(8,162)	633	(12,364)	90,795
Issuance of common stock through private placement, net	—	—	—	—	3,023,862	3	60,233	—	—	—	60,236
Exercise of stock options	—	—	—	—	595,721	—	429	—	—	—	429
Purchase of employee stock purchase plan shares	—	—	—	—	60,707	—	939	—	—	—	939
Stock-based compensation expense	—	—	—	—	—	—	—	2,173	—	—	2,173
Net loss	—	—	—	—	—	—	—	—	—	(15,845)	(15,845)

BALANCE AT DECEMBER 31, 2000	—	—	—	—	16,295,435	16	172,276	(5,989)	633	(28,209)	138,727
Purchase of employee stock purchase plan shares	—	—	—	—	65,302	—	918	—	—	—	918
Exercise of stock options	—	—	—	—	660,081	1	969	—	—	—	970
Options issued to non-employees	—	—	—	—	—	—	—	—	42	—	42
Stock-based compensation expense	—	—	—	—	—	—	(720)	2,695	—	—	1,975
Net loss	—	—	—	—		—	—			(19,158)	(19,158)

BALANCE AT DECEMBER 31, 2001	—	$—	—	$—	17,020,818	$17	$173,443	$(3,294)	$675	$(47,367)	$123,474

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(19,158)	$(15,845)	$(2,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,548	1,478	303
Amortization of discount on note payable	—	—	13
Stock-based compensation expense	1,975	2,173	527
Other non-cash expenses	42	—	632
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable	(370)	616	(1,927)
Inventory	362	—	—
Prepaid expenses and other current assets	(397)	(610)	(710)
Accounts payable	1,270	298	1,410
Accrued payroll and related costs	360	301	114
Other short term liabilities	121	24	—
Deferred revenue	(299)	(528)	973

Net cash used in operating activities	(13,546)	(12,093)	(1,054)
Cash flows from investing activities:
Purchase of property and equipment	(979)	(3,998)	(762)
Purchases of technology	(145)	(20)	(10)
Purchase of tradename	—	—	(10)
Sale of tradename	—	—	10
Sales and maturities of short-term investments	86,579	—	—
Purchase of short-term investments	(60,042)	(63,418)	—
Payments related to business acquisition	(61,366)	—	—

Net cash used in investing activities	(35,953)	(67,436)	(772)
Cash flows from financing activities:
Repayment of short-term borrowings	—	(311)	(250)
Net proceeds from issuance of preferred stock	—	—	7,081
Net proceeds from issuance of common stock	1,888	61,604	83,852
Principal payments under capital lease obligations	(119)	(140)	(164)

Net cash provided by financing activities	1,769	61,153	90,519

Net increase (decrease) in cash and cash equivalents	(47,730)	(18,376)	88,693
Cash and cash equivalents at beginning of period	72,454	90,830	2,137

Cash and cash equivalents at end of period	$24,724	$72,454	$90,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$187	$95
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$29	$—	$127

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)  Description of Business and Summary of Significant Accounting Policies

Description of Business

        Digimarc Corporation ("Digimarc" or the "Company") is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages and valuable documents like identification cards, financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of embedded codes. Digimarc is also a leading provider of identification card systems to government agencies, which include driver's licenses, voter identification cards and other similar programs.

        On December 21, 2001, the Company consummated, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of its wholly-owned subsidiaries, the purchase of certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation (collectively known as Large Government Program Identification Business (a division of Polaroid Corporation), or "LGP"). As part of the transaction, we also assumed certain liabilities of LGP. The acquisition was accounted for using the purchase method of accounting. Digimarc's consolidated financial statements include the results of operations from the date of acquisition on December 21, 2001 through December 31, 2001.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Digimarc evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, inventory valuation, and accruals for loss contracts and contingencies. Digimarc believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  Revenue recognition: Digimarc recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs, and using a price-per-card method. Digimarc follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. Digimarc reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Digimarc estimates of revenue and expenses on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

  •
  Bad debt: Digimarc maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Digimarc's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  Inventory: Digimarc writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Reclassifications

        Certain prior year amounts in the accompanying consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

Principles of Consolidation

        The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $24,088 and $72,084 at December 31, 2001 and 2000, respectively. Cash equivalents are carried at amortized cost, which approximates market.

Investments

        The Company considers all investments with original maturities over 90 days but less than one year to be short-term investments. Short-term investments include federal agency notes, company notes, and commercial paper totaling $36,881 and $63,418 at December 31, 2001 and 2000, respectively. The Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and investments and trade receivables. The Company places its cash and cash equivalents with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash and investments is minimal. At December 31, 2001, the Company had no customers with greater than 10% of trade accounts receivable. The Company had accounts receivable from one customer representing approximately 63% of trade accounts receivable at December 31, 2000.

Accounts Receivable

        Trade accounts receivable are shown net of allowance for doubtful accounts. The amount of the allowance and the charges were as follows:

	December 31,
	2001	2000	1999
Balance—beginning of period	$—	$3	$2
Provision (recovery)	892	2	5
Charge offs	(14)	(5)	(4)

Balance—end of period	$878	$—	$3

Inventories

        Inventories are valued on a first-in, first-out (FIFO) basis at the lower of cost or market value (net realizable value).

Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital lease obligations are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance are charged to expense when incurred.

        Depreciation on property and equipment is calculated by the straight-line method over the estimated useful lives of the assets, generally two to five years. Property and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful life. Amortization of property and equipment under capital lease is included in depreciation expense. Assets specifically used to provide services under long-term contracts are depreciated over the shorter of the contract term or estimated useful life.

Pre-contract Costs

        Costs related to pre-contract activity are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities.

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

Intangible Assets

        Intangible assets relate to the value of customer relationships acquired when the Company purchased the assets of LGP and other technology and intellectual property rights purchased during the year for $145. Customer relationships are being amortized over an estimated useful life of 12 years and the other technology and intellectual property rights are being amortized over an estimated useful life of 5 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Contingencies and Factors that Could Affect Future Results

        A portion of the Company's revenue each year is generated from licensing of technology. In the competitive environment in which the Company operates, such product generation, development and marketing processes are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to the Company's technology could have a long-term impact on the Company's growth and results of operations.

Revenue Recognition

        The Company generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment.

        Software revenue is recognized when earned in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, as amended by SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.

        Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria, in accordance with SOP 97-2: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and, collectibility is probable.

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

        The Company recognizes revenue on identification card production contracts on a per-card fee basis. Revenue earned in excess of billings is classified as unbilled trade receivables in the balance sheets. Billing for long-term contracts generally occurs within one to three months following card production. Revenue for consumables and equipment sales is recognized when the products have been shipped and ownership has been transferred. At the time of revenue recognition, the sales price to the customer has been fixed or is determinable, and collectibility of the sales price is reasonably assured.

        Revenue for subscriptions is paid in advance and is recognized ratably over the term of the subscription. Revenue for contracted professional services is recognized as the services are performed. The Company recognizes revenue on service contracts on a method that approximates the percentage of completion basis using budgeted amounts established with the customer at the inception of the contract. Progress towards completion is measured using allowable costs incurred as compared to the budgeted amounts contained in the basic contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. The contract is considered complete upon completion of the deliverables specified in the contract. Deferred revenue consists of payments received in advance for consulting services and subscriptions to the Company's Internet service for service and support not yet performed.

Research and Development

        Research and development costs are expensed as incurred. The Company accounts for amounts received under its funded research and development arrangements in accordance with the provisions of SFAS No. 68, Research and Development Arrangements. Under the terms of the arrangements, the Company is not obligated to repay any of the amounts provided by the funding parties. As a result, the Company recognizes revenue as the services are performed.

        Revenues recognized under vendor and end-user funding arrangements totaled $250, $50, and $6 for the years ended December 31, 2001, 2000, and 1999, respectively. Direct costs allocated to the arrangement were $250, $43, and $3 for the years ended December 31, 2001, 2000 and 1999, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Total advertising expenses were $82, $1,464 and $86 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Net Loss Per Share

        Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, which provides that basic and diluted net loss per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

        Common stock equivalents related to stock options and warrants of 1,283,342, 2,604,382, and 1,615,944 are antidilutive in a net loss year and, therefore, are not included in 2001, 2000 and 1999 diluted net loss per share, respectively.

(2)  Acquisitions

Large Government Program Identification Business (a division of Polaroid Corporation)

        On December 21, 2001, the Company consummated, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of its wholly-owned subsidiaries, the purchase of certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation (collectively known as Large Government Program Identification Business (a division of Polaroid Corporation), or "LGP"). As part of the transaction, certain liabilities of LGP were assumed.

        The acquisition of LGP assets was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price consisted of $56,500 in cash paid to Polaroid Corporation at the auction, $1,650 provided to Polaroid Corporation for interim business funding, $198 in assumed cure amounts, $581 in assumed capital leases, and $2,437 in professional fees. Cure amounts represent prepetition claims on LGP by third parties. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

        The purchase price was allocated to the following assets and liabilities:

Assets acquired:
Trade accounts receivable, net	$13,521
Inventory, net	6,040
Other current assets	439
Long-lived assets	42,145
Liabilities assumed:
Cure costs	(198)
Capital lease obligations	(581)

$61,366

        Among the assets acquired were all personal property, equipment, trade fixtures, supplies and other tangible property, customer contracts and intellectual property owned by or licensed to Polaroid Corporation, Polaroid ID Systems, Inc. and certain affiliates of Polaroid Corporation and used primarily in the businesses that was acquired. The Company also acquired all of the inventories used in connection with the businesses, including all raw materials, components, work in process and unfinished and finished goods inventories. The excess of fair value of the net assets acquired over the purchase price has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to long-lived assets. These assets were used in connection with LGP and the Company intends to continue to use these assets for such purposes.

Pro Forma Financial Information

        The following unaudited pro forma financial information combines the results of operations of the Company and LGP assuming the acquisition was consummated at the beginning of the periods presented. The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection and do not reflect any synergies that might be achieved from combined operations.

	(unaudited) Years Ended December 31,
	2001	2000
Revenue	$85,566	$82,405
Net loss	(15,309)	(11,137)
Net loss per share—basic and diluted	$(0.92)	$(0.82)

(3)  Property and Equipment

	December 31,
	2001	2000
Office furniture and equipment	$8,165	$4,853
Production equipment	10,234	—
Leasehold improvements	687	591

	19,086	5,444
Less accumulated depreciation and amortization	(4,379)	(1,922)

	$14,707	$3,522

(4)  Leases

        The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 32 months. The cost of these assets was $910 and $584 at December 31, 2001 and 2000, respectively, and accumulated amortization was $560 and $463, at December 31, 2001 and 2000, respectively.

        Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2002	606	2,048
2003	32	1,941
2004	11	1,584
2005	—	161
2006	—	4

Total minimum lease payments	649	$5,738

Less amount representing interest	40

	609
Less current portion of capital lease	576

	$33

        On June 22, 1999, the Company entered into a five-year operating lease agreement for office space. The lease required a letter of credit in lieu of a cash security deposit in the amount of $350. The letter of credit dated August 1999 was secured by a certificate of deposit in the amount of $350. The letter of credit is to be released over two years in increments upon the Company's meeting certain milestones. At December 31, 2001, the remaining letter of credit balance and certificate of deposit balance is $175.

        Rent expense on the operating leases for the years ended December 31, 2001, 2000 and 1999 totaled $1,169, $804, and $141, respectively.

(5)  Defined Contribution Pension Plan

        The Company sponsors an employee savings plan (the Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees' hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ending December 31, 2001, 2000 and 1999 the Company made no discretionary matching contributions.

(6)  Stockholders' Equity

Preferred Stock

        In December 1999, all outstanding preferred stock of the Company was converted to common stock upon the closing of the Company's initial public offering. The authorized preferred stock of the Company following its re-incorporation and the initial public offering consists of 5,000,000 shares of undesignated preferred stock.

Common Stock

        In December 1999, the Company completed its initial public offering of common stock of 4,600,000 shares of its common stock which included the exercise of the underwriters over-allotment option resulting in net proceeds of $83,801, after deducting underwriting discounts, commissions and offering expenses.

Deferred Stock Compensation

        Deferred stock compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $1,975, $2,173, and $527 was recorded for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, $3,294 of stock-based compensation remains deferred and we expect approximately $1,884 and $1,410 to be amortized to expense in 2002 and 2003, respectively.

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

        In October 1999, the 1999 Stock Incentive Plan (the 1999 Plan) was approved by our Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company's initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. During 2001 and 2000, the Company reserved an additional 1,476,400 and 1,500,000 shares, respectively of its common stock for issuance under the 1999 Plan bringing the total to 7,276,400 shares. The exercise price and term of options granted under the 1999 Plan are determined by our Board of Directors or by a committee they designate.

        As part of the 1999 Plan, the Company adopted the Non-Employee Director Option Plan (the Director Plan). Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company's Board of Directors. In 2001, the Director Plan was amended to allow these options to vest in three annual increments on the anniversary date of the grant date and an annual option grant of 10,000 shares to be given to each non-employee director on the date of the Company's annual stockholders' meeting if certain conditions are met. These options will vest on the first anniversary of the grant date. The exercise price of the options under this plan is fair market value on the date of grant.

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

        SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

	2001	2000	1999
Risk-free interest rate	5.00%	6.00%	6.25%
Expected dividend yield	—	—	—
Expected life (in years)	4	4	4
Expected volatility	100%	100%	100%

        Using the Black-Scholes methodology, the total value of options granted during 2001, 2000, and 1999 was $34,496, $49,201, and $9,015, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2001, 2000, and 1999 was $12.37, $22.28, and $7.91 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's loss per share would approximate the pro forma disclosures below:

	Years Ended December 31,
	2001	2000	1999
Pro forma net loss	$(36,259)	$(38,398)	$(5,700)
Pro forma net loss per share	$(2.17)	$(2.83)	$(1.87)

        The estimated fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2001: no expected dividends; expected volatility of 100%; risk-free interest rate of 6.00%; and expected life of approximately six months. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2001 was $4.63.

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

        Transactions involving the stock incentive plans are summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding, December 31, 1998	1,304,800	$0.42
Granted	1,516,750	3.67
Exercised	(116,747)	0.44
Canceled	(47,992)	0.50

Options outstanding, December 31, 1999	2,656,811	2.28
Granted	2,954,750	30.96
Exercised	(595,721)	0.72
Canceled	(217,941)	43.34

Options outstanding, December 31, 2000	4,797,899	18.37
Granted	2,789,662	15.13
Exercised	(660,081)	1.47
Canceled	(1,130,406)	32.26

Options outstanding, December 31, 2001	5,797,074	$16.02

	Outstanding			Exercisable
	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.15-$2.50	1,222,063	7.03	1.72	652,681	1.46
11.05-14.02	1,333,282	9.52	13.11	183,114	13.54
14.13-15.92	964,208	8.94	14.26	250,413	14.26
16.00-24.34	1,483,718	9.59	18.07	115,768	20.34
25.63-31.00	340,411	8.46	27.75	169,672	27.55
35.13-53.94	453,392	8.13	51.43	248,022	50.47

$0.15-$53.94	5,797,074	8.80	$18.37	1,619,670	$10.60

        At December 31, 2001, 69,689 shares were available for grant.

Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan (the Purchase Plan), the Company has authorized the issuance of 835,930 shares of common stock, 709,921 of which are available for purchase at December 31, 2001. The Purchase Plan allows eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

Warrant

        In October 1999, the Company entered into a two-year agreement with Hearst Communications, Inc. (Hearst) in which the Company and Hearst would jointly promote Internet-enabled advertising. In connection with the Hearst agreement, the Company issued a warrant to purchase 150,000 shares of common stock to Hearst at $20 per share. Of the 150,000 shares, 62,500 vested upon the Company's initial public offering, another 62,500 shares were to vest based on the achievement of certain milestones within the first year of the agreement, and the final 25,000 were to vest upon reaching the one-year anniversary of the commercial availability date for Digimarc MediaBridge. The warrant is exercisable for three years after each vesting date.

        The Company recorded $633 of sales and marketing expense during 1999 that related to the vested portion of the warrant. During 2000 and 2001, the specified milestones for vesting were not met and the agreement with Hearst was terminated prior to the one-year anniversary of the commercial availability date for Digimarc MediaBridge. Therefore, no additional warrant expense was recorded as no additional vesting occurred. As of December 31, 2001, no portion of the warrant had been exercised.

        In 2001, the Company issued 5,000 options to non-employees and recorded expense related to those options of $42 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends; expected volatility of 100%; risk-free interest rate of 4.40%; and contractual life ranging from 0.5 to 3.0 years.

(7)  Income Taxes

        Domestic and foreign pre-tax income (loss) is as follows:

	2001	2000	1999
Domestic	$(19,302)	$(15,845)	$(2,389)
Foreign	144	—	—

Total	$(19,158)	$(15,845)	$(2,389)

        Due to the Company's losses before the provision for income taxes for the years ended December 31, 2001, 2000 and 1999, there has been no provision for federal, foreign, and state taxes. The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2001	2000	1999
Federal statutory rate	(34)%	(34)%	(34)%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	(6)%	(7)%	(5)%
Change in valuation allowance	43%	41%	43%
Research and experimentation credits	(3)%	—	—
Other, net	—	—	(4)%

Effective tax rate	—%	—%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$21,142	$12,428
Tax depreciation and amortization	380	328
Research and experimentation credits	1,167	113
Accrued expenses	678	113
Deferred revenue	19	248
Deferred compensation	1,579	1,100

Total gross deferred tax assets	24,965	14,330
Less valuation allowance	(24,965)	(14,309)

Net deferred tax assets	—	21
Deferred tax liabilities:
Unamortized discount on notes payable	—	21

Total deferred tax liabilities	—	21

Net deferred tax liability (asset)	$—	$—

        The net change in the total valuation allowance for the year ended December 31, 2001, 2000 and 1999 was an increase of $10,656, $9,586, and $1,024, respectively. Included in the valuation allowance at December 31, 2001 is $6,518 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $55.1 million to offset against future income for federal and state tax purposes, and research and experimentation credits of $1.3 million. These carryforwards expire through 2021.

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

        A change of more than 50% in ownership occurred twice during 1999. The change occurred with the sale of Series D preferred stock in June 1999 and again with the Company's initial public offering in December 1999. As such, the utilization of the net operating loss carryforwards generated from periods prior to June and December of 1999 is limited. The amount of the net operating loss carryforward subject to the utilization limitation is approximately $9,037.

(8)  Segment Information

Geographic Information

        The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue is generated in this segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries. The Company's management evaluates resource allocation decisions and the performance of the Company based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis.

        Information regarding geographic areas for the years ended December 31 is as follows:

Revenue:	2001	2000	1999
United States	$12,406	$10,528	$6,578
International	2,472	1,322	351

	$14,878	$11,850	$6,929

        Revenue is attributed to countries based on the location of the identifiable customers.

Long-lived tangible assets:	2001	2000	1999
United States	$14,534	$3,522	$961
International	173	—	—

	$14,707	$3,522	$961

Major Customers

        Revenue from the Company's major customers was as follows:

	Years Ended December 31,
	2001	2000	1999
Customer A	8,326	9,053	6,136
Customer B	1,877	*	*

*
less than 10%

        Accounts receivable from one customer represented approximately 63% of trade accounts receivable at December 31, 2000. No customer accounted for more than 10% of trade accounts receivable at December 31, 2001.

(9)  Commitments and Contingencies

        At December 31, 2001, the Company had an unused line of credit of $5,000. This line is secured by $5,000 in investments at the bank providing the line.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        In November 2001, Verance Corporation filed counterclaims against Digimarc alleging patent infringement, fraud, and monopolistic activities. The Company intends to vigorously defend against these allegations. Although no assurance can be given that this matter will be resolved favorably, the

Company believes that the resolution of these allegations will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        DIDS in its normal course of business from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Management does not believe that there will be any material effect to the results of operations for costs related to these contingencies.

        Digimarc is subject to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

(10) Restructuring

        The Company recorded restructuring charges that include employee severance costs associated with the October 2001 reduction of 34 personnel and abandoned space. Restructuring charges were $574 for the year ended December 31, 2001. Excess leased facility cost related to non-cancelable leases included in restructuring charges extend over the next 18 months. As of December 31, 2001, approximately $440 of cash had been paid related to restructuring charges.

(11) Related Party Transactions

        In 2000, the Company entered into a royalty arrangement with a holder of common stock. The Company recognized $1,000 in revenue in each of the years ended December 31, 2001 and 2000 in connection with this arrangement. At December 31, 2001 and 2000, there were no net accounts receivable or deferred revenue related to this customer. The arrangement was negotiated at arms-length in a manner consistent with arrangements with other customers of the Company.

        In 2001 and 2000, the Company entered into services and licensing arrangements with a holder of common stock. The Company recognized $1,877 and $667 in revenue for the years ended December 31, 2001 and 2000, respectively, in connection with these arrangements. At December 31, 2001 and 2000, net accounts receivable from this customer was $150 and $101, respectively. At December 31, 2001 and 2000, deferred revenue from this customer was $150 and zero, respectively. The arrangement was negotiated at arms-length in a manner consistent with arrangements with other customers of the Company.

(12) Quarterly Financial Information—Unaudited

        A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31
2001
Total revenue	$3,735	$4,207	$3,067	$3,869
Cost of revenue	1,594	2,097	1,573	1,933
Operating loss	(5,898)	(5,261)	(5,838)	(7,732)
Net loss	(3,875)	(3,726)	(4,611)	(6,946	)(1)
Net loss per share, diluted and basic	$(0.24)	$(0.22)	$(0.27)	$(0.41)
2000
Total revenue	$2,570	$2,704	$3,140	$3,436
Cost of revenue	1,511	1,821	1,748	1,557
Operating loss	(3,675)	(7,495)	(5,530)	(5,011)
Net loss	(2,464)	(6,185)	(4,256)	(2,940)
Net loss per share, diluted and basic	$(0.19)	$(0.48)	$(0.33)	$(0.19)

        The four quarters for net loss per share may not add for the year because of the effect of weighting the shares during the year.

  (1)
  The Company recorded restructuring charges of $574 and additional provision for doubtful accounts of $698 during the fourth quarter of 2001.

QuickLinks

Table of Contents
PART I
  ITEM 1: BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS COMPENSATION OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
DIGIMARC CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except share and per share data)
DIGIMARC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)