Form 10-Q
period 2002-03-31
DIGIMARC CORP
filed 2002-05-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

17,269,811 shares of Common Stock, $0.001 par value, as of April 30, 2002.

DIGIMARC CORPORATION
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2002	December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	41,551	24,724
Short-term investments	15,935	36,881
Trade accounts receivable, net	13,943	9,838
Unbilled trade receivables	6,046	5,662
Inventory, net	6,170	5,678
Other current assets	2,174	2,280

Total current assets	85,819	85,063
Property and equipment, net	18,412	14,707
Intangibles	28,800	29,438
Other assets, net	448	159

Total assets	133,479	129,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	9,896	3,404
Accrued payroll and related costs	1,874	1,165
Deferred revenue	903	491
Other current liabilities	426	800

Total current liabilities	13,099	5,860
Other long-term liabilities	14	33

Total liabilities	13,113	5,893
Stockholders' equity:
Common stock	17	17
Additional paid-in capital	174,017	173,443
Deferred stock compensation	(2,823)	(3,294)
Warrant	675	675
Accumulated deficit	(51,520)	(47,367)

Total stockholders' equity	120,366	123,474

Total liabilities and stockholders' equity	133,479	129,367

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Revenue:
Product and subscription	3,123	760
Service	15,333	2,975

Total revenue	18,456	3,735
Cost of revenue:
Product and subscription	1,118	37
Service	9,496	1,557

Total cost of revenue	10,614	1,594
Gross profit	7,842	2,141
Operating expenses:
Sales and marketing	3,942	3,094
Research, development and engineering	2,345	1,804
General and administrative	6,004	3,141

Total operating expenses	12,291	8,039
Operating loss	(4,449)	(5,898)
Other income (expense):
Interest income	354	2,030
Interest expense	(19)	(3)
Other	(39)	(4)

Total other income, net	296	2,023

Loss before provision for income taxes	(4,153)	(3,875)
Provision for income taxes	—	—

Net loss	(4,153)	(3,875)

Net loss per share—basic and diluted	(0.24)	(0.24)
Weighted average shares outstanding—basic and diluted	17,111	16,408

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(4,153)	$(3,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,247	559
Stock-based compensation expense	471	543
Changes in assets and liabilities:
Trade accounts receivable	(4,489)	(455)
Inventory	(492)	—
Prepaid expenses and other current assets	106	209
Accounts payable	6,492	(125)
Accrued payroll and related costs	709	376
Other short term liabilities	(172)	(47)
Deferred revenue	412	32

Net cash provided by (used in) operating activities	1,131	(2,783)
Cash flows from investing activities:
Purchase of property and equipment	(5,303)	(313)
Long-term investments	(300)	—
Sales and maturities of investments	25,112	63,418
Purchase of investments	(4,166)	(11,419)

Net cash provided by investing activities	15,343	51,686
Cash flows from financing activities:
Net proceeds from issuance of common stock	574	168
Principal payments under capital lease obligations	(221)	(28)

Net cash provided by financing activities	353	140

Net increase (decrease) in cash and cash equivalents	16,827	49,043
Cash and cash equivalents at beginning of period	24,724	72,454

Cash and cash equivalents at end of period	$41,551	$121,497

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$3

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS)

(UNAUDITED)

1.    The Company, Basis of Presentation

        Digimarc Corporation ("Digimarc", the "Company", "Our" or "We") is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages, identification cards, financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, Digimarc's technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of embedded codes. Digimarc also is a leading provider of identification card systems to government agencies, which include driver's licenses, voter identification cards and similar systems.

        On December 21, 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of that limited liability company's wholly-owned subsidiaries (collectively "DIDS"), acquired certain assets of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation (collectively known as the "Large Government Program Identification Business (a division of Polaroid Corporation)" or "LGP"). As part of the transaction, Digimarc also assumed certain liabilities of LGP. The acquisition was accounted for using the purchase method of accounting.

        The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002.

2.    Loss Per Share Computation

        Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per share for the periods presented as their inclusion would be antidilutive.

3.    Segment Information

        The Company derives its revenue from a single operating segment, digital watermarking applications. Revenue concentration information is as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
Customer A	*	57%
Customer B	*	18%
Customer C	*	13%

*
Less than 10%

4.    Stock-based Compensation Expense Allocation

        Stock-based compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $471 and $543 was recorded for the three months ended March 31, 2002 and 2001, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At March 31, 2002, $2,823 of stock-based compensation remains deferred and we expect approximately $1,413 and $1,410 to be amortized to expense in the remainder of 2002 and all of 2003, respectively.

5.    Commitments and Contingencies

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Similar complaints have been filed against multiple other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        In April 2000, Digimarc filed a patent infringement case against Verance Corporation in connection with Digimarc's patents 5,850,481, 5,636,292, and 5,832,119. In September 2000, Digimarc filed an additional patent infringement case against Verance Corporation in connection with Digimarc's patent 6,122,392. In September 2001, Digimarc filed a third patent infringement case against Verance Corporation in connection with Digimarc's patent 6,266,430. In November 2001, Verance Corporation filed counterclaims against Digimarc alleging patent infringement, fraud, and monopolistic activities. The Company intends to vigorously defend against these counterclaims. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these counterclaims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, the Company will continue to prosecute vigorously its own claims against Verance Corporation.

        The Company is subject to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

6.    Comprehensive Income (Loss)

        The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. For the three months ended March 31, 2002 and 2001, net loss approximates comprehensive loss.

7.    Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. We adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002.

        Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill and certain intangible assets as of the date of adoption. The transitional impairment test for these intangible assets will be completed by June 30, 2002. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill and these certain intangibles, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to our Business" and "Risks Related to our Industry," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. This discussion and analysis should also be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and Related Notes included herein.

Overview

        Digimarc is a leading provider of digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as identification documents, commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages, identification cards, financial instruments, passports, and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of these embedded codes. Digimarc also is a leading provider of identification card systems to government agencies, which include driver's licenses, voter identification cards and similar systems. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our three largest near-term market opportunities: the deterrence of digital counterfeiting and piracy; the enhancement of Internet access and navigation; and the enhancement and protection of audio and video digital files.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, long-term service contracts, warranties, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, inventory valuation, and accruals for loss contracts and contingencies. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue recognition:  We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow the percentage-of-completion method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, and approval and monitoring processes. Our estimates of revenue and expenses on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

    We recognize revenue on long-term drivers' license production contracts using a price-per-card method. We estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. When the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimate are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the month, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific month. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through corporate policy, and approval and monitoring processes.

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

Results of Operations

        The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2002	2001
Revenue:
Product and subscription	17%	20%
Service	83	80

Total revenue	100	100
Cost of revenue:
Product and subscription	6	1
Service	52	42

Total cost of revenue	58	43
Gross profit	42	57
Operating expenses:
Sales and marketing	21	83
Research, development, and engineering	13	48
General and administrative	32	84

Total operating expenses	66	215

Operating loss	(24)	(158)
Other income (expense), net	1	54

Net loss	(23)%	(104)%

Revenue

        Total revenue was $18.5 million for the three months ended March 31, 2002 compared to total revenue of $3.7 million for the three months ended March 31, 2001. The increase in total revenue related to revenue recognized from the acquired assets of LGP by DIDS. The Company has an agreement with a consortium of central banks that accounted for less than 10% of our revenue for the three months ended March 31, 2002 compared to approximately 57% of our total revenue for the three months ended March 31, 2001. The consortium has the right to terminate this agreement before the end of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through the end of 2003. We intend to pursue further business with the consortium and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to other customers through a variety of pricing plans, including license fees per document from issuers of documents other than banknotes and from identification document issuers, magazine advertisers and publishers, commercial printers, and other producers of print and digital media. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

        Product and subscription.    Product and subscription revenue was $3.1 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. The $2.3 million or 311% increase for the period was primarily related to increased sales to international customers of products related to identification card production. We did not have any sales of such products to international customers in the three months ended March 31, 2001.

        Service.    Service revenue was $15.3 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively. The $12.3 million or 415% increase for the period was primarily related to increased revenue related to state identification card and drivers' license contracts. These contracts were acquired in December 2001 with the purchase of LGP.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue includes compensation for operations personnel; costs related to goods sold to end-users; Internet service provider connectivity charges; and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $1.1 million and $37,000 for the three months ended March 31, 2002 and 2001, respectively. The change relates primarily to increased costs of goods related to identification card product sold to international customers.

        Service.    Cost of service revenue primarily includes compensation for field operations personnel, software engineers, quality assurance personnel, product managers and business development personnel; cost of materials used; outside contractors; and travel costs directly attributable to service and development contracts. Cost of service revenue was $9.5 million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively. The $8.0 million or 510% increase for the period was primarily the result of the increased costs related to the support of long-term service contracts with various government agencies to produce identification cards and drivers' licenses. The increased costs include the addition of field operations personnel and materials used to deliver the services. Field operations employees totaled 78 and zero as of March 31, 2002 and 2001, respectively.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations, new product launches, and bid costs for new contracts. Sales and marketing expenses were $3.9 million and $3.1 million for the three months ended March 31, 2002 and 2001, respectively. The $0.8 million or 27% increase for the period resulted from increased costs of $0.4 million for sales and marketing personnel due to higher headcount, $0.1 million in additional contractor and temporary help fees, and $0.8 million related to decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been allocated to cost of service revenue or capitalized to fixed assets, partially offset by decreased marketing and advertising costs of $0.2 million and $0.1 million in decreased administrative costs associated with sales and marketing. Sales and marketing employees totaled 101 and 68 as of March 31, 2002 and 2001, respectively.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $2.3 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. The $0.5 million or 30% increase for the period resulted from increased costs of $0.5 million related to salaries and employee related costs, $0.7 million related to outside consultants and temporary help, and $0.1 million related to administrative costs associated with research, development and engineering activities, partially offset by a decrease of $0.8 million related to increased use of research, development, and engineering personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. Research, development and engineering personnel totaled 123 and 80 as of March 31, 2002 and 2001, respectively.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance, information technology and administrative personnel, facilities costs, legal and other professional fees and depreciation and amortization expense. General and administrative expenses were $6.0 million and $3.1 million for the three months ended March 31, 2002 and 2001, respectively. The $2.9 million or 91% increase for the period resulted from increased costs of $1.9 million related to salaries and other employee related costs, including travel expenses, $0.6 million related to outside contractors and temporary help, and $1.9 million related to administrative costs, including depreciation and amortization, partially offset by $1.6 million in increased use of general and administrative personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. General and administrative employees totaled 49 and 26 as of March 31, 2002 and 2001, respectively.

        Stock-based compensation.    Stock-based compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $471,000 and $543,000 was recorded for the three months ended March 31, 2002 and 2001, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At March 31, 2002, $2.8 million of stock-based compensation remains deferred and we expect approximately $1.4 million to be amortized to expense in each of the remainder of 2002 and all of 2003.

        Other Income (Expense).    Other income (expense) consists primarily of interest received and paid. Other income (expense) was $0.3 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. The $1.7 million or 85% decrease for the period came as a result of a significantly lower cash and cash equivalent balance earning interest due to the funds used in purchasing LGP as well as lower interest rates in 2002.

        Provision for Income Taxes.    We have recognized operating losses since inception and as such have not incurred income tax expense.

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents and short-term investments of $57.5 million, representing a decrease of $4.1 million from $61.6 million at December 31, 2001. Working capital at March 31, 2002 was $72.7 million, compared to working capital of $79.2 million at December 31, 2001. The decrease in working capital is attributable primarily to the cash used for our current operations.

        The $1.1 million of cash provided by operating activities for the three months ended March 31, 2002 primarily consisted of $6.5 million related to increased accounts payable balances, $2.2 million in depreciation and amortization charges, $0.7 related to increased accruals pertaining to payroll, and $0.5 million related to stock-based compensation partially offset by $4.2 million in net loss and an increase in accounts receivable of $3.9 million. Operating activities used cash of $2.8 million for the three months ended March 31, 2001 primarily related to net loss for the period.

        The $15.3 million of cash provided by investing activities for the three months ended March 31, 2002 related primarily to the sale or maturity of $25.1 million in investments, offset by the purchase of $4.2 million in investments and the addition of $5.2 million of fixed assets. Investing activities provided cash of $51.7 million for the three months ended March 31, 2001 related primarily to sales and maturities of investments offset by purchases of investments.

        The $0.4 million of cash provided by financing activities related primarily to proceeds from the issuance of stock for $0.6 million related to the Employee Stock Option plans, partially offset by $0.2 million of principal payments under capital leases. Financing activities provided cash of $0.1 million for the three months ended March 31, 2001 related primarily to the issuance of stock related to the Employee Stock Option plans.

        We have computers and office equipment financed under long-term capital leases that expire over the next 29 months. As of March 31, 2002, we had an outstanding balance of approximately $0.4 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $5.2 million as of March 31, 2002, and are payable in monthly installments through 2005.

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

Recent Accounting Pronouncements.

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

Risks Related to Our Business

Uncertainties associated with the integration of Large Government Program Identification Business (a division of Polaroid Corporation) (LGP)

        The acquisition of LGP involves a number of risks, including:

  •
  Assimilation by us of our largest acquisition to date which will require integration of new operations and personnel into Digimarc;

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

        The process of integrating DIDS' operations, including its personnel, could cause interruption of, or loss in momentum in our current business and operating activities and the business and operating activities of the business acquired. In the course of the integration and transition effort, we may discover facts or circumstances that were not known or apparent prior to the date we acquired the assets of LGP or during our due diligence review of LGP.

We may incur additional charges related to the integration

        In connection with the acquisition of LGP, we may incur charges or capital expenditures associated with integrating the acquired business with our own. Such charges may include:

  •
  Costs relating to the elimination of duplicate systems and facilities, possible severance and employee relocation, and other integration costs;

  •
  Building out DIDS' existing infrastructure;

  •
  Transitioning DIDS from depending on Polaroid for business support processes; and

  •
  Consolidation of certain of DIDS' operations in the Fort Wayne, Indiana facility.

        The aggregate amount of these expenses, if any, is not yet determinable, but could be significant. In addition, we cannot assure you that we will not incur additional charges in subsequent quarters to reflect costs associated with this acquisition or the integration of DIDS' operations. Adverse developments associated with our integration efforts that could increase such costs include unexpected employee turnover, unforeseen delays in addressing duplicate facilities and the associated costs of hiring temporary employees, delays in implementing new financial and information systems, and delays in transitioning DIDS' away from depending on Polaroid for business support processes. Costs associated with this acquisition, or liabilities and expenses associated with the operation of DIDS, that exceed our expectations could materially affect our business, financial condition and results of operations.

We may not realize the synergistic, strategic, and financial benefits expected from the acquisition of LGP

        We cannot assure you that we will realize the synergistic, strategic and financial benefits sought through the acquisition of LGP. Although we view this acquisition as an opportunity to significantly enhance the security and usefulness of drivers' licenses and other LGP products, we cannot assure you that we will be successful in combining our current technological applications and product offerings with that of DIDS or that such combined product offerings will be acceptable in the marketplace. Factors that could affect acceptance of such combined product offerings are changes in government regulations and industry standards, and increased competition from DIDS' primary competitors who may develop superior or alternative technology that is more widely acceptable in the marketplace.

We have a history of losses and expect future losses; we cannot assure you that we will achieve profitability

        We have incurred significant net losses since inception and we expect to incur a loss for the 2002 fiscal year in light of our planned operating expenditures. We incurred net losses of $19.2 million in 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of March 31, 2002 was approximately $51.5 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. We anticipate that we will increase our research and development, sales and marketing, product development and general and administrative expenses for the foreseeable future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

Some of our revenue models are under development, and the corresponding anticipated products and services may fail to attract or retain customers

        Our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, images on the Internet and video merchandise. Through 2001, our revenue stream has been based primarily on a combination of development, consulting, subscription and license fees from copyright communication, from Secure Document applications and from Media Commerce applications. In the future, we anticipate that an increasing share of our revenue will be from security related applications in the government and commercial market areas (including identification systems), and sales of other applications of our digital watermarking technologies. We have not fully developed a revenue model for our future applications. In addition, because these products are not yet fully established in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that are developed and are currently developing for these products will be accepted. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermark companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

The loss of any large contract may seriously harm our business, operating results and financial condition

        We have historically derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 56% of our total revenue in 2001. With the acquisition of LGP, revenue generated from the consortium is expected to significantly decrease as a percentage of our total revenue; however, the loss of this consortium as a customer would harm our business, operating results and financial condition. The consortium has the right to terminate the agreement prior to the expiration of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through at least 2003, which concludes the current agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

        The contracts between state government agencies and LGP generally have a three to five year term, after which such agency can open the contract for bidding. The loss of any such large government contract may seriously harm our business, operating results and financial condition.

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

Our new revenue sources are tied largely to government procurements

        Both our government programs business and personal identification systems business derive substantial portions of their revenue from government contract awards. Many of these contracts are awarded based on a bid or request for proposal (RFP) process. As such, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement changes. Such a shift, which is outside of our control, could result in bookings sliding out of the forecasted quarter. In addition, these government contracts result from purchasing decisions made by public sector agencies that are often subject to political influence, onerous procurement procedures, budget changes and award protests. Any change in purchasing decisions would have an impact on the predictability of our quarterly results.

Our future quarterly operating results may not meet analysts' expectations and may fluctuate significantly in the future, which could adversely affect our stock price

        Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our operating results are difficult to forecast because of our limited operating history. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

        Our quarterly results may fluctuate in the future as a result of many factors, some of which are outside our control, including:

  •
  The timing, introduction and successful commercialization of our new products and services;

  •
  The timing and success of our brand-building and marketing campaigns;

  •
  The loss of or reduction in revenue from any large customer;

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

  •
  The timing of future licensing revenue; and

  •
  The costs associated with marketing arrangements that we enter into during early market development.

        In addition, because the markets for our products and services are new and rapidly evolving, it is difficult for us to predict our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our expectations regarding developments in counterfeiting and piracy and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions prove inaccurate, our revenue and operating results will fluctuate from our anticipated results.

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

        Effective protection of intellectual property rights may be unavailable or limited, both in the United States and in foreign countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both inside the United States and in various countries outside the United States. However, we cannot assure you that pending patents will be issued or that issued patents will be valid or enforceable. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights we hold.

        We are the exclusive licensee under some third party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we do not currently rely on these technologies for our core products, we may in the future.

        We have registered "DIGIMARC" "MARCSPIDER" "MARCCENTRE" "PICTUREMARC" and the "D" logo as trademarks in the United States and other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. We also have trademark rights with respect to "MediaBridge" and are pursuing registration of this mark in the United States and other countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademarks "Digimark" and "Mediabridge" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have successfully co-existed with these other companies, we cannot assure you that this situation will continue. If we were forced to change our name or were prevented from using our other brand names, including MediaBridge, we would lose a significant amount of our brand equity, and our business would suffer.

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

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of March 31, 2002 we had 351 employees. In October 2001 we implemented a reduction in workforce decreasing our then-current headcount by approximately 20% due to redundant functions within certain departments. In December 2001 we added 186 employees who formerly worked for LGP. To manage our operations, management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

If we are not able to retain, hire or integrate qualified personnel, our business may be harmed

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

Our promotion of the Digimarc brand must be successful in order for us to attract users as well as advertisers and other strategic partners

        We believe that establishing and maintaining our brand is critical to our success and that the importance of brand recognition will increase due to the growing number of technologies that compete with our watermarking technologies and the increasing number of competitors offering technologies similar to ours. If our brand-building strategy is unsuccessful, the effort and expenses spent may never be recovered, we may be unable to increase our future revenue and our business could be seriously harmed.

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

  •
  Bar codes—visible data-carrying code.

        In addition, as we more broadly apply our technologies to the Internet through the Digimarc MediaBridge system and other new commercial solutions applications, we may begin to compete with a wide range of other companies. Many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share in our target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

        We cannot assure you that we will be able to compete successfully against current or future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures we face will not harm our business, operating results and financial condition.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

        The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2001 have not changed significantly.

Part II. Other Information

Item 1. Legal Proceedings

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Similar complaints have been filed against multiple other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        In April 2000, Digimarc filed a patent infringement case against Verance Corporation in connection with Digimarc's patents 5,850,481, 5,636,292, and 5,832,119. In September 2000, Digimarc filed an additional patent infringement case against Verance Corporation in connection with Digimarc's patent 6,122,392. In September 2001, Digimarc filed a third patent infringement case against Verance Corporation in connection with Digimarc's patent 6,266,430. In November 2001, Verance Corporation filed counterclaims against Digimarc alleging patent infringement, fraud, and monopolistic activities. The Company intends to vigorously defend against these allegations. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these allegations will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, the Company will continue to prosecute vigorously its own claims against Verance Corporation.

Item 6. Exhibits and Reports On Form 8-K

  (a)
  Exhibits.

      None.

  (b)
  Reports on Form 8-K.

      On January 3, 2002, Digimarc filed a Current Report on Form 8-K regarding the acquisition by its wholly owned subsidiary, Digimarc ID Systems, LLC and certain of that limited liability company's wholly-owned subsidiaries, of certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. As part of the transaction, the Company also assumed certain liabilities of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. The filing included a copy of the Asset Purchase Agreement and a copy of the press release dated December 21, 2001 regarding the transaction, attached to the report as Exhibit 2.1 and Exhibit 99.1, respectively.

      On January 29, 2002, Digimarc filed a Current Report on Form 8-K regarding the risk factors related to the acquisition of certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation.

      On March 6, 2002, Digimarc filed a Current Report on Form 8-K/A that amended its Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2002 in which it described the acquisition, on December 21, 2001, of certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. Included in this Current Report on Form 8-K/A is the financial information required by Item 7 of Form 8-K.

Items 2, 3, 4 and 5 have been omitted as the Company has nothing to report under these items.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: May 14, 2002	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

DIGIMARC CORPORATION TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
DIGIMARC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURES