Form 10-Q
period 2002-06-30
DIGIMARC CORP
filed 2002-08-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

COMMISSION FILE NUMBER: 000-28317

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3342784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19801 SW 72nd Ave, Ste 100, Tualatin, Oregon 97062
(Address of principal executive offices)

Telephone: (503) 885-9699
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, 17,462,859 shares of common stock, $0.001 par value per share, of the registrant were outstanding.

DIGIMARC CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2002	December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$39,506	$24,724
Short-term investments	12,604	36,881
Trade accounts receivable, net	14,896	9,838
Unbilled trade receivables	5,936	5,662
Inventory, net	6,071	5,678
Other current assets	1,918	2,280

Total current assets	80,931	85,063
Property and equipment, net	20,574	14,707
Intangibles	27,981	29,438
Other assets, net	775	159

Total assets	$130,261	$129,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,122	$3,404
Accrued payroll and related costs	1,879	1,165
Deferred revenue	1,763	491
Other current liabilities	189	800

Total current liabilities	11,953	5,860
Other long-term liabilities	12	33

Total liabilities	11,965	5,893
Stockholders' equity:
Common stock	17	17
Additional paid-in capital	174,767	173,443
Deferred stock compensation	(2,224)	(3,294)
Accumulated translation adjustment	(36)	—
Warrant	675	675
Accumulated deficit	(54,903)	(47,367)

Total stockholders' equity	118,296	123,474

Total liabilities and stockholders' equity	$130,261	$129,367

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product and subscription	$4,010	$841	$7,133	$1,601
Service	16,829	3,366	32,162	6,341

Total revenue	20,839	4,207	39,295	7,942
Cost of revenue:
Product and subscription	2,488	36	3,606	73
Service	9,611	2,061	19,107	3,618

Total cost of revenue	12,099	2,097	22,713	3,691
Gross profit	8,740	2,110	16,582	4,251
Operating expenses:
Sales and marketing	3,916	2,549	7,767	5,643
Research, development and engineering	2,509	1,539	5,053	3,343
General and administrative	5,526	3,283	11,422	6,424
Restructuring charges, net	493	—	493	—

Total operating expenses	12,444	7,371	24,735	15,410

Operating loss	(3,704)	(5,261)	(8,153)	(11,159)
Other income (expense):
Interest income	269	1,544	623	3,574
Interest expense	(21)	(3)	(40)	(6)
Other	73	(6)	34	(10)

Total other income, net	321	1,535	617	3,558

Loss before provision for income taxes	(3,383)	(3,726)	(7,536)	(7,601)
Provision for income taxes	—	—	—	—

Net loss	$(3,383)	$(3,726)	$(7,536)	$(7,601)

Net loss per share—basic and diluted	$(0.20)	$(0.22)	$(0.44)	$(0.46)
Weighted average shares outstanding—basic and diluted	17,293	16,643	17,203	16,526

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,536)	$(7,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,467	1,138
Stock-based compensation expense	934	1,020
Other non-cash charges	250	—
Changes in assets and liabilities:
Trade and unbilled accounts receivable, net	(5,332)	(1,428)
Inventory, net	(393)	—
Other current assets	362	74
Other assets, net	(340)	—
Accounts payable	4,718	112
Accrued payroll and related costs	714	56
Deferred revenue	1,272	130
Other current liabilities	(194)	43

Net cash used in operating activities	(1,078)	(6,456)
Cash flows from investing activities:
Purchase of property and equipment	(9,139)	(627)
Long-term investments	(300)	—
Sale or maturity of short-term investments	36,881	69,827
Purchase of short-term investments	(12,604)	(32,671)

Net cash provided by investing activities	14,838	36,529
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,460	1,047
Principal payments under capital lease obligations	(438)	(54)

Net cash provided by financing activities	1,022	993

Net increase in cash and cash equivalents	14,782	31,066
Cash and cash equivalents at beginning of period	24,724	72,454

Cash and cash equivalents at end of period	$39,506	$103,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$6
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$—	$41

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS)

(UNAUDITED)

1.    The Company, Basis of Presentation

        Digimarc Corporation ("Digimarc", the "Company", "Our", "Us" or "We") is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages, identification cards, financial instruments, passports and event tickets. In addition to a code that can be embedded within various types of media content, Digimarc's technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of embedded codes. Digimarc also is a leading provider of identification card systems to government agencies, which include driver's licenses, voter identification cards and similar systems.

        On December 21, 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of that limited liability company's wholly-owned subsidiaries (collectively "DIDS"), acquired certain assets of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. As part of the transaction, Digimarc also assumed certain liabilities from the selling entities. The acquisition was accounted for using the purchase method of accounting. Hereinafter, the entity that resulted from this transaction will be referred to as DIDS.

        The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to reflect a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted under the Security and Exchange Commission's rules and regulations.

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereon have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

        These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002.

2.    Loss Per Share Computation

        Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per share for the periods presented as their inclusion would be antidilutive.

3.    Segment Information

        The Company derives its revenue from a single operating segment, secure media solutions. Revenue concentration information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Customer A	*	61%	*	59%
Customer B	*	20%	*	19%
Customer C	*	12%	*	13%

*
Less than 10%

4.    Stock-based Compensation Expense Allocation

        Stock-based compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $463 and $934 was recorded for the three and six months ended June 30, 2002, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At June 30, 2002, $2,224 of stock-based compensation remains deferred and we expect approximately $892 and $1,332 to be amortized to expense in the remainder of 2002 and all of 2003, respectively.

5.    Commitments and Contingencies

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Plaintiffs seek, among other things, damages in an unspecified amount as well as costs and expenses, including attorneys' fees. Similar complaints have been filed against multiple other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        In April 2000, Digimarc filed a patent infringement case against Verance Corporation in the United States District Court for the District of Oregon in connection with Digimarc's patents 5,850,481,

5,636,292, and 5,832,119. In September 2000, Digimarc filed an additional patent infringement case against Verance Corporation in the United States District Court for the District of Oregon in connection with Digimarc's patent 6,122,392. In September 2001, Digimarc filed a third patent infringement case against Verance Corporation in the United States District Court for the District of Oregon in connection with Digimarc's patent 6,266,430. In November 2001, Verance Corporation filed counterclaims against Digimarc in the United States District Court for the District of Oregon alleging patent infringement, fraud, and monopolistic activities. On August 1, 2002, Digimarc and Verance Corporation entered into a settlement agreement pursuant to which each dismissed its claims against the other. Additionally, Verance Corporation entered into a royalty-bearing license for the use of Digimarc's patent portfolio in media content management products and services and media information products and services pursuant to which Verance Corporation agreed to pay a license initiation fee and certain minimum guaranteed amounts during the term of the license, including a minimum guaranteed royalty commitment by Verance Corporation to Digimarc in excess of $2 million.

        The Company is subject to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

6.    Comprehensive Income (Loss)

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The following provides a summary of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(3,383)	$(3,726)	$(7,536)	$(7,601)
Change in accumulated translation adjustment	(36)	—	(36)	—

Comprehensive loss	$(3,419)	$(3,726)	$(7,572)	$(7,601)

7.    Restructuring

        The Company recorded restructuring charges that include employee severance costs associated with the June 2002 reduction of 30 positions and costs associated with closing and relocating facilities from Tulsa, Oklahoma to Fort Wayne, Indiana. Gross restructuring charges were $575 related to these actions for the three months ended June 30, 2002. Excess leased facility cost related to non-cancelable leases included in restructuring charges extend over the next 19 months. As of June 30, 2002, approximately $380 of cash had been paid related to restructuring charges.

        The Company also adjusted its estimate relating to restructuring charges taken in the fourth quarter of 2001. The Company reduced its remaining restructuring accrual by $82 related to a change in estimate for excess leased facility costs.

8.    Recent Accounting Pronouncements

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

        In April, 2002, The Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In July 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to our Business" and "Risks Related to our Industry," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. This discussion and analysis should also be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and related notes included in this quarterly report on Form 10-Q.

Overview

        Digimarc is a leading provider of digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as identification documents, commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages, identification cards, financial instruments, passports, and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of these embedded codes. Digimarc also is a leading provider of identification card systems to government agencies, which include driver's licenses, voter identification cards and similar systems. We believe our technologies have many potential applications. We are developing products and services to address what we believe are our four largest near-term market opportunities: the deterrence of digital counterfeiting and piracy; the enhancement of Internet access and navigation; the enhancement and protection of audio and video digital files; and the enhancement of information capture and analysis technology for the defense and intelligence communities.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, and reserves for uncollectible accounts receivable. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

  Revenue recognition:    We recognize revenue and profit as work progresses on long-term, fixed price contracts (other than our long-term identification and drivers' license production contracts) using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow the percentage-of-completion method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, and approval and monitoring processes. Our estimates of revenue and expenses on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

  We recognize revenue on long-term identification and drivers' license production contracts using a price-per-card method. We estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. When the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimate are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the month, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific month. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through corporate policy, and approval and monitoring processes.

  Impairments and estimation of useful lives of long-lived assets:    We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assets are found to be impaired, we estimate the amount of impairment using commonly accepted practices and reduce the book value of the assets affected. We also periodically review the useful lives of long-term assets and may decrease or increase the estimated useful life of the assets affected, depending on the specific circumstances related to those assets.

  Inventory:    We reduce the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Reserve for uncollectible accounts receivable:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product and subscription	19%	20%	18%	20%
Service	81	80	82	80

Total revenue	100	100	100	100
Cost of revenue:
Product and subscription	12	1	9	1
Service	46	49	49	46

Total cost of revenue	58	50	58	47
Gross profit	42	50	42	53
Operating expenses:
Sales and marketing	19	60	20	71
Research, development and engineering	12	37	13	42
General and administrative	27	78	29	81
Restructuring charges, net	2	0	1	0

Total operating expenses	60	175	63	194

Operating loss	(18)	(125)	(21)	(141)
Total other income, net	2	36	2	45

Loss before provision for income taxes	(16)	(89)	(19)	(96)
Provision for income taxes	0	0	0	0

Net loss	(16)%	(89)%	(19)%	(96)%

Revenue

        Total revenue was $20.8 million and $39.3 million for the three and six months ended June 30, 2002, respectively, compared to total revenue of $4.2 million and $7.9 million for the three and six months ended June 30, 2001. The increase in total revenue related predominately to revenue recognized from the acquired assets of DIDS. The Company has an agreement with a consortium of central banks that accounted for less than 10% of our revenue for the three and six months ended June 30, 2002 compared to approximately 61% and 59% of our total revenue for the three and six months ended June 30, 2001, respectively. The consortium has the right to terminate this agreement before the end of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through the end of 2003. We intend to pursue further business with the consortium and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to other customers through a variety of pricing plans, including license fees per document from issuers of documents other than banknotes and from identification document issuers, magazine advertisers and publishers, commercial printers, and other producers of print and digital media. We also expect to develop new products and services for the defense and intelligence sectors. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

        Product and subscription.    Product and subscription revenue was $4.0 million and $7.1 million for the three and six months ended June 30, 2002, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2001, respectively. The $3.2 million or 377% increase and $5.5 million or 346% increase for the three and six months ended June 30, 2002, respectively, were primarily related to increased sales to international customers of products related to identification card production. We did not have any sales of such products to international customers in the three and six months ended June 30, 2001.

        Service.    Service revenue was $16.8 million and $32.2 million for the three and six months ended June 30, 2002, respectively, compared to $3.4 million and $6.3 million for the three and six months ended June 30, 2001, respectively. The $13.5 million or 400% increase and the $25.8 million or 407% increase for the three and six months ended June 30, 2002, respectively, were primarily related to increased revenue related to state identification card and drivers' license contracts. These contracts were acquired in December 2001 with the purchase of DIDS.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs related to goods sold to end-users, Internet service provider connectivity charges, and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $2.5 million and $3.6 million for the three and six months ended June 30, 2002, respectively, compared to less than $0.1 million and $0.1 million for the three and six months ended June 30, 2001, respectively. The changes relate primarily to increased costs of goods related to identification card product sold to international customers. Costs and margins associated with product and subscription sales vary from period to period due to product and customer mix.

        Service.    Cost of service revenue primarily includes compensation for field operations personnel, software engineers, quality assurance personnel, product managers and business development personnel, cost of materials used, outside contractors, and travel costs directly attributable to service and development contracts. Cost of service revenue was $9.6 million and $19.1 million for the three and six months ended June 30, 2002, respectively, compared to $2.1 million and $3.6 million for the three and six months ended June 30, 2001, respectively. The $7.6 million or 366% increase and $15.5 million or 428% increase for the three and six months ended June 30, 2002, respectively, were primarily the result of the increased costs related to the support of long-term service contracts with various government agencies to produce identification cards and drivers' licenses. The increased costs include the addition of field operations personnel and materials used to deliver the services. Field operations employees totaled 138 and zero as of June 30, 2002 and 2001, respectively.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations, new product launches, and bid costs for new contracts. Sales and marketing expenses were $3.9 million and $7.8 million for the three and six months ended June 30, 2002, respectively, compared to $2.5 million and $5.6 million for the three and six months ended June 30, 2001, respectively. The $1.4 million or 54% increase for the three month period resulted from increased costs of $0.4 million for salaries and employee related costs, $0.1 million in additional contractor and temporary help fees, $0.1 million for additional administrative costs associated with sales and marketing, and $0.9 million related to decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been allocated to cost of service revenue or capitalized to fixed assets, partially offset by decreased marketing and advertising costs of

$0.1 million. The $2.1 million or 38% increase for the six month period resulted from increased costs of $0.7 million for salaries and employee related costs, $0.2 million in additional contractor and temporary help fees, and $1.6 million related to decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been allocated to cost of service revenue or capitalized to fixed assets, partially offset by decreased marketing and advertising costs of $0.4 million. Sales and marketing employees totaled 59 (after the reduction of workforce in June, 2002) and 73 as of June 30, 2002 and 2001, respectively.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $2.5 million and $5.1 million for the three and six months ended June 30, 2002, respectively, compared to $1.5 million and $3.3 million for the three and six months ended June 30, 2001, respectively. The $1.0 million or 63% increase for the three month period resulted from increased costs of $1.5 million related to salaries and employee related costs and $1.5 million related to outside consultants and temporary help, partially offset by a decrease of $0.1 million related to administrative costs associated with research, development and engineering activities, and by a decrease of $2.0 million related to increased use of research, development, and engineering personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. The $1.7 million or 51% increase for the six month period resulted from increased costs of $2.2 million related to salaries and employee related costs and $2.2 million related to outside consultants and temporary help, partially offset by a decrease of $2.7 million related to increased use of research, development, and engineering personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. Research, development and engineering personnel totaled 134 (after the reduction of workforce in June, 2002) and 80 as of June 30, 2002 and 2001, respectively.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance, information technology and administrative personnel, facilities costs, legal, accounting and other professional fees and depreciation and amortization expense. General and administrative expenses were $5.5 million and $11.4 million for the three and six months ended June 30, 2002, respectively, compared to $3.3 million and $6.4 million for the three and six months ended June 30, 2001, respectively. The $2.2 million or 68% increase for the three months ended June 30, 2002 resulted from increased costs of $0.7 million related to salaries and other employee related costs, including travel expenses, $0.2 million related to increased impairment of long-term assets, and $1.4 million related to administrative costs, including depreciation of non-program assets and amortization of intangibles, partially offset by $0.1 million in increased use of general and administrative personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. The $5.0 million or 78% increase for the six month period resulted from increased costs of $2.4 million related to salaries and other employee related costs, including travel expenses, $0.6 million related to outside contractors and temporary help, and $3.5 million related to administrative costs, including depreciation of non-program assets and amortization of intangibles, partially offset by $1.6 million in increased use of general and administrative personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. General and administrative employees totaled 44 (after the reduction of workforce in June, 2002) and 30 as of June 30, 2002 and 2001, respectively.

        Restructuring charges.    Restructuring charges include employee severance costs associated with the June 2002 reduction of 30 positions and the cost of abandoned space. Net restructuring charges were $0.5 million for the three and six months ended June 30, 2002, compared to zero for the three and six months ended June 30, 2001. Gross restructuring charges recorded in the three months ended June 30, 2002 were $0.6 million. These charges were partially offset by a $0.1 million reduction to the restructuring accrual remaining on the books from charges taken in the fourth quarter of 2001. The reduction related to a change in estimate for excess leased facility charges.

        Stock-based compensation.    Stock-based compensation expense is based on the difference between the deemed fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $0.5 million and $0.9 million was recorded for the three and six months ended June 30, 2002, respectively, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2001, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At June 30, 2002, $2.2 million of stock-based compensation remains deferred and we expect approximately $0.9 million and $1.3 million to be amortized to expense in each of the remainder of 2002 and all of 2003, respectively.

        Other Income (Expense).    Other income (expense) consists primarily of interest received and paid. Other income (expense) was $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively, compared to $1.5 million and $3.6 million for the three and six months ended June 30, 2001, respectively. The $1.2 million or 79% decrease and $2.9 million or 83% decrease for the three and six months ended June 30, 2002, respectively, came as a result of a significantly lower cash and cash equivalent balance earning interest due to the funds used in purchasing DIDS as well as lower interest rates in 2002.

        Provision for Income Taxes.    We have recognized operating losses since inception and as such have not incurred income tax expense.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents and short-term investments of $52.1 million, representing a decrease of $9.5 million from $61.6 million at December 31, 2001. Working capital at June 30, 2002 was $69.0 million, compared to working capital of $79.2 million at December 31, 2001. The decrease in working capital is attributable primarily to the cash used for our current operations of $1.1 million and the purchase of fixed assets of $9.1 million.

        The $1.1 million of cash used in operating activities for the six months ended June 30, 2002 primarily consisted of $7.5 million in net loss and $5.3 million related to increased accounts receivable balances, partially offset by $4.7 million related to increased accounts payable balances, $4.5 million in depreciation and amortization charges, $1.3 million related to increased deferred revenue balances, $0.9 million related to stock-based compensation charges, and $0.7 related to increased accruals pertaining to payroll. Operating activities used cash of $6.5 million for the six months ended June 30, 2001 primarily related to $7.6 million in net loss for the period and $1.4 million related to increased accounts receivable balances, partially offset by $1.1 million related to depreciation and amortization charges and $1.0 million related to stock-based compensation charges.

        The $14.8 million of cash provided by investing activities for the six months ended June 30, 2002 related primarily to the sale or maturity of $36.9 million in short-term investments, offset by the purchase of $12.6 million in short-term investments and the addition of $9.1 million of fixed assets. Investing activities provided cash of $36.5 million for the six months ended June 30, 2001 related primarily to $69.8 million of sales and maturities of investments offset by $32.7 million of purchases of investments.

        The $1.0 million of cash provided by financing activities related primarily to proceeds from the issuance of stock for $1.5 million related to the employee stock option and employee stock purchase plans, partially offset by $0.4 million of principal payments under capital leases. Financing activities provided cash of $1.0 million for the six months ended June 30, 2001 primarily as a result of the issuance of stock for $1.0 million related to the employee stock option and employee stock purchase plans.

        We have computers and office equipment financed under long-term capital leases that expire over the next 26 months. As of June 30, 2002, we had an outstanding balance of approximately $0.2 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.9 million as of June 30, 2002, and are payable in monthly installments through October 2009.

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

        In April, 2002, The Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In July 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

Risks Related to Our Business

Uncertainties associated with the integration of the Digimarc ID Systems business into our existing business could cause interruption of, or loss in momentum in, our existing business and operating activities and the business and operating activities of the business acquired and, if material, might harm us

        The integration of the operations of Digimarc ID Systems, LLC and its subsidiaries into our business involves a number of risks, including:

  •
  Problems associated with integrating operations and personnel of DIDS into Digimarc;

  •
  The loss of resources for our existing business resulting from the diversion of these resources to facilitate the integration of DIDS into Digimarc and the transition of DIDS' operations away from reliance on Polaroid's business and operations;

  •
  Problems associated with integrating the respective equipment, networks and technologies, financial and information systems and brand names of Digimarc and DIDS;

  •
  Difficulties associated with combining successfully the different corporate cultures of Digimarc and DIDS;

  •
  Inherent problems surrounding the coordination of geographically separated facilities and work forces;

  •
  Risks associated with integrating a number of component technologies, provided from different vendors and subject to possible interruptions in supply;

  •
  Our relatively limited involvement to date in markets in which we may not have all of the necessary patent or other intellectual property rights to compete;

  •
  Management challenges associated with the integration of Digimarc and DIDS;

  •
  Difficulties associated with the coordination of the sales, marketing and service development efforts of DIDS with our existing business;

  •
  Growing pains common to the assimilation of new management personnel with disparate business backgrounds into an existing business; and,

  •
  Difficulties in maintaining consistent standards, controls, procedures and policies across a larger business with various new focuses.

        The process of integrating DIDS' operations, including its personnel, could cause interruption of, or loss in momentum in our current business and operating activities and the business and operating activities of the business acquired and, if material, could harm our business. Moreover, in the course of the integration and transition effort, we may discover facts or circumstances that were not known or apparent prior to the date we acquired the assets from Polaroid Corporation, Polaroid ID Systems, Inc. and some other affiliated entities of Polaroid Corporation or during our due diligence review of these assets prior to the acquisition. These facts and circumstances could result in delays or interruptions in the integration and transition and may have other negative effects which, if material, could adversely affect our business.

We may incur additional charges related to the integration of the Digimarc ID Systems business into Digimarc which might exceed our expectations and materially affect our business, financial condition and results of operations

        In connection with the acquisition of DIDS, we may incur charges or capital expenditures associated with integrating the acquired business with our existing one. These charges may include:

  •
  Costs relating to the elimination of duplicate systems and facilities, possible severance and employee relocation, and other integration costs;

  •
  Building out DIDS' existing infrastructure;

  •
  Replacing fidelity and performance bonds previously held by Polaroid with Digimarc bonds;

  •
  Transitioning DIDS from depending on Polaroid for business support processes; and

  •
  Consolidation of some of DIDS' operations in the Fort Wayne, Indiana facility.

        While many of the transition activities are currently underway or have been completed, the aggregate amount of additional expenses, if any, is not yet determinable, but could be significant. In addition, we cannot assure you that we will not incur additional charges in subsequent quarters to reflect costs associated with this acquisition or the integration of DIDS' operations. Adverse developments associated with our integration efforts that could increase these costs include unexpected employee turnover, unforeseen delays in addressing duplicate facilities and the associated costs of hiring temporary employees, delays in implementing new financial and information systems, and delays in transitioning DIDS away from depending on Polaroid for business support processes. Costs associated with this acquisition, or liabilities and expenses associated with the operation of DIDS, that exceed our expectations could materially affect our business, financial condition and results of operations.

We may not realize the synergistic, strategic, and financial benefits expected from the acquisition of DIDS

        We cannot assure you that we will realize the synergistic, strategic and financial benefits sought through the acquisition of DIDS. Although we view this acquisition as an opportunity to significantly enhance the security and usefulness of drivers' licenses and other DIDS products, we cannot assure you that we will be successful in combining our current technological applications and product offerings with those of DIDS or that the combined product offerings will be acceptable in the marketplace. Factors that could affect acceptance of these combined product offerings are changes in government regulations and industry standards, and increased competition from DIDS' primary competitors who may develop superior or alternative technology that is more widely acceptable in the marketplace. We cannot assure you that, if we fail to realize the synergistic, strategic and financial benefits sought through the acquisition of DIDS, the resulting effect will not harm our business, operating results and financial condition.

We have a history of losses and expect future losses and we cannot assure you that we will achieve profitability

        We have incurred significant net losses since inception and we expect to incur a loss for the 2002 fiscal year in light of our planned operating expenditures. We incurred net losses of $19.2 million in 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of June 30, 2002 was approximately $54.9 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

Because some of our revenue models relating to anticipated products and services are under development and the corresponding anticipated products and services may fail to attract or retain customers, we cannot assure you that anticipated products and services will generate or sustain revenues

        Our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, images on the Internet and video merchandise. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright communication, from Secure Document applications and from Media Commerce applications. Beginning in 2002 and into the future, we have seen, and we anticipate that an increasing share of our revenue will be from security related applications in the government and commercial market areas (including identification systems), and sales of other applications of our digital watermarking technologies (including to the defense and intelligence communities). We have not fully developed revenue models for our future applications. In addition, because these products are not yet fully established in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that are developed and are currently developing for these products will be accepted. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermarking companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

The loss of any large contract may seriously harm our business, operating results and financial condition

        We have historically derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 56% of our total revenue in 2001. With the acquisition of DIDS, revenue generated from the consortium is expected to significantly decrease as a percentage of our total revenue; however, the loss of this consortium as a customer could harm our business, operating results and financial condition. The consortium has the right to terminate the agreement prior to the expiration of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through at least 2003, which concludes the current agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

        The contracts between state government agencies and DIDS generally have a three to five year term, after which the government agency can re-open the contract for bidding. To the extent that some of these contracts generate significant revenue for us, the loss of any one or more of them may seriously harm our business, operating results and financial condition.

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

We have a limited operating history and are subject to the risks encountered by early-stage companies

        We incorporated in January 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in new and rapidly evolving markets, such as digital watermarking, are exposed. These risks include the following:

  •
  We may be unable to develop revenue models that generate and sustain revenue because our current and anticipated products and services may be unable to attract or retain customers;

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

        We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the other risks described elsewhere in this report.

Our new revenue sources are tied largely to the government procurement process that is subject to potential delay and unpredictability

        Both our government programs business and personal identification systems business derive substantial portions of their revenue from government contract awards. Many of these contracts are awarded based on a bid or request for proposal process. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Such a shift, which is outside of our control, could result in bookings sliding out of the forecasted quarter. In addition, these government contracts result from purchasing decisions made by public sector agencies that are often subject to political influence, onerous procurement procedures, budget changes, appropriations cycles and award protests. Any change in purchasing decisions would have an impact on the predictability of our quarterly results and may potentially have a material negative effect on our financial position, results of operation or cash flows.

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

  •
  The costs and timing of integrating DIDS into our existing business;

  •
  The unpredictability and irregularity of our revenue from government contracts due to political, budgetary appropriations, purchasing and delivery constraints;

  •
  The timing of future licensing revenue; and

  •
  The costs associated with marketing arrangements that we enter into during early market development.

        In addition, because the markets for our products and services are new and rapidly evolving, it is difficult for us to predict our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our expectations regarding developments involving counterfeiting and piracy, as well as other security and intelligence needs, and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions prove inaccurate, our revenue and operating results will fluctuate from our anticipated results.

The markets for digital watermark applications are new and developing

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The markets for products and services using digital watermarks are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and rapidly evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services are currently used by only a limited number of customers. It is difficult to predict the future growth rate, if any, and ultimate size of these markets or our anticipated future markets. We cannot assure you that new markets for our products and services will develop or that our existing markets will grow.

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

        We have registered "DIGIMARC" "MARCSPIDER" "MARCCENTRE" "PICTUREMARC" and the "D" logo as trademarks in the United States and other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. We also have trademark rights with respect to "MediaBridge" and are pursuing registration of this mark in the United States and other countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademarks "Digimark" and "Mediabridge" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have successfully co-existed with these other companies, we cannot assure you that this situation will continue. If we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity, and our business would suffer.

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

        In addition, when we acquired DIDS' assets, there were issues with several of the customer contracts relating to transitioning from film to digital based identification systems, late or delayed implementation and continued customer testing of systems. To the extent that DIDS is unable to work through these issues and correct defects in the systems within the contracted timeframes, we could lose customers and suffer an injury to our reputation in the marketplace.

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of June 30, 2002 we had 375 employees and 121 contract workers. To manage our operations, management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may impair our financial performance as a result of doing so

        From time to time we have discussions with third parties about potential acquisitions. If appropriate opportunities present themselves, we may attempt to acquire other businesses or technologies. We may not be able to identify, negotiate or finance any future acquisition successfully. Despite the acquisition of DIDS, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business or technology with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might negatively affect our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

We depend on our key employees for our future success

        Our success depends to a significant extent on the performance and continued service of our senior management. Most of our senior management do not have an employment agreement. Although our employees have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. In addition, we currently have key person life insurance only on Bruce Davis, our chairman and chief executive officer, and Geoffrey Rhoads, our chief technology officer. The loss of the services of any of our senior management or any of our other key employees could harm our business.

If we are not able to retain, hire or integrate qualified personnel, our business may be harmed

        Our ability to successfully develop, market and sell our applications and products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing and operations personnel in the future. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require significant resources and management attention. Competition for experienced personnel in our market segments can be intense. If we do not succeed in attracting new personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In June 2002 and October 2001, we implemented reductions in our workforce. We do not believe these reductions in our workforce have had a material adverse affect on our operations. However, these reductions in workforce may make it difficult for us to recruit necessary personnel in the future. In

December 2001, as part of our acquisition of DIDS, we hired 186 people formerly employed by Polaroid Corporation, Polaroid ID Systems, Inc. or some other affiliated entities of Polaroid Corporation. If we are unable to attract or retain qualified personnel in the future, successfully integrate and retain the DIDS employees, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

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

Our markets for digital watermarking applications are highly competitive

        The markets for digital watermarking applications are new, intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business models are new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2001 have not changed materially.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Plaintiffs seek, among other things, damages in an unspecified amount as well as costs and expenses, including attorneys' fees. Similar complaints have been filed against multiple other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

        In April 2000, Digimarc filed a patent infringement case against Verance Corporation in the United States District Court for the District of Oregon in connection with Digimarc's patents 5,850,481, 5,636,292, and 5,832,119. In September 2000, Digimarc filed an additional patent infringement case against Verance Corporation in the United States District Court for the District of Oregon in connection with Digimarc's patent 6,122,392. In September 2001, Digimarc filed a third patent infringement case against Verance Corporation in the United States District Court for the District of Oregon in connection with Digimarc's patent 6,266,430. In November 2001, Verance Corporation filed counterclaims against Digimarc in the United States District Court for the District of Oregon alleging patent infringement, fraud, and monopolistic activities. On August 1, 2002, Digimarc and Verance Corporation entered into a settlement agreement pursuant to which each dismissed its claims against the other. Additionally, Verance Corporation entered into a royalty-bearing license for the use of Digimarc's patent portfolio in media content management products and services and media information products and services pursuant to which Verance Corporation agreed to pay a license initiation fee and certain minimum guaranteed amounts during the term of the license, including a minimum guaranteed royalty commitment by Verance Corporation to Digimarc in excess of $2 million.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders on May 9, 2002. Three proposals were voted on by the Company's stockholders and the results for each proposal were as follows:

        Proposal 1:    Election of Two Class III Directors

        The election of two Class III directors was approved as follows:

	In Favor	Against	Abstentions	Broker Non-votes
Bruce Davis	13,546,636	2,190,839	0	1,416,490
Brian Grossi	15,473,823	263,652	0	1,416,490

        Proposal 2:    Ratification of the Appointment of the Company's Independent Auditors

        KPMG LLP was ratified as the Company's independent auditors for the fiscal year ending December 31, 2002 with 15,618,036 votes in favor, 115,205 votes against, 4,234 abstentions, and 1,416,490 broker non-votes.

        Proposal 3:    Approval of the Amendment and Restatement of the Company's 1999 Stock Incentive Plan

        The Amendment and Restatement of the Company's 1999 Stock Incentive Plan was not approved with 7,036,851 votes in favor, 8,684,720 votes against, 15,904 abstentions, and 1,416,490 broker non-votes.

Item 6. Exhibits and Reports On Form 8-K

  (a)
  Exhibits.

      See attached Exhibit Index.

  (b)
  Reports on Form 8-K.

      On April 18, 2002, Digimarc filed a current report on Form 8-K, dated April 17, 2002, which included reports under items 5 and 7 thereto, regarding its financial results for the period ended March 31, 2002, including condensed consolidated statements of operations for the periods ended March 31, 2002 and March 31, 2001, and condensed consolidated balance sheets for the periods ended March 31, 2002 and December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: August 14, 2002	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's quarterly report on Form 10-Q filed with the SEC on November 14, 2000).
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's quarterly report on Form 10-Q filed with the SEC on November 14, 2000).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's quarterly report on Form 10-Q filed with the SEC on November 14, 2000).

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
DIGIMARC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX