Form 10-Q
period 2002-09-30
DIGIMARC CORP
filed 2002-11-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBER: 000-28317

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	Delaware 94-3342784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19801 SW 72nd Ave, Ste 250, Tualatin, Oregon 97062
(Address of principal executive offices)

Telephone: (503) 885-9699
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        As of October 31, 2002, 17,526,492 shares of common stock, $0.001 par value per share, of the registrant were outstanding.

DIGIMARC CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2002	December 31, 2001 (1)
ASSETS
Current assets:
Cash and cash equivalents	$41,474	$24,724
Short-term investments	11,509	36,881
Trade accounts receivable, net	10,951	9,838
Unbilled trade receivables	5,161	5,662
Inventory, net	4,945	5,678
Other current assets	2,226	2,280

Total current assets	76,266	85,063
Property and equipment, net	23,874	14,707
Intangibles	27,324	29,438
Other assets, net	747	159

Total assets	$128,211	$129,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,448	$3,404
Accrued payroll and related costs	1,790	1,165
Deferred revenue	2,960	491
Other current liabilities	92	800

Total current liabilities	10,290	5,860
Other long-term liabilities	10	33

Total liabilities	10,300	5,893
Stockholders' equity:
Common stock	18	17
Additional paid-in capital	174,914	173,443
Deferred stock compensation	(1,778)	(3,294)
Accumulated translation adjustment	(87)	—
Warrant	675	675
Accumulated deficit	(55,831)	(47,367)

Total stockholders' equity	117,911	123,474

Total liabilities and stockholders' equity	$128,211	$129,367

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product and subscription	$8,093	$386	$15,226	$1,987
Service	18,421	2,681	50,583	9,022

Total revenue	26,514	3,067	65,809	11,009
Cost of revenue:
Product and subscription	6,399	21	10,005	94
Service	10,876	1,552	29,983	5,170

Total cost of revenue	17,275	1,573	39,988	5,264
Gross profit	9,239	1,494	25,821	5,745
Operating expenses:
Sales and marketing	3,390	2,592	11,157	8,235
Research, development and engineering	2,273	1,581	7,326	4,924
General and administrative	4,744	3,159	16,166	9,583
Restructuring charges, net	—	—	493	—

Total operating expenses	10,407	7,332	35,142	22,742

Operating loss	(1,168)	(5,838)	(9,321)	(16,997)
Other income (expense):
Interest income	215	1,237	838	4,811
Interest expense	(4)	(4)	(44)	(10)
Other	29	(6)	63	(16)

Total other income, net	240	1,227	857	4,785

Loss before provision for income taxes	(928)	(4,611)	(8,464)	(12,212)
Provision for income taxes	—	—	—	—

Net loss	$(928)	$(4,611)	$(8,464)	$(12,212)

Net loss per share—basic and diluted	$(0.05)	$(0.27)	$(0.49)	$(0.73)
Weighted average shares outstanding—basic and diluted	17,461	16,831	17,290	16,629

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,464)	$(12,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,695	1,750
Stock-based compensation expense	1,381	1,503
Other non-cash charges	212	—
Changes in assets and liabilities:
Trade and unbilled accounts receivable, net	(612)	(812)
Inventory, net	733	—
Other current assets	54	(23)
Other assets, net	(326)	—
Accounts payable	2,044	(356)
Accrued payroll and related costs	625	74
Deferred revenue	2,469	(331)
Other current liabilities	(200)	(50)

Net cash provided by (used in) operating activities	4,611	(10,457)
Cash flows from investing activities:
Purchase of property and equipment	(14,009)	(854)
Long-term investments	(300)	—
Sale or maturity of short-term investments	37,976	74,837
Purchase of short-term investments	(12,604)	(44,212)

Net cash provided by investing activities	11,063	29,771
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,607	1,163
Principal payments under capital lease obligations	(531)	(77)

Net cash provided by financing activities	1,076	1,086

Net increase in cash and cash equivalents	16,750	20,400
Cash and cash equivalents at beginning of period	24,724	72,454

Cash and cash equivalents at end of period	$41,474	$92,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$10
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$—	$29

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

        These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

2.    Loss Per Share Computation

        Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of 686 and 843 outstanding stock options and warrants for the three and nine months ended September 30, 2002, respectively, and 1,395 and 1,349 outstanding stock options and warrants for the three and nine months ended September 30, 2001, respectively, are excluded from the calculation of diluted net loss per share for the periods presented as their inclusion would be antidilutive.

3.    Segment Information

        The Company derives its revenue from a single operating segment, secure media solutions. Revenue concentration information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Customer A	*	70%	*	62%
Customer B	*	11%	*	17%
Customer C	19%	*	*	*

*
Less than 10%

4.    Stock-based Compensation Expense Allocation

        Stock-based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $447 and $1,381 was recorded for the three and nine months ended September 30, 2002, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At September 30, 2002, $1,778 of stock-based compensation remains deferred and we expect approximately $446 and $1,332 to be amortized to expense in the remainder of 2002 and all of 2003, respectively.

5.    Commitments and Contingencies

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Plaintiffs seek, among other things, damages in an unspecified amount as well as costs and expenses, including attorneys' fees. Similar complaints have been filed against multiple other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. During the third quarter, settlement discussions were initiated in connection with this litigation. Individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

        In October 2002, Digimarc filed a patent infringement case against Spectra Systems Corporation in the United States District Court for the District of Delaware alleging infringement of Digimarc's patents 5,636,292, 5,745,604 and 6,385,330. The Company intends to prosecute vigorously its claims against Spectra Systems Corporation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(928)	$(4,611)	$(8,464)	$(12,212)
Change in accumulated translation adjustment	(51)	—	(87)	—

Comprehensive loss	$(979)	$(4,611)	$(8,551)	$(12,212)

7.    Restructuring

        The Company recorded restructuring charges that include employee severance costs associated with the June 2002 reduction of 30 positions and costs associated with closing and relocating facilities from Tulsa, Oklahoma to Fort Wayne, Indiana. Gross restructuring charges were zero and $575 related to these actions for the three and nine months ended September 30, 2002, respectively. Excess leased facility cost related to non-cancelable leases included in restructuring charges extend over the next 16 months. As of September 30, 2002, approximately $430 of cash had been paid related to restructuring charges.

        In the second quarter of 2002 the Company adjusted its estimate relating to restructuring charges taken in the fourth quarter of 2001. The Company reduced its remaining restructuring accrual by $82 related to a change in estimate for excess leased facility costs.

8.    Pro Forma Financial Information Related to Acquisitions

        On December 21, 2001, the Company, through DIDS, acquired certain assets used primarily in the United States government identification systems business and foreign government digital identification systems business of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation (collectively known as Large Government Program Identification Business (a division of Polaroid Corporation), or "LGP"). The acquisition was accounted for using the purchase method of accounting. The total purchase price was approximately $61.4 million. The purchase price was allocated to assets acquired and liabilities assumed based on their fair values. Assets acquired consisted primarily of long lived assets including fixed assets and intangibles of approximately $42.1 million, accounts receivable of approximately $13.5 million and inventories of approximately $6.0 million.

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

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Revenue	$65,809	$65,155
Net loss	(8,464)	(9,277)
Net loss per share-basic and diluted	$(0.49)	$(0.56)

9.    Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No., 145, companies will be required to apply the criteria in Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

        Digimarc is a leading provider of digital watermarking technologies that allow imperceptible digital code to be embedded in the printed or digital versions of media content, such as identification documents, commercial and consumer photographs, movies, music, magazine advertisements, catalogs, product packages, identification cards, financial instruments, passports, and event tickets. In addition to a code that can be embedded within various types of media content, our technologies include reader software that, as a resident application on personal computers and other devices, enables the recognition of these embedded codes. Digimarc also is a leading provider of identification card systems to government agencies, which include driver's licenses, voter identification cards and similar systems. We believe our technologies have many potential applications. We are developing products and services and licensing our intellectual property to address what we believe are our four largest near-term market opportunities: the deterrence of digital counterfeiting and piracy; the enhancement of Internet access and navigation; the enhancement and protection of audio and video digital files; and the enhancement of information capture and analysis technology for the defense and intelligence communities.

Critical Accounting Policies and Estimates

        The preparation of condensed consolidated financial statements requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

  Revenue recognition on long-term service contracts:    We recognize revenue and profit as work progresses on long-term, fixed price service contracts (other than our long-term identification and drivers' license production contracts) using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow the percentage-of-completion method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, and approval and monitoring processes. Our estimates of revenue and expenses on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

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

  Impairments and estimation of useful lives of long-lived assets:    We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Inventory valuation:    We reduce the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Reserve for uncollectible accounts receivable:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        The following table presents our statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product and subscription	31%	13%	23%	18%
Service	69%	87%	77%	82%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product and subscription	24%	1%	15%	1%
Service	41%	51%	46%	47%

Total cost of revenue	65%	52%	61%	48%
Gross profit	35%	48%	39%	52%
Operating expenses:
Sales and marketing	13%	84%	17%	75%
Research, development and engineering	9%	51%	11%	44%
General and administrative	18%	103%	24%	87%
Restructuring charges, net	0%	0%	1%	0%

Total operating expenses	40%	238%	53%	206%

Operating loss	(5)%	(190)%	(14)%	(154)%
Total other income, net	1%	40%	1%	43%

Loss before provision for income taxes	(4)%	(150)%	(13)%	(111)%
Provision for income taxes	0%	0%	0%	0%

Net loss	(4)%	(150)%	(13)%	(111)%

Revenue

        Total revenue was $26.5 million and $65.8 million for the three and nine months ended September 30, 2002, respectively, compared to total revenue of $3.1 million and $11.0 million for the three and nine months ended September 30, 2001. The increase in total revenue related predominately to revenue recognized from the acquired assets of DIDS. This revenue is primarily derived from long-term contracts with sovereign governments, and is relatively consistent and predictable over time, although there may be some quarter to quarter variations. The Company has an agreement with a consortium of central banks that accounted for less than 10% of our revenue for the three and nine months ended September 30, 2002 compared to approximately 70% and 62% of our total revenue for the three and nine months ended September 30, 2001, respectively. The consortium has the right to terminate this agreement before the end of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through the end of 2003. We intend to pursue further business with the consortium and may be able to achieve other sources of revenue in future periods by providing additional products and services to them and other related institutions. We also expect to develop new products and services, which we anticipate selling to other customers through a variety of pricing plans, including license fees per document from issuers of documents other than banknotes and from identification document issuers, magazine advertisers and publishers, commercial printers, and other producers of print and digital media. We also expect to develop new products and services for the defense and intelligence sectors. Successful introduction and implementation of these new products and services, if achieved, would significantly change the mix and concentration of our future revenue.

        Product and subscription.    Product and subscription revenue was $8.1 million and $15.2 million for the three and nine months ended September 30, 2002, respectively, compared to $0.4 million and $2.0 million for the three and nine months ended September 30, 2001, respectively. The $7.7 million or 1,997% increase and $13.2 million or 666% increase for the three and nine months ended September 30, 2002, respectively, were primarily related to increased sales to international customers of products related to identification card production. An event-driven sale to an international customer during the quarter accounted for approximately 63% and 33% of product and subscription revenue for the three and nine months ended September 30, 2002, respectively. We also signed new license agreements that accounted for approximately 10% and less than 10% of product and subscription revenue for the three and nine months ended September 30, 2002, respectively. We did not have any sales of such products to international customers in the three and nine months ended September 30, 2001.

        Service.    Service revenue was $18.4 million and $50.6 million for the three and nine months ended September 30, 2002, respectively, compared to $2.7 million and $9.0 million for the three and nine months ended September 30, 2001, respectively. The $15.7 million or 587% increase and the $41.6 million or 461% increase for the three and nine months ended September 30, 2002, respectively, were primarily related to increased revenue related to state identification card and drivers' license contracts. These contracts were acquired in December 2001 with the purchase of DIDS.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs related to goods sold to end-users, Internet service provider connectivity charges, and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $6.4 million and $10.0 million for the three and nine months ended September 30, 2002, respectively, compared to less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2001, respectively. Cost of product and subscription revenue increased sequentially due to a low margin, event-driven sales transaction that occurred during the quarter. The changes relate primarily to increased costs of goods related to event-driven identification card products sold to international customers. Costs and margins associated with product and subscription sales vary from period to period due to product and customer mix.

        Service.    Cost of service revenue primarily includes compensation for field operations personnel, software engineers, quality assurance personnel, product managers and business development personnel, cost of materials used, outside contractors, and travel costs directly attributable to service and development contracts. Cost of service revenue was $10.9 million and $30.0 million for the three and nine months ended September 30, 2002, respectively, compared to $1.6 million and $5.2 million for the three and nine months ended September 30, 2001, respectively. The $9.3 million or 601% increase and $24.8 million or 480% increase for the three and nine months ended September 30, 2002, respectively, were primarily the result of the increased costs related to the support of long-term service contracts with various government agencies to produce identification cards and drivers' licenses. The increased costs include the addition of field operations personnel and materials used to deliver the services. Field operations employees totaled 163 and zero as of September 30, 2002 and 2001, respectively.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations, new product launches, and bid costs for new contracts. Sales and marketing expenses were $3.4 million and $11.2 million for the three and nine months ended September 30, 2002, respectively, compared to $2.6 million and $8.2 million for the three and nine months ended September 30, 2001, respectively. The $0.8 million or 31% increase for the three month period resulted from increased costs of $0.6 million for salaries and employee related costs, $0.1 million for additional administrative costs associated with sales and marketing, and $0.2 million related to decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been allocated to cost of service revenue or capitalized to fixed assets, partially offset by decreased marketing and advertising costs of $0.1 million. The $3.0 million or 35% increase for the nine month period resulted from increased costs of $1.2 million for salaries and employee related costs, $0.3 million in additional contractor and temporary help fees, $0.2 million in additional administrative costs associated with sales and marketing, and $1.8 million related to decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been allocated to cost of service revenue or capitalized to fixed assets, partially offset by decreased marketing and advertising costs of $0.5 million. Sales and marketing employees totaled 64 and 71 as of September 30, 2002 and 2001, respectively.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $2.3 million and $7.3 million for the three and nine months ended September 30, 2002, respectively, compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2001, respectively. The $0.7 million or 44% increase for the three month period resulted from increased costs of $1.7 million related to salaries and employee related costs, $0.8 million related to outside consultants and temporary help, and $0.1 million related to administrative costs associated with research, development, and engineering activities, partially offset by a decrease of $1.9 million related to increased use of research, development, and engineering personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. The $2.4 million or 49% increase for the nine month period resulted from increased costs of $3.9 million related to salaries and employee related costs, $3.0 million related to outside consultants and temporary help, and $0.1 million related to administrative costs associated with research, development, and engineering activities, partially offset by a decrease of $4.6 million related to increased use of research, development, and engineering personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. Research, development and engineering personnel totaled 150 and 83 as of September 30, 2002 and 2001, respectively.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance, information technology and administrative personnel, facilities costs, legal, accounting and other professional fees and depreciation and amortization expense. General and administrative expenses were $4.7 million and $16.2 million for the three and nine months ended September 30, 2002, respectively, compared to $3.2 million and $9.6 million for the three and nine months ended September 30, 2001, respectively. The $1.6 million or 50% increase for the three months ended September 30, 2002 resulted from increased costs of $0.6 million related to salaries and other employee related costs, including travel expenses and $1.3 million related to administrative costs, including depreciation of non-program assets and amortization of intangibles, partially offset by $0.2 million related to the decreased use of contractors and outside consultants and $0.1 million in increased use of general and administrative personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. The $6.6 million or 69% increase for the nine month period resulted from increased costs of $3.0 million related to salaries and other employee related costs, including travel expenses, $0.4 million related to outside contractors and temporary help, and $4.9 million related to administrative costs, including depreciation of non-program assets and amortization of intangibles, partially offset by $1.7 million in increased use of general and administrative personnel to provide services for our revenue generating contracts that were allocated to cost of service revenue or capitalized to fixed assets. General and administrative employees totaled 49 and 31 as of September 30, 2002 and 2001, respectively.

        Restructuring charges.    Restructuring charges include employee severance costs associated with the June 2002 reduction of 30 positions and the cost of abandoned space. Net restructuring charges were zero and $0.5 million for the three and nine months ended September 30, 2002, respectively, compared to zero for the three and nine months ended September 30, 2001. Gross restructuring charges recorded in the three and nine months ended September 30, 2002 were $0.6 million, which were partially offset by a $0.1 million reduction to the restructuring accrual remaining on the books from charges taken in the fourth quarter of 2001. The reduction related to a change in estimate for excess leased facility charges.

        Stock-based compensation.    Stock-based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $0.4 million and $1.4 million was recorded for the three and nine months ended September 30, 2002, respectively, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2001, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At September 30, 2002, $1.8 million of stock-based compensation remains deferred and we expect approximately $0.5 million and $1.3 million to be amortized to expense in each of the remainder of 2002 and all of 2003, respectively.

        Other Income (Expense).    Other income (expense) consists primarily of interest received and paid. Other income (expense) was $0.2 million and $0.9 million for the three and nine months ended September 30, 2002, respectively, compared to $1.2 million and $4.8 million for the three and nine months ended September 30, 2001, respectively. The $1.0 million or 80% decrease and $3.9 million or 82% decrease for the three and nine months ended September 30, 2002, respectively, resulted from significantly lower cash and cash equivalent balance earning interest due to the funds used in purchasing DIDS as well as lower interest rates in 2002.

        Provision for Income Taxes.    We have recognized operating losses since inception and as such have not incurred income tax expense.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash and cash equivalents and short-term investments of $53.0 million, representing a decrease of $8.6 million from $61.6 million at December 31, 2001. Working capital at September 30, 2002 was $66.0 million, compared to working capital of $79.2 million at December 31, 2001. The decrease in working capital is attributable primarily to the cash used for the purchase of property and equipment of $14.0 million.

        The $4.6 million of cash provided by operations in the first nine months of 2002 was positively impacted by depreciation and amortization of $6.7 million, an increase in deferred revenue of $2.5 million, an increase in accounts payable of $2.0 million, non-cash charges related to stock-based compensation of $1.4 million, a decrease in inventory (net) of $0.7 million, and an increase in payroll-related accruals of $0.6 million. Cash provided by operations in the first nine months of 2002 was negatively impacted by a net loss of $8.5 million and an increase in trade and unbilled accounts receivable (net) of $0.6 million. The $10.5 million of cash used in operations in the first nine months of 2001 was positively impacted by depreciation and amortization of $1.8 million and non-cash charges related to stock-based compensation of $1.5 million. Cash used in operations in the first nine months of 2001 was negatively impacted by a net loss of $12.2 million and an increase in trade and unbilled accounts receivable (net) of $0.8 million.

        The $11.1 million of cash provided by investing activities for the nine months ended September 30, 2002 related primarily to the sale or maturity of $38.0 million in short-term investments, offset by the purchase of $12.6 million in short-term investments and the addition of $14.0 million of property and equipment. Investing activities provided cash of $29.8 million for the nine months ended September 30, 2001 related primarily to $74.8 million of sales or maturities in short-term investments offset by $44.2 million of purchases of short-term investments.

        The $1.1 million of cash provided by financing activities related primarily to proceeds from the issuance of stock for $1.6 million related to the employee stock option and employee stock purchase plans, partially offset by $0.5 million of principal payments under capital leases. Financing activities provided cash of $1.1 million for the nine months ended September 30, 2001 primarily as a result of the issuance of stock for $1.2 million related to the employee stock option and employee stock purchase plans, partially offset by $0.1 million of principal payments under capital leases.

        We have computers and office equipment financed under long-term capital leases that expire over the next 23 months. As of September 30, 2002, we had an outstanding balance of approximately $0.1 million of capital lease obligations. Other significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.5 million as of September 30, 2002, and are payable in monthly installments through October 2010.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We may not be able to obtain additional financings or credit facilities, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a company will report the expenses related to restructuring. SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the requirements and impact of this standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

Risks Related to Our Business

Uncertainties associated with the integration of the Digimarc ID Systems business into our existing business could cause an interruption or loss in momentum in our existing business and operating activities and the business and operating activities of the business acquired and, if material, might harm us

        The integration of the operations of Digimarc ID Systems, LLC (collectively referred to as "DIDS") and its subsidiaries into our business involves a number of risks, including:

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

  •
  Difficulties associated with successfully combining the different corporate cultures of Digimarc and DIDS;

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

  •
  Difficulties common to the assimilation of new management personnel with disparate business backgrounds into an existing business; and

  •
  Difficulties in maintaining consistent standards, controls, procedures and policies across a larger business with various new focuses.

        The process of integrating DIDS' operations could cause an interruption or loss in momentum in our business and operating activities and, if material, could harm our business. Moreover, in the course of the integration and transition effort, we may discover facts or circumstances that were not known or apparent prior to the date we acquired the assets from Polaroid Corporation, Polaroid ID Systems, Inc. and some other affiliated entities of Polaroid Corporation or during our due diligence review of these assets prior to the acquisition. These facts and circumstances could result in delays or interruptions in the integration and transition and may have other negative effects which, if material, could adversely affect our business.

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

        While we have completed three quarters of transition activities, these activities and the risks associated with them will continue through the fourth quarter. We believe that most activities associated with the transition of the business and its integration into the Company will be completed by the end of the year, and that any lingering issues will be reflected in the 2003 expected results.

        While many of the transition activities are nearing completion, the aggregate amount of additional expenses, if any, is not yet determinable, but could be significant. In addition, we cannot assure you that we will not incur additional charges in subsequent quarters to reflect costs associated with the integration of DIDS' operations. Adverse developments could include employee turnover, problems in integrating new financial and information systems, problems associated with the relocation to new office space, and remaining film and other dependencies involving Polaroid. While we are not aware of specific problems or associated risks at this time, any remaining costs that exceed our expectations could materially affect our business, financial condition, and results of operations.

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

We have a history of losses and expect future losses and we cannot assure you that we will achieve profitability

        We have incurred significant net losses since inception and we expect to incur a loss for the 2002 fiscal year in light of our planned operating expenditures. We incurred net losses of $19.2 million in 2001. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of September 30, 2002 was approximately $55.8 million. In order to achieve profitability, we will need to generate significantly higher revenue than we have in prior years. Even if we ultimately achieve profitability, we may not be able to sustain or increase our profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

Because some of our revenue models relating to anticipated products and services are under development and the corresponding anticipated products and services may fail to attract or retain customers, we cannot assure you that anticipated products and services will generate or sustain revenues

        Our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, and images distributed on the Internet. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright communication, from Secure Document applications and from Media Commerce applications. Beginning in 2002 and into the future, we have seen, and we anticipate, that an increasing share of our revenue will be from security related applications in the government and commercial market areas (including identification systems) and from sales of other applications of our digital watermarking technologies (including to the defense and intelligence communities). We have not fully developed revenue models for our future applications. In addition, because these products are not yet fully established in the marketplace and because these products will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and product marketing that have been developed and that are being developed currently for these products will be accepted. We cannot assure you that our anticipated products and services will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermarking companies in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

The loss of any large contract may seriously harm our business, operating results and financial condition

        We have historically derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Revenue from products and services provided to this significant customer accounted for 56% of our total revenue in 2001. With the acquisition of DIDS, revenue generated from the consortium is expected to significantly decrease as a percentage of our total revenue and, in fact, has dropped below 10% for the current fiscal year to date; however, the loss of this consortium as a customer could harm our business, operating results and financial condition. The consortium has the right to terminate the agreement prior to the expiration of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through at least 2003, which concludes the current agreement with the consortium of banks. While we are optimistic that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

        Separately, contracts between state government agencies and DIDS generally have a three to five year term, after which the government agency can re-open the contract for bidding. To the extent that some of these contracts generate significant revenue for us, the loss of any one or more of them may seriously harm our business, operating results and financial condition.

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

Our new revenue sources are tied largely to the government procurement process that is subject to potential delay and unpredictability

        Both our government programs business and personal identification systems business derive substantial portions of their revenue from government contract awards. Moreover, in our personal identification systems business, aggregate revenue amounts often are subject to significant swings resulting from large, event-driven activities which occur from time to time, such as voter registration programs. Additionally, many contracts in our government programs business and personal identification systems business are awarded based on a bid or request for proposal process. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Such a shift, which is outside of our control, could result in bookings sliding out of the forecasted quarter. Furthermore, these government contracts result from purchasing decisions made by public sector agencies that are often subject to political influence, onerous procurement procedures, budget changes, appropriations cycles and award protests. Any change in purchasing decisions would have an impact on the predictability of our quarterly results and may potentially have a material negative effect on our financial position, results of operation or cash flows.

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

The markets for digital watermark applications are new and developing

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The markets for products and services using digital watermarks are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and rapidly evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. It is difficult to predict the future growth rate, if any, and ultimate size of these markets or our anticipated future markets. We cannot assure you that new markets for our products and services will develop or that our existing markets will grow.

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

        As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

        We have registered "DIGIMARC", "MARCSPIDER", "MARCCENTRE", "PICTUREMARC" and the "D" logo as trademarks in the United States and some other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. We also have trademark rights with respect to "MediaBridge" and are pursuing registration of this mark in the United States and other countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademarks "Digimark" and "Mediabridge" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have successfully co-existed with these other companies, we cannot assure you that this situation will continue. If we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity, and our business would suffer.

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

Our products could have unknown defects or errors

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

        During the third quarter, DIDS completed efforts in a number of jurisdictions to finish projects or correct defects that had been identified during the acquisition process. Those projects have proceeded well. Nonetheless, there may be additional issues or defects that we have not yet identified that may require significant efforts and resources to correct.

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of September 30, 2002 we had 426 employees and 93 contract workers, although we carried out reductions in workforce in June 2002 and we anticipate additional reductions in workforce through the end of the current fiscal year. To manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. Additional growth of our product lines or business could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed.

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

If we are not able to retain, hire or integrate qualified personnel, our business may be harmed

        Our ability to successfully develop, market and sell our applications and products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing and operations personnel in the future. In addition, because our business is based on our patented technology, which is unique and not generally known, new employees will require substantial training, which will require significant resources and management attention. Competition for experienced personnel in our market segments can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our business could be harmed. In June 2002 and October 2001, we implemented reductions in our workforce. We do not believe these reductions in our workforce have had a material adverse affect on our operations. However, these reductions in workforce may make it difficult for us to recruit necessary personnel in the future. In December 2001, as part of our acquisition of DIDS, we hired 186 people formerly employed by Polaroid Corporation, Polaroid ID Systems, Inc. or some other affiliated entities of Polaroid Corporation. If we are unable to attract or retain qualified personnel in the future, successfully integrate and retain the DIDS employees, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

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

  •
  Bar codes—visible data-carrying code.

        In addition, as we more broadly apply our technologies to the Internet through the Digimarc MediaBridge system and other new commercial solutions applications, we may begin to compete with a wide range of other types of companies beyond those companies using digital watermarking technologies and alternative technologies. Moreover, many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share in our target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

        We cannot assure you that we will be able to compete successfully against current or future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures we face will not harm our business, operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2001 have not changed materially.

Item 4. Controls and Procedures.

        Within the 90-days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

        There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

        It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement. Plaintiffs seek, among other things, damages in an unspecified amount as well as costs and expenses, including attorneys' fees. Similar complaints have been filed against multiple other issuers that have had initial public offerings since 1998. The Company intends to defend these actions vigorously. During the third quarter, settlement discussions were initiated in connection with this litigation. Individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Although no assurance can be given that this matter will be resolved favorably, the Company believes that the resolution of these lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

        In October 2002, Digimarc filed a patent infringement case against Spectra Systems Corporation in the United States District Court for the District of Delaware alleging infringement of Digimarc's patents 5,636,292, 5,745,604 and 6,385,330. The Company intends to prosecute vigorously its claims against Spectra Systems Corporation.

Item 6. Exhibits and Reports On Form 8-K

  (a)
  Exhibits.

    None.

  (b)
  Reports on Form 8-K.

    On August 14, 2002, Digimarc filed a current report on Form 8-K, dated the same date, which included a report under Item 9 thereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: November 14, 2002	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

        I, Bruce Davis, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Digimarc Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                      /s/  BRUCE DAVIS
                      Bruce Davis
                       Chief Executive Officer

CERTIFICATION

        I, E.K. Ranjit, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Digimarc Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                      /s/  E.K. RANJIT
                      E.K. Ranjit
                       Chief Financial Officer

QuickLinks

DIGIMARC CORPORATION TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
DIGIMARC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION