Form 10-K
period 2002-12-31
DIGIMARC CORP
filed 2003-03-31
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-28317

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3342784 (I.R.S. Employer Identification No.)
19801 SW 72nd Ave, Ste 250, Tualatin, Oregon 97062 (Address of principal executive offices) (Zip Code)
(503) 885-9699 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price for the Common Stock on The Nasdaq National Market on the last business day of the registrant's most recently completed fiscal second quarter (June 28, 2002), was approximately $148.8 million. Shares of Common Stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

        As of February 28, 2003, there were 17,664,966 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its 2003 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, and 13 of Part III of this Annual Report on Form 10-K. The registrant will file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

        This Annual Report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risks Related to Our Business," "Risks Related to Our Markets" and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update this information.

ITEM 1: BUSINESS

Overview

        Incorporated in 1995, Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices.

        We also are a leading supplier of secure personal identification systems. We supply the issuance systems for the majority of driver licenses produced in the United States ("U.S.") and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

        The majority of our revenues come from multi-year contracts with government agencies, including U.S. state departments of motor vehicles, federal agencies, and central banks.

        Since the introduction of our first watermarking product in 1996, we have built a broad technology platform with a wide range of applications. Our initial products were designed to help photographers and stock photography agencies deter the use of commercially-available imaging software to produce unauthorized high quality copies of their photographs. We later developed image commerce applications that allowed our customers to use the persistent copyright data in their photographs to track the display of these photographs in various places on the Internet and provide direct linking from the photographs to electronic licensing sites, permitting enhanced surveillance for market research, copyright enforcement, and greater convenience in licensing.

        In 1997, we began development of a system to deter the use of personal computers in counterfeiting banknotes and also began work on a solution that would deter movie piracy, both based on our core digital watermarking technologies. The banknote anti-counterfeiting project continues to be a significant element of our business and financial performance. The anti-piracy initiative evolved into a consortium known as the "VWM group" that includes several leading consumer electronics and information technology companies. The proposed anti-piracy solution by the VWM group is being considered by various industry standards organizations, but has not yet been adopted.

        Shortly thereafter, we began developing an innovative marketing use of our technology in printed materials, which we refer to as "Digimarc MediaBridge". The MediaBridge system began operation in the summer of 2000. It enables imperceptible digital codes to be embedded within printed media, such as magazine advertisements and articles, direct mail, coupons, product packaging, stationery and envelopes, trading cards, catalogs, credit cards, bank cards and business cards. When recognized by web cameras or scanners enabled by our patented reader technology, the embedded codes automatically link the user directly to the specific Internet destination chosen by the producer of the printed media.

        In December, 2001, we acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business or "LGP"). LGP provided secure personal identification card systems to the majority of state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. LGP was integrated into Digimarc through Digimarc ID Systems, LLC and its affiliates. Following the acquisition of LGP, the personal identification systems business has become our dominant source of revenue.

        Financial information about geographic areas is incorporated by reference to Note 8 of our consolidated financial statements set forth on pages F-1 to F-24 of this Annual Report on Form 10-K.

        We make available through our website at www.digimarc.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such materials with the Securities and Exchange Commission.

        A summary of our current product and service offerings and licensing activities is listed below:

Products, Services and Licensing

        We have aligned our management with five growth opportunities: secure personal identification systems; financial systems; defense and intelligence; commercial solutions; and licensing.

Secure Personal Identification Systems

        Digimarc is the leading supplier of U.S. state driver license issuance systems. At December 31, 2002 we had contracts with the majority of U.S. state driver license issuing authorities to supply and maintain their driver license issuance systems. We also have relationships with various non-U.S. government agencies regarding the production of identification cards, including driver licenses, voter identification cards, and national identification cards.

        In the United States, we are generally the prime contractor, providing full issuance systems to state departments of motor vehicles. In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances.

        In December 2002, we announced the initial deployment of a large scale facial biometrics system to the Colorado Department of Revenue ("Colorado DOR"). Under their enhanced license issuance program, selected driver license applicants are compared with more than 10 million Colorado DOR records on file to identify possible duplicates and aid in investigation of identity fraud. Colorado has been using Digimarc and LGP's technology since 1994 to issue over 1.2 million driver licenses annually.

        We recently began marketing various enhancements to the security of identification documents enabled by digital watermarking. In addition to driver licenses, we have been working with various U.S. and non-U.S. governmental authorities and third party suppliers to develop and deploy applications to secure and enhance the security of traveler identification documents.

Financial Systems

        We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with an international consortium of leading central banks related to deterring the use of personal computers in the counterfeiting of banknotes. This agreement accounted for the majority of our revenues in 2001 and 2000. It now accounts for less than 10% of revenues due to the LGP acquisition. We intend to pursue opportunities to expand our relationship with the consortium and individual central banks and security printers to develop other sources of revenue. We are also pursuing opportunities in the broader banking and financial services industry to address anti-fraud needs of financial institutions with our digital watermarking and related technologies.

Defense and Intelligence

        In 2002, we began working with U.S. government agencies, including the Air Force Research Laboratory Information Directorate in Rome, New York in matters relating to national defense.

Commercial Solutions

        Our commercial solutions address a range of needs, including: communicating copyrights, enabling online licensing, and facilitating digital rights and asset management for photographs; deterring counterfeiting, tampering, and diversion of consumer packaged goods; and authenticating and deterring counterfeiting and fraud against secure personal identification documents.

        Digimarc ImageBridge watermarking solutions provide notice of copyrights and enhance licensing opportunities for producers and distributors of commercial photographs. ImageBridge is available in a variety of configurations, including plug-ins bundled with image-editing products from leading suppliers such as Adobe, JASC and Corel. The plug-ins enable embedding, and automatic detecting and reading, of digital watermarks in images, allowing photographers, web designers, stock photo agencies and other image distributors to identify and license copyrighted materials. Software development kits are available to facilitate integration of ImageBridge technology into third party rights and asset management products and enterprise applications. Revenues from this product line are primarily from subscriptions to the ImageBridge service, which provides registry and linking capabilities. We also offer subscriptions to an Internet search service called MarcSpider which searches parts of the public Internet for our watermarks, reporting to the owner when and where they were found. MarcSpider gives Web content developers, photographers, stock photography agencies, and publishers of entertainment, sports and news images the means to track dissemination of images and to enforce copyrights and licenses.

        Digimarc MediaBridge provides the means to link directly from printed materials, including product packaging, stationery and envelopes, trading cards, magazine advertisements, articles, covers and subscription cards, direct mailers, debit and credit cards, greeting cards, coupons, catalogs, tickets and business cards, to specific Internet sites by showing the enabled document to an imaging device, such as a web camera or other imaging device, equipped with our reader software. MediaBridge has not yet attained significant adoption. Development of the market for MediaBridge applications is largely dependent on broad scale adoption and use of web cameras and other imaging devices connected to networks. In the long term, we believe that Digimarc MediaBridge will create new communications capabilities for media content that can promote and enhance e-commerce.

        Digimarc Excalibur is our newest commercial solutions application. It is intended to deter counterfeiting, tampering, and diversion of consumer packaged goods. We have been engaged in research and development with International Paper and others in the packaging market for several years. Initial marketing efforts began in late 2002. Excalibur is designed to help inspectors to quickly and easily determine if a suspect package is authentic. This covert packaging security feature can also be used for source tracking for in-channel inspection and forensic analyses. With Excalibur copy detect technology there are no associated physical material costs, equipment overhead or special inventory tracking of inks and laminates.

Licensing

        We license our technology and patents for a variety of applications relating to video, audio, image content, and printed materials:

        In video, we participate in an initiative known as the "VWM group," comprised of Macrovision Corporation, Koninklijke Philips Electronics N.V., Sony Electronics, Hitachi, NEC, and Pioneer, that is proposing a solution to help motion picture studios to protect their copyrights and enable new business models. The proposed copy prevention and play control solution would protect video programming on videocassettes, DVDs, or cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. In another video watermarking application, Digimarc has licensed Philips' Video Watercast System for video broadcast monitoring, asset management, copyright communication, forensic tracking, remote triggering, and other uses in consumer electronics products.

        In audio, we have licensed to Verance Corporation use of digital watermarking for copy prevention and play control solutions to protect music and other audio content, akin to protection of movie copyrights described above. We also licensed to Verance Corporation use of our technology for broadcast verification of television and radio advertising, programs, and music. Separately, we have issued licenses to Activated Content for forensic tracking of pre-release music and issued licenses to Koninklijke Philips Electronics N.V. for audio watermarking applications.

        In digital imaging and printed materials, we have a number of licensees, including: Signum Technologies which is licensed for copyright communication and authentication solutions; and DigiTreal in Korea which is licensed for MediaBridge-style solutions in its local market.

Technology and Intellectual Property

        We are a leading owner of intellectual property relating to digital watermarking and a leading supplier of commercial applications of this technology. Our watermarking and related technologies are supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures.

        Various methods for embedding digital codes within video, audio, and images, whether such content is rendered in analog or digital formats, form the foundation of our intellectual property. The digital codes are embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to create these codes is so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The message can survive most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing. We have developed a variation of our core technology that is intentionally not robust to such common actions, for use in authentication solutions.

        To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies upon a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. As a result, we have established one of the world's most extensive patent portfolios in the field of digital watermarking, personal identification, and related technologies, holding rights to 78 U.S. issued patents with over 300 U.S. patent applications on file as of December 31, 2002. Based on a review of published patents, we believe that we hold some of the earliest invention dates on issued patents in the field of digital watermarking. We also own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies. We seek to protect new product applications through existing patents and patent applications and filings for new patents.

        We continue to develop and broaden our portfolio of patented technologies, including digital watermarking and related applications and systems, and other technologies related to secure personal identification systems acquired in the LGP acquisition.

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

Competition

        The markets in which we compete are diverse. We face competition in the overall digital watermarking market as well as in each of the market segments where our products and services compete. In many cases, we are seeking to exploit market opportunities that are emerging, highly competitive, fragmented and characterized by rapidly changing technology and evolving standards. In others, we face entrenched competition with greater financial and operational resources.

        We believe that the principal competitive factors in the markets for our products are functionality, interoperability with major hardware and software platforms, and the costs, time to implement, and support services associated with the installation of new products and services. We have experienced and expect to continue to experience competition from enterprises in high-technology industries that are developing watermarking capabilities of their own, many of whom have significantly greater financial, technical and marketing resources than we have.

        Digimarc's major competition in digital watermarking comes from the internal development efforts at consumer electronics, imaging, and information technology companies such as Canon, Sony, Philips, NEC, IBM, Microsoft, Matsushita, HP, Kodak, and Toshiba. Our watermarking technology competes with a variety of alternative technologies. In audio and video entertainment, copyright protection applications of our licensees compete with a variety of digital rights management solutions from companies such as Microsoft, Toshiba, News Corporation, and Fidelio (a Sony/Philips-led acquisition of InterTrust).

        Competition in personal identification systems comes from systems integrators, such as IBM, Unisys and Viisage; security printers such as De La Rue; card and materials manufacturers, such as Datacard and 3M; and biometrics vendors, such as Sagem Morpho. As the digital identification market receives more attention due to general security concerns in the United States and abroad, additional competitors may enter the market. The global market for secure personal identification systems is complex. In non-U.S. markets, depending on circumstances, our partners may compete with us and our competitors may partner with us. In some situations, we compete with vendors of "smart cards" containing embedded computer chips. The secure personal identification cards that we produce generally do not contain such chips, although we have the capacity to produce smart cards if requested by customers.

        Most competition in secure documents, including but not limited to secure personal identification and banknotes, comes from traditional security features, such as holograms, laser engraving, security threads, special inks, and laminates; and machine-readable features, such as Scrambled Indicia, radio frequency identification tags, two dimensional barcodes, Glyphs from Xerox, conductive inks, and data-carrying magnetic stripes. Our products compete with products containing such features for a share of the document production budget established by customers for security features.

        Our current and potential competitors, irrespective of the technology they use or intend to use, may have well-established relationships with current and potential customers of ours, extensive knowledge of the markets targeted by us, better name recognition, and more extensive financial, development, sales and marketing resources than we have. Therefore, our competitors' technology, products and services may achieve greater market acceptance than those offered by us.

        Our business generally is characterized by extensive research efforts and rapid technological change. To remain competitive, we need to continue research on enhancing the cost effectiveness and breadth of application of our watermarking algorithms and embedding and detection technologies. Company-sponsored research, development and engineering expenditures for 2002, 2001, and 2000 were $9.1 million, $6.8 million, and $4.3 million, respectively. We also incur research, development, and engineering costs that are reported as part of cost of revenue as they relate to products and services provided to third parties. In addition, investments associated with protection and enforcement of our intellectual properties (included in general and administrative expenses) were $3.5 million, $4.0 million, and $2.1 million for 2002, 2001, and 2000, respectively.

Employees

        As of December 31, 2002, we had 402 full-time employees, including 59 in sales, marketing, technical support and customer support; 148 in research, development and engineering; 49 in finance, administration, information technology and legal; and 146 in field operations. We also had 51 contract workers at December 31, 2002. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Risks Related to Our Business

Uncertainties associated with the integration of the Digimarc ID Systems business into our existing business could cause an interruption or loss in momentum in our existing business and operating activities and the business and operating activities of the business acquired and, if material, might harm us

        The integration of the operations of Digimarc ID Systems, LLC and its affiliates (collectively referred to as "DIDS") into our business involves a number of risks, including:

  •
  Problems associated with integrating operations and personnel of DIDS into Digimarc;

  •
  The loss of resources for our existing business resulting from the diversion of these resources to facilitate the integration of DIDS into Digimarc;

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

  •
  Replacing fidelity and performance bonds previously held by Polaroid with Digimarc bonds; and,

  •
  Consolidation of some of DIDS' operations in the Fort Wayne, Indiana facility.

        While we have completed a full year's worth of transition activities, these activities and the risks associated with them will continue through the next few quarters.

        While many of the transition activities are complete or nearing completion, the aggregate amount of additional expenses, if any, is not yet determinable, but could be significant. In addition, we cannot assure you that we will not incur additional charges in subsequent quarters to reflect costs and residual risks associated with the integration of DIDS' operations. Adverse developments could include employee turnover, problems in integrating new financial and information systems, problems associated with the relocation to new office space, and remaining film and other dependencies involving Polaroid. Any remaining costs that exceed our expectations could materially affect our business, financial condition, and results of operations.

We may not realize the synergistic, strategic, and financial benefits expected from the acquisition of DIDS

        We cannot assure you that we will realize the synergistic, strategic and financial benefits sought through the acquisition of DIDS. Although we view this acquisition as an opportunity to significantly enhance the security and usefulness of drivers' licenses and other DIDS products, we cannot assure you that we will be successful in combining our current technological applications and product offerings with those of DIDS or that the combined product offerings will be acceptable in the marketplace. Factors that could affect acceptance of these combined product offerings are changes in government regulations and industry standards, and increased competition from DIDS' competitors who may develop superior or alternative technology that is more widely acceptable in the marketplace. We cannot assure you that, if we fail to realize the synergistic, strategic and financial benefits sought through the acquisition of DIDS, the resulting effect will not harm our business, operating results and financial condition.

We have a history of losses and we cannot assure you that we will achieve profitability

        We have incurred significant net losses since inception and incurred net losses of $8.7 million in 2002. We have not been profitable and cannot assure you that we will realize sufficient revenue to achieve profitability. Our accumulated deficit as of December 31, 2002 was approximately $56.1 million. In order to achieve profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to those higher revenues. Even if we achieve profitability, we may not be able to sustain or increase our profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

Because some of our revenue models relating to anticipated products and services are under development and the corresponding anticipated products and services may fail to attract or retain customers, we cannot assure you that anticipated products and services will generate or sustain revenues

        Our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, and images distributed on the Internet, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenues will be from government and private sector customers for security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to government and private sector customers. We have not fully developed revenue models for our future applications and licensing endeavors. In addition, because some of our products and services are not yet fully established in the marketplace and because such products and services will be sold in new and undeveloped markets, we cannot be certain that the pricing structure and marketing for them will be effective. We cannot assure you that our anticipated products and services and licensable intellectual property will be able to compete effectively against other alternative technologies in our target markets or that we will be able to compete effectively against current or future digital watermarking suppliers in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not be sustainable over time, and as a result, our business, operating results and financial condition may seriously be harmed.

The loss of any large contract may seriously harm our business, operating results and financial condition

        Contracts between government agencies and DIDS have varying duration, averaging four to five years in length, after which the government agency can re-open the contract for competitive bidding. If we were to lose a contract, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of tangible or intangible assets related to the customer. The loss of one or more large contracts with governmental agencies may seriously harm our business, operating results and financial condition.

        We have historically derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Since the acquisition of DIDS, revenue generated from the consortium has decreased as a percentage of our total revenue to below 10% for 2002. Nevertheless, the loss of this consortium as a customer could harm our business, operating results and financial condition. The consortium has the right to terminate the agreement prior to the expiration of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through at least 2003, which concludes the current agreement with the consortium of banks. While we believe that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

        Under the terms of our agreement with the consortium, we are obliged to keep the identity of the participating banks, design of the system and timetable for deployment confidential. Any change in our relationship with the consortium, including any actual or alleged breach of the contract by either party or the early termination of, or any other material change in, the agreement could seriously harm our business, operating results and financial condition.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third-party partners

        Some of the products, services, and licensing of intellectual property that we intend to provide in the future will rely on the successful implementation of our technology, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our business, operating results and financial condition could be seriously harmed. In addition, if our technologies do not perform according to market expectations, our business may be seriously harmed.

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

A significant portion of our business depends on large public sector contracts, which can be terminated at the convenience of the government authority, are subject to a variety of requirements and influences and may only result in one-time revenue without potential for renewal

        A significant portion of our business depends on a limited number of large public sector contracts. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. Further, some government contracts may be one-time events, such as in the case of some personal identification systems in foreign markets involving voter registration programs. In such cases, we may generate substantial revenues without renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance or fidelity bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can impact the predictability of our quarterly results and may potentially have a material negative effect on our financial position, results of operation or cash flows.

The majority of our revenues are subject to government procurement processes that are subject to unpredictable delays or unexpected changes

        We derive substantial portions of our revenue from government contracts which are subject to periodic open competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many U.S. state customers are facing budget cuts, and some international customers are facing debt crises, introducing added uncertainty. Any shift in the government procurement process, which is outside of our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results and may potentially have a material negative effect on our financial position, results of operation or cash flows.

Our future quarterly operating results may not meet analysts' expectations and may fluctuate significantly, which could adversely affect our stock price

        Our quarterly operating results have fluctuated significantly in the past and may do so in the future. Our operating results are difficult to forecast because of our limited operating history. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

        Our quarterly results may fluctuate in the future as a result of several factors, many of which are outside our control, including:

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

  •
  The costs and timing of completing the integration of DIDS into our existing business;

  •
  The unpredictability and irregularity of our revenue from government contracts due to political, budgetary appropriations, purchasing and delivery constraints;

  •
  The timing of future licensing revenue;

  •
  The costs associated with marketing arrangements that we enter into during early market development; and,

  •
  The failure or delay in efforts to establish industry standards involving watermarking.

        In addition, because the markets for certain of our products and services are new and rapidly evolving, it is difficult for us to predict certain aspects of our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our expectations regarding developments involving counterfeiting and piracy, as well as other security and intelligence needs, and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions prove inaccurate, our revenue and operating results will fluctuate from our anticipated results.

The markets for digital watermark applications are new and developing

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The markets for products and services using digital watermarks are evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. It is difficult to predict the future growth rate, if any, and ultimate size of these markets or our anticipated future markets. We cannot assure you that new markets for our products and services will develop or that our existing markets will grow.

We may not be able to adequately protect our intellectual property, and we may be subject to infringement claims

        Our success depends in part on licensing our proprietary technologies. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed.

        As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly in non-U.S. countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

        Effective protection of intellectual property rights may be unavailable or limited, both in the United States and in non-U.S. countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both inside the United States and in various countries outside the United States. However, we cannot assure you that pending patents will be issued or that issued patents will be valid or enforceable. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights we hold.

        Some of our contracts include provisions assuring non-infringement of third party intellectual property rights. If an infringement arose in a context governed by such a contract, our exposure could be large and our business could be materially harmed.

        We are the exclusive licensee under some third party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we do not currently rely on these technologies for our core products, we may in the future.

        We have registered "DIGIMARC", "MARCSPIDER", "MARCCENTRE", "MEDIABRIDGE", "PICTUREMARC" and the "D" logo as trademarks in the United States and some other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademark "Digimark" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have put in place formal arrangements for co-existence with one of these unrelated companies, and while we have co-existed successfully to date with the others, if we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity, and our business would suffer.

        As more companies engage in business activities relating to digital watermarking and develop intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties' intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of our technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation. In addition, we offer indemnification against intellectual property infringement for some contracts to which we are a party. If a claim were made under such an indemnity provision, we could incur significant expense.

The security systems that we use in our proprietary technologies and in our business may be circumvented by third parties, which could damage our reputation and disrupt our business

        Many of our products and services involve the embedding of digital code in media content that is imperceptible in normal use but that can be read by digital devices. The success of these products and services depends on the security of our media commerce, anti-counterfeiting and piracy systems, self-authentication solutions, and supporting infrastructure. Security breaches of these systems and solutions could damage our reputation and expose us to a risk of loss or litigation and possible liability. The security measures that we use may not prevent security breaches, and failure to prevent these security breaches may disrupt our business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or otherwise damage our products, services and reputation and the properties of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts.

        We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes

        Products and systems as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in existing or new products, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service and warranty costs, any of which could materially harm our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. The performance of these products typically involves working with sophisticated software, computing and communications systems. Our inability to meet customer expectations or project milestones in a timely manner could also result in a loss of, or delay in, revenue, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

        Because many customers rely on our products for critical security applications, defects or errors in our products or services might discourage customers from purchasing future products and services. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions are sometimes not included and may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

        During 2002, DIDS engaged in activities in a number of jurisdictions to finish projects begun prior to our acquisition of LGP or correct legacy defects from installations prior to the LGP acquisition that were identified during or since the acquisition process as needing remedial action. We have made considerable progress with regard to these activities. Nonetheless, there may be additional issues or defects that we have not yet identified that may require significant efforts and resources to correct and that would cause us to divert resources away from other purposes.

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of December 31, 2002 we had 402 employees and 51 contract workers. During the year, we made a number of modifications to the workforce, including termination and reassignment of a significant number of employees. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. Less than optimal rates of growth of our product lines and areas of business may require further restructuring from time to time which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs, and our business could be harmed.

If there is a sustained downturn in purchases or adoption of new technologies, our business may be harmed

        Our growth plans assume, in part, that new technologies will gain widespread market acceptance and be purchased by a growing number of customers. If there is a sustained downturn in purchases or adoption of new technologies, we may be unable to realize anticipated future revenue and our business could be materially harmed.

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may impair our financial performance as a result of doing so

        From time to time we have discussions with third parties about potential acquisitions. If appropriate opportunities present themselves, we may attempt to acquire other businesses or technologies. We may not be able to identify, negotiate or finance any future acquisition successfully. Other than the acquisition of DIDS, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business or technology with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible and other assets, any of which might negatively affect our financial results and cause our stock price to decline. Our due diligence of acquired companies may fail to reveal material risks or liabilities. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

We depend on key employees for our future success

        Our success depends to a significant extent on the performance and continued service of our senior management. Most of our senior management do not have an employment agreement. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. In addition, we currently have key person life insurance only on Bruce Davis, our chairman and chief executive officer, and Geoffrey Rhoads, our chief technology officer and one of our directors. The loss of the services of any of our senior management or any of our other key employees could harm our business.

If we are not able to retain, hire or integrate qualified personnel, our business may be harmed

        Our ability to successfully develop, market, sell and license our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing, and operations personnel in the future. Our business is based on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our market segments can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our business could be harmed.

Our promotion of the Digimarc brand must be successful in order for us to attract users and other strategic partners

        We believe that establishing and maintaining our brand is important to our success and that the importance of brand recognition will increase due to the growing number of technologies that compete with our watermarking technologies and the increasing number of competitors offering technologies similar to ours. If our brand-building strategy is unsuccessful, the effort and expenses spent may never be recovered, we may be unable to increase our future revenue and our business could be seriously harmed.

Anti-takeover provisions in our charter documents could prevent or delay transactions from occurring that could be profitable for our stockholders

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

Risks Related to Our Markets

If we are unable to respond to regulatory or industry standards effectively, our business could be harmed

        Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and statutory standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. If we are unable to influence or respond to these standards effectively, our business could be harmed.

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

If leading companies in our industry or standard setting bodies or institutions downplay, minimize, or reject the use of watermarking, our business could be harmed

        Many of our business endeavors, from our work for the consortium of banks to our licensing of intellectual property in support of audio and video applications, can be impeded or frustrated by larger, more influential companies or by standard setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may make achieving our business objectives difficult or impossible, harming our business as a result.

Our markets for digital watermarking applications are highly competitive

        The markets for digital watermarking applications are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business models are new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

  •
  Encryption—securing data during distribution using a secret code so it cannot be accessed except by authorized users;

  •
  Containers—inserting a media object in a wrapper, which prevents the media object from being duplicated;

  •
  Dataglyphs—a slight visible modification of the characteristics of an image or document that is machine-readable;

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

  •
  Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to uniquely identify an image or track, or authenticate the image or track;

  •
  Smart cards—badges and cards including a semiconductor memory and/or processor used for authentication and related purposes; and

  •
  Bar codes—data-carrying code, typically visible in nature (but invisible if printed in ultraviolet- or infrared-responsive inks).

        In addition, as we more broadly apply our technologies to the Internet through new commercial solutions applications, we may begin to compete with a wide range of other types of companies beyond those companies using digital watermarking technologies and alternative technologies. Moreover, many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress in target markets. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

        New developments are expected to continue, and we cannot assure you that discoveries by others, including current and potential competitors, will not render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than currently anticipated to develop new products and services, which in turn may necessitate us to require greater revenue streams on such products and services to cover developmental costs. We cannot assure you that we will be able to compete successfully against current or future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures we face will not harm our business, operating results and financial condition.

ITEM 2: PROPERTIES

        Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Tualatin, Oregon. Our personal identification systems business is headquartered in Burlington, Massachusetts, with additional space in Fort Wayne, Indiana for certain administrative and customer support functions. These leases contain the following approximate information:

	Square Feet	Expires
Tualatin, Oregon	38,000	December 2004 and February 2005
Burlington, Massachusetts	60,000	October 2010
Fort Wayne, Indiana	48,000	January 2005

        In addition, we have under lease approximately 12,000 square feet of office space in Tulsa, Oklahoma that we vacated as part of our second quarter 2002 restructuring, which such lease is scheduled to expire in January 2004. We also lease sales and support offices in multiple locations throughout the United States and internationally.

ITEM 3: LEGAL PROCEEDINGS

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of our initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to our initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. We intend to defend these actions vigorously. Due to the inherent uncertainties of litigation and because the litigation is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

        In October 2002, we filed a patent infringement case against Spectra Systems Corporation in the United States District Court for the District of Delaware alleging infringement of Digimarc's patents 5,636,292, 5,745,604 and 6,385,330. We are seeking injunctive relief and damages pertaining to the alledged infringement.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded on The Nasdaq National Market under the symbol "DMRC." The closing price of our Common Stock on The Nasdaq National Market was $10.70 as of February 28, 2003. The following table lists the high and low sales prices of our Common Stock for the periods indicated, as reported by The Nasdaq National Market.

	Year Ended December 31,
	2002		2001
	High	Low	High	Low
First quarter	$21.56	$15.14	$16.28	$9.00
Second quarter	$20.57	$7.60	$26.03	$11.50
Third quarter	$12.28	$8.56	$28.20	$10.02
Fourth quarter	$16.90	$10.15	$21.10	$10.51

        At December 31, 2002, there were approximately 142 stockholders of record of our common stock, as shown in the records of our transfer agent.

        We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

        Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption "Equity Compensation Plan Information" in the Proxy Statement. This information is incorporated herein by reference.

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

December 31, 2002, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$86,617	$14,878	$11,850	$6,929	$984
Cost of revenue	51,950	7,197	6,637	3,626	1,580

Gross profit	34,667	7,681	5,213	3,303	(596)
Operating expenses:
Sales and marketing	14,235	11,290	10,878	2,049	825
Research, development and engineering	9,070	6,778	4,280	1,058	658
General and administrative	20,598	13,768	11,766	2,978	1,407
Restructuring charges, net	493	574	—	—	—

Total operating expenses	44,396	32,410	26,924	6,085	2,890

Operating loss	(9,729)	(24,729)	(21,711)	(2,782)	(3,486)
Other income, net	1,040	5,571	5,866	393	44

Net loss	$(8,689)	$(19,158)	$(15,845)	$(2,389)	$(3,442)

Net loss per share—basic and diluted	$(0.50)	$(1.15)	$(1.17)	$(0.78)	$(1.50)
Weighted average shares—basic and diluted	17,361	16,704	13,567	3,053	2,288
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short-term investments	$53,174	$61,605	$135,872	$90,830	$2,137
Working capital	63,309	79,203	135,203	89,900	1,196
Total assets	132,467	129,367	142,479	94,903	2,978
Long-term obligations, net of current portion	7	33	30	119	469
Total stockholders' equity (deficit)	$119,264	$123,474	$138,727	$90,795	$(9,095)
Convertible redeemable preferred stock	—	—	—	—	10,185

        In December, 2001, we acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business or "LGP"). LGP provided secure personal identification card systems to the majority of state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. LGP was integrated into Digimarc through Digimarc ID Systems, LLC and its affiliates. Following the acquisition of LGP, the personal identification systems business has become our dominant source of revenue.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Markets" under Item 1 of Part I above and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update this information. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Overview

        We are a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, banknotes and other financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices.

        We also are a leading supplier of secure personal identification systems. We supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

        The majority of our revenues come from multi-year contracts with government agencies, including U.S. state departments of motor vehicles and central banks. We intend to increase our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their printed media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their printed materials to provide a link to relevant network services. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of fees and royalties will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology, as well as the nature of the use of, and the nature and amount of licensed content carrying, our digital watermarks.

        Since inception, we have invested a significant portion of our resources and capital in attracting top senior management, in developing our products and technology, and in building our sales and marketing organizations. We have a limited operating history upon which investors may evaluate our business and prospects. We have incurred significant losses to date, and as of December 31, 2002, we had an accumulated deficit of approximately $56.1 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving sales and marketing activities, advancing our technologies and expanding our operations. Our revenue may not increase or even continue at its current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies deploying new technologies and applications.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

  Revenue recognition on long-term service contracts:    We recognize revenue and profit as work progresses on long-term, fixed price service contracts (other than our long-term identification and drivers' license production contracts) using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow the percentage-of-completion method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revenue is recognized based on the percentage of completion of the contract using budgeted amounts established with the customer at the inception of the contract. Progress towards completion is measured using allowable costs incurred as compared to the budgeted amounts contained in the contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through our contract approval and budget monitoring processes. Our estimates of revenue and costs on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

  We recognize revenue on long-term identification and drivers' license production contracts using a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the month, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific month. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

  Impairments and estimation of useful lives of long-lived assets:    We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset.

  Inventory valuation:    Inventory consists of consumable supplies that are used in the production of driver licenses and products held for resale to customers. We value inventory at the lower of cost or market value (which lower amount is the net realizable value). We reduce the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Reserve for uncollectible accounts receivable:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2002	2001	2000
Revenue:
Product and subscription	22%	12%	11%
Service	78	88	89

Total revenue	100	100	100
Cost of revenue:
Product and subscription	14	1	1
Service	46	47	55

Total cost of revenue	60	48	56
Gross profit	40	52	44
Operating expenses:
Sales and marketing	16	76	92
Research, development and engineering	10	46	36
General and administrative	24	92	99
Restructuring charges, net	1	4	—

Total operating expenses	51	218	227

Operating loss	(11)	(166)	(183)
Other income (expense), net	1	37	49

Net loss	(10)%	(129)%	(134)%

Years Ended December 31, 2002 and 2001

Revenue

        Total revenue was $86.6 million and $14.9 million for the years ended December 31, 2002 and 2001, respectively. The $71.7 million or 482% increase in total revenue resulted from the inclusion of a full year of activity for the acquired personal identification systems business (the LGP acquisition), which increased revenue by $74.3 million. Revenue from identified international customers was $17.8 million and $2.5 million for 2002 and 2001, respectively. The consortium of central banks accounted for less than 10% and approximately 56% of our total revenue for the years ended December 31, 2002 and 2001, respectively. Revenue from the consortium of central banks is expected to remain lower than historical levels as a percent of total revenue in the future due to the acquisition of LGP.

        Product and subscription.    Product and subscription revenue was $19.5 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. The $17.6 million or 964% increase was primarily related to a full year of activity for the acquired personal identification systems business and its personal identification systems product sales of $17.1 million. A portion of our revenue each year is generated from the licensing of technology. In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to our technology could have a long-term impact on our revenue.

        Service.    Service revenue was $67.1 million and $13.0 million for the years ended December 31, 2002 and 2001, respectively. The $54.1 million or 415% increase was primarily the result of the inclusion of a full year of activity for the acquired personal identification systems business, which resulted in an increase of $57.2 million in service revenue, partially offset by a decrease in contract-based service revenues of $3.1 million.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $12.4 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively. The $12.2 million increase was a result of the product sales generated by the inclusion of a full year of activity for the acquired personal identification business.

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $39.6 million and $7.0 million for the years ended December 31, 2002 and 2001, respectively. The $32.6 million or 465% increase was primarily the result of the inclusion of a full year of activity for the acquired personal identification systems business, partially offset by decreased cost of service related to contract-based services of $1.4 million. Field operations employees totaled 146 and 92 at December 31, 2002 and 2001, respectively. All of the field operations employees at December 31, 2001 were the result of hiring personnel formerly employed by LGP.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $14.2 million and $11.3 million for the years ended December 31, 2002 and 2001, respectively. The $2.9 million or 26% increase resulted from increased salaries and other employee related costs of approximately $2.1 million, increased administrative costs of approximately $0.2 million related to sales and marketing activities, increased use of outside consulting services of $0.1 million, and an increase of approximately $1.6 million in sales and marketing costs due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. These increases were offset by a decrease of approximately $1.1 million related to decreased promotional costs. Sales and marketing employees totaled 59 and 81 as of December 31, 2002 and 2001, respectively. Of the total employees in sales and marketing at December 31, 2001, 22 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $9.1 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively. The $2.3 million or 34% increase resulted from increased salaries and other employee related costs of $5.5 million, increased costs related to outside consultants of approximately $3.5 million, increased administrative costs of $0.2 million associated with research, development and engineering activities, partially offset by $6.9 million related to increased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 148 and 123 as of December 31, 2002 and 2001, respectively. Of the total employees in research, development and engineering at December 31, 2001, 58 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $20.6 million and $13.8 million for the years ended December 31, 2002 and 2001, respectively. The $6.8 million or 50% increase resulted from increased costs of $3.4 million related to salaries and other employee related costs, including travel expenses and increased administrative costs of $5.1 million, which includes depreciation, amortization, and bad debt expense, partially offset by $1.7 million related to increased use of general and administrative personnel to provide services for other groups within the company. General and administrative employees totaled 49 and 42 as of December 31, 2002 and 2001, respectively. Of the total employees in general and administrative at December 31, 2001, 14 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest in general and administrative costs for the foreseeable future.

        Restructuring charges.    Restructuring charges include employee severance costs associated with the June 2002 reduction of 30 personnel and abandoned space. Gross restructuring charges were $0.6 million for the year ended December 31, 2002. This amount was offset by a change in estimate of restructuring charges taken in late 2001, resulting in net restructuring charges of $0.5 million for the year ended December 31, 2002. Gross and net restructuring charges for the year ended December 31,

2001 were $0.6 million and related to the fourth quarter 2001 reduction of 34 personnel and abandoned space. Excess leased facility costs related to non-cancelable leases included in restructuring charges extend over the next 13 months. As of December 31, 2002, approximately $0.5 million of cash had been paid related to restructuring charges taken in each of the years ending December 31, 2002 and 2001, respectively.

        Stock-based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $1.8 million and $2.0 million was recorded for the years ended December 31, 2002 and 2001, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At December 31, 2002, $1.3 million of stock-based compensation remains deferred and we expect the entire amount to be recognized as expense in 2003.

        Total other income (expense), net.    Other income (expense), net consists primarily of interest received and paid. Other income (expense) was $1.0 million and $5.6 million for the years ended December 31, 2002 and 2001, respectively. The $4.5 million or 81% decrease came as a result of lower cash balances and interest rates during the majority of fiscal 2002.

        Provision for income taxes.    We have recognized operating losses since inception and as such have not incurred income tax expense. As of December 31, 2002, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $66.0 million and research and experimentation credits of approximately $2.0 million, which expire through 2022 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sales of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $0.9 million of net operating loss carryforwards are subject to the utilization limitation.

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

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $7.0 million and $6.5 million for the years ended December 31, 2001 and 2000, respectively. The $0.5 million or 7% increase was primarily the result of adding the personal identification systems business in December 2001. Field operations employees totaled 92 and zero at December 31, 2001 and 2000, respectively. All of the field operations employees at December 31, 2001 were the result of hiring personnel formerly employed by LGP.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $11.3 million and $10.9 million for the years ended December 31, 2001 and 2000, respectively. The $0.4 million or 4% increase resulted from increased salaries and other employee related costs of approximately $0.7 million, increased administrative costs of approximately $0.4 million related to sales and marketing activities, and an increase of approximately $0.2 million in sales and marketing costs due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. These increases were offset by a decrease of approximately $0.6 million related to decreased promotional costs and approximately $0.2 million related to decreased use of outside consulting services. Sales and marketing employees totaled 81 and 69 as of December 31, 2001 and 2000, respectively. Of the total employees in sales and marketing at December 31, 2001, 22 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

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

Liquidity and Capital Resources

        As of December 31, 2002, we had cash and cash equivalents, restricted cash, and short-term investments of $53.2 million, representing a decrease of $8.4 million from $61.6 million at December 31, 2001. As of December 31, 2002, $15.7 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. All current restrictions on cash are scheduled to be removed by August of 2003. Working capital at December 31, 2002 was $63.3 million, compared to working capital of $79.2 million at December 31, 2001.

        The $5.9 million of cash used in operations for the year ended December 31, 2002 was negatively impacted by a net loss of $8.7 million, an increase in restricted cash of $15.7 million, an increase in other current assets of $0.8 million, and an increase in other assets of $0.7 million. Cash used in operations for the year ended December 31, 2002 was positively impacted by depreciation and amortization of $9.1 million, an increase in accounts payable of $4.6 million, an increase in deferred revenue of $3.2 million, non-cash charges related to stock-based compensation of $1.8 million, and a decrease in inventory of $0.6 million. The $13.5 million of cash used in operations in the year ended December 31, 2001 was negatively impacted by a net loss of $19.2 million. Cash used in operations for the year ended December 31, 2001 was positively impacted by depreciation and amortization of $2.5 million, non-cash charges related to stock-based compensation of $2.0 million, and an increase in accounts payable of $1.3 million.

        The $9.4 million of cash provided by investing activities for the year ended December 31, 2002 was positively impacted by the sale or maturity of $44.9 million in short-term investments and negatively impacted by the purchase of $15.1 million in short-term investments, $7.8 million of capitalized software development costs and the addition of $12.3 million of property and equipment. Investing activities used cash of $36.0 million for the year ended December 31, 2001 and was negatively impacted by $61.4 million of cash used in purchasing the personal identification systems business, $60.0 million of purchases of short-term investments, and the addition of $1.0 million of property and equipment, partially offset by $86.6 million of sales or maturities in short-term investments.

        The $2.2 million of cash provided by financing activities for the year ended December 31, 2002 was positively impacted by the issuance of stock for $2.7 million related to the employee stock option and employee stock purchase plans, and negatively impacted by $0.5 million of principal payments under capital leases. Financing activities provided cash of $1.8 million for the year ended December 31, 2001 was positively impacted by the issuance of stock for $1.9 million related to the employee stock option and employee stock purchase plans, and negatively by $0.1 million of principal payments under capital leases.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.6 million as of December 31, 2002, and are payable in monthly installments through October 2010. We are contractually obligated to make the following payments as of December 31, 2002:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$26	$16	$10	$—	$—
Operating leases	8,629	2,482	2,917	1,270	1,960

Total contractual obligations	$8,655	$2,498	$2,927	$1,270	$1,960

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities although we do not believe at this time that our long-term working capital and capital expenditures will be of such a nature that we would be required to take steps presently to remedy any such potential deficiency. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We implemented SFAS No. 143 on January 1, 2003. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, liabilities for exist costs were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be adopted on a prospective basis and therefore did not have an impact on our consolidated financial position or results of operations as of December 31, 2002.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. We do not expect this issue to have a material impact on our consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. We do not expect this interpretation to have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed under SFAS No. 148, we will continue to account for stock-based compensation according to Accounting Principles Board Opinion No. 25. We adopted SFAS No. 148 in December 2002.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2002, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $40.4 million. The original maturities of our investment portfolio range from 24 to 357 days with an average interest rate of 1.8%. We had capital lease obligations of less than $0.1 million at December 31, 2002. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and notes thereto of Digimarc Corporation and its subsidiaries as of December 31, 2002 and 2001 and for the three year period ended December 31, 2002 and the independent auditors report thereon are set forth on pages F-1 to F-24 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K in that we will file the Proxy Statement no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Election of Directors," "Relationships Among Directors or Executive Officers," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11: EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Director Compensation," Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Stock Performance Graph."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14: CONTROLS AND PROCEDURES

        Within the 90-days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of our internal controls. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  (1)   Financial Statements

        The following financial statements are set forth on pages F-1 to F-24 attached hereto:

    (i)
    Independent Auditors' Report

    (ii)
    Consolidated Balance Sheets as of December 31, 2002 and 2001

    (iii)
    Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

    (iv)
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

    (v)
    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

    (vi)
    Notes to Consolidated Financial Statements

  (a)
  (2)   Financial Statement Schedules

        All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

  (a)
  (3)   Exhibits

Exhibit Number	Document
2.1	Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Commission on January 3, 2002)
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
3.2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
3.3	Amended and Restated Bylaws of the Registrant, as amended
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2
Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant's preferredstock (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.1
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.2
Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)

10.3
Registrant's Restated 1999 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.4
Registrant's 1999 Employee Stock Purchase Plan, as amended and restated, including forms of agreements thereunder (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
10.5
Office Lease Agreement, dated as of April 16, 1998, between the Registrant and Property Reserve, Inc. (incorporated by reference to Exhibit 10.5 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.6
Sublease, dated as of April 23, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by reference to Exhibit 10.6 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.7
Sublease, dated as of April 27, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by reference to Exhibit 10.7 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.8
Lease Agreement, dated as of June 25, 1999, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.8 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.9	†
Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.10
First Amendment to Lease Agreement, dated as of February 17, 2000, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.10 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17,2000 and withdrawn on July 31, 2000)
10.11
CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 andwithdrawn on July 31, 2000)
10.12
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.13
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.14
Registrant's 2000 Non-Officer Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Exhibits to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.15		1999 Non-Employee Director Option Program, Amended and Restated on March 29, 2002

10.16	First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
10.17	Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Powers of Attorney (see signature page to this report)

†
Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)
Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
Date: March 31, 2003	/s/ E.K. RANJIT By: E.K. Ranjit Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Davis and E.K. Ranjit and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE DAVIS (Bruce Davis)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2003
/s/ PAUL GIFFORD (Paul Gifford)	President and Chief Operating Officer	March 31, 2003
/s/ ROBERT CHAMNESS (Robert Chamness)	General Counsel and Secretary	March 31, 2003
/s/ E.K. RANJIT (E.K. Ranjit)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ GEOFFREY RHOADS (Geoffrey Rhoads)	Chief Technology Officer and Director	March 31, 2003

/s/ PHILIP MONEGO, SR. (Philip Monego, Sr.)	Director	March 31, 2003
/s/ BRIAN J. GROSSI (Brian J. Grossi)	Director	March 31, 2003
/s/ PETER SMITH (Peter Smith)	Director	March 31, 2003
/s/ WILLIAM A. KREPICK (William A. Krepick)	Director	March 31, 2003
/s/ ALTY VAN LUIJT (Alty van Luijt)	Director	March 31, 2003
/s/ JIM ROTH (Jim Roth)	Director	March 31, 2003
/s/ JAMES RICHARDSON (James Richardson)	Director	March 31, 2003

DIGIMARC CORPORATION

CERTIFICATION

I, Bruce Davis, certify that:

1.
I have reviewed this annual report on Form 10-K of Digimarc Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
	By:	/s/ BRUCE DAVIS Bruce Davis Chief Executive Officer

DIGIMARC CORPORATION

CERTIFICATION

I, E.K. Ranjit, certify that:

1.
I have reviewed this annual report on Form 10-K of Digimarc Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Digimarc Corporation:

        We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 5, 2003

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$30,382	$24,724
Restricted cash	15,702	—
Short-term investments	7,090	36,881
Trade accounts receivable, net	10,517	9,838
Unbilled trade receivables	4,616	5,662
Inventory, net	5,091	5,678
Other current assets	3,107	2,280

Total current assets	76,505	85,063
Property and equipment, net	28,237	14,707
Intangibles	26,666	29,438
Other assets, net	1,059	159

Total assets	$132,467	$129,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,008	$3,404
Accrued payroll and related costs	1,387	1,165
Deferred revenue	3,732	491
Other current liabilities	69	800

Total current liabilities	13,196	5,860
Other long-term liabilities	7	33

Total liabilities	13,203	5,893
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at December 31, 2002 and 2001; no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2002 and 2001; issued and outstanding 17,640,698 and 17,020,818 shares at December 31, 2002 and 2001, respectively	18	17
Additional paid-in capital	176,002	173,443
Deferred stock compensation	(1,332)	(3,294)
Warrant	675	675
Accumulated other comprehensive loss	(43)	—
Accumulated deficit	(56,056)	(47,367)

Total stockholders' equity	119,264	123,474

Total liabilities and stockholders' equity	$132,467	$129,367

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Product and subscription	$19,468	$1,830	$1,322
Service	67,149	13,048	10,528

Total revenue	86,617	14,878	11,850
Cost of revenue:
Product and subscription	12,354	183	94
Service	39,596	7,014	6,543

Total cost of revenue	51,950	7,197	6,637
Gross profit	34,667	7,681	5,213
Operating expenses:
Sales and marketing	14,235	11,290	10,878
Research, development and engineering	9,070	6,778	4,280
General and administrative	20,598	13,768	11,766
Restructuring charges, net	493	574	—

Total operating expenses	44,396	32,410	26,924

Operating loss	(9,729)	(24,729)	(21,711)
Other income (expense):
Interest income	1,035	5,615	6,117
Interest expense	(51)	(20)	(109)
Other	56	(24)	(142)

Total other income (expense), net	1,040	5,571	5,866

Loss before provision for income taxes	(8,689)	(19,158)	(15,845)
Provision for income taxes	—	—	—

Net loss	$(8,689)	$(19,158)	$(15,845)

Net loss per share—basic and diluted	$(0.50)	$(1.15)	$(1.17)
Weighted average shares—basic and diluted	17,361,115	16,704,149	13,566,571

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

	Preferred stock		Common stock						Accumulated Other Comprehensive Loss
					Additional paid-in capital	Deferred stock compensation		Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount			Warrant
BALANCE AT DECEMBER 31, 1999	—	$—	12,615,145	$13	$110,675	$(8,162)	$633	$(12,364)	$—	$90,795
Issuance of common stock through private placement, net	—	—	3,023,862	3	60,233	—	—	—	—	60,236
Exercise of stock options	—	—	595,721	—	429	—	—	—	—	429
Purchase of employee stock purchase plan shares	—	—	60,707	—	939	—	—	—	—	939
Stock-based compensation expense	—	—	—	—	—	2,173	—	—	—	2,173
Net loss	—	—	—	—	—	—	—	(15,845)	—	(15,845)

BALANCE AT DECEMBER 31, 2000	—	—	16,295,435	16	172,276	(5,989)	633	(28,209)	—	138,727
Exercise of stock options	—	—	660,081	1	969	—	—	—	—	970
Purchase of employee stock purchase plan shares	—	—	65,302	—	918	—	—	—	—	918
Options issued to non-employees	—	—	—	—	—	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	(720)	2,695	—	—	—	1,975
Net loss	—	—	—	—	—	—	—	(19,158)	—	(19,158)

BALANCE AT DECEMBER 31, 2001	—	—	17,020,818	17	173,443	(3,294)	675	(47,367)	—	123,474
Exercise of stock options	—	—	535,526	1	1,796	—	—	—	—	1,797
Purchase of employee stock purchase plan shares	—	—	84,354	—	897	—	—	—	—	897
Stock-based compensation expense	—	—	—	—	(134)	1,962	—	—	—	1,828
Foreign currency translation loss	—	—	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	—	—	(8,689)	—	(8,689)

BALANCE AT DECEMBER 31, 2002	—	$—	17,640,698	$18	$176,002	$(1,332)	$675	$(56,056)	$(43)	$119,264

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(8,689)	$(19,158)	$(15,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,058	2,548	1,478
Stock-based compensation expense	1,828	1,975	2,173
Other non-cash charges	261	42	—
Changes in operating assets and liabilities (net of effect of acquisition):
Restricted cash	(15,702)	—	—
Trade and unbilled accounts receivable, net	367	(370)	616
Inventory, net	587	362	—
Other current assets	(827)	(397)	(610)
Other assets, net	(651)	—	—
Accounts payable	4,604	1,270	298
Accrued payroll and related costs	222	360	301
Deferred revenue	3,241	(299)	(528)
Other current liabilities	(221)	121	24

Net cash used in operating activities	(5,922)	(13,546)	(12,093)
Cash flows from investing activities:
Purchase of property and equipment	(12,277)	(979)	(3,998)
Capitalization of software development costs	(7,792)	—	—
Long-term investments	(300)	(145)	(20)
Sale and maturity of short-term investments	44,855	86,579	—
Purchase of short-term investments	(15,064)	(60,042)	(63,418)
Payments related to business acquisition	—	(61,366)	—

Net cash provided by (used in) investing activities	9,422	(35,953)	(67,436)
Cash flows from financing activities:
Repayment of short-term borrowings	—	—	(311)
Net proceeds from issuance of common stock	2,694	1,888	61,604
Principal payments under capital lease obligations	(536)	(119)	(140)

Net cash provided by financing activities	2,158	1,769	61,153

Net increase (decrease) in cash and cash equivalents	5,658	(47,730)	(18,376)
Cash and cash equivalents at beginning of period	24,724	72,454	90,830

Cash and cash equivalents at end of period	$30,382	$24,724	$72,454

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$14	$187
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$—	$29	$—

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

        Digimarc Corporation ("Digimarc" or the "Company") is a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices.

        The Company also is a leading supplier of secure personal identification systems. The Company and its affiliates supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries.

        In December, 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of that subsidiary's wholly-owned subsidiaries, acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business, or "LGP"). As part of the transaction, the Company also assumed certain liabilities of LGP. The acquisition was accounted for using the purchase method of accounting.

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, and reserves for uncollectible accounts receivable. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $24,695 and $24,088 at December 31, 2002 and 2001, respectively. Cash equivalents are carried at amortized cost, which approximates market.

Restricted Cash

        Restricted cash consists of $15,702 in cash that is held as a guarantee for certain performance bond obligations that the Company is obligated to maintain in connection with some of the Company's long-term contracts in the Company's personal identification systems business. All current restrictions on cash are scheduled to be removed by August 2003.

Investments

        The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term investments. Short-term investments include federal agency notes, company notes, and commercial paper. The Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued payroll approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value as the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments, trade and unbilled accounts receivables. The Company places its cash and cash equivalents with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash and investments is minimal. At December 31, 2002, the Company had one customer which accounted for 15% of trade accounts receivable. At December 31, 2001, the Company had no customers with greater than 10% of trade accounts receivable.

Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have an off-balance sheet credit exposure related to its customers. The amount of the allowance and the charges were as follows:

	2002	2001	2000
Balance-beginning of period	$878	$—	$3
Provision (recovery)	(154)	892	2
Charge offs	(500)	(14)	(5)

Balance-end of period	$224	$878	$—

Inventories

        Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value). Reserve activity related to inventory was as follows:

	2002	2001	2000
Balance-beginning of period	$—	$—	$—
Increase (decrease) in provision	330	—	—

Balance-end of period	$330	$—	$—

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

Pre-contract Costs

        Costs related to pre-contract activity are expensed as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. The Company begins capitalizing costs when it receives notification that a contract will be awarded.

Software Development Costs

        Under SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

        Internal use software development costs are accounted for in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset.

Intangible Assets

        Intangible assets relate to the value of customer relationships acquired when the Company purchased the assets of LGP and other technology and intellectual property rights. Customer relationships are being amortized over an estimated useful life of 12 years and the other technology and intellectual property rights are being amortized over an estimated useful life of 5 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Contingencies and Factors that Could Affect Future Results

        A portion of the Company's revenue each year is generated from licensing of technology. In the competitive environment in which the Company operates, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to the Company's technology could have a long-term impact on the Company's growth and results of operations.

Revenue Recognition

        The Company recognizes revenue on long-term identification and driver's license production contracts using a price-per-card method. Revenue earned in excess of billings is classified as unbilled trade receivables in the consolidated balance sheets. Billing for such items generally occurs within one month following card production. Revenue for work done in relation to an existing card production contract that is an enhancement of or upgrade to the system in place is deferred and recognized over the remaining life of the contract. Revenue for consumables and equipment sales is recognized when the products have been shipped and ownership has been transferred. At the time of revenue recognition, the sales price to the customer has been fixed or is determinable, and collectibility of the sales price is reasonably assured.

        The Company also generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment. Software revenue is recognized when earned in accordance with AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria, in accordance with AICPA SOP No. 97-2: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable.

        AICPA SOP No. 98-9 requires that revenue is recognized under certain circumstances using the "residual method." Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

        Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription. Revenue for contracted professional services is recognized as the services are performed. The Company recognizes revenue and profit as work progresses on long-term, fixed price service contracts (other than the Company's long-term identification and drivers' license production contracts) on a method that approximates the percentage of completion basis using budgeted amounts established with the customer at the inception of the contract. Progress towards completion is measured using allowable costs incurred as compared to the budgeted amounts contained in the contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. The contract is considered complete upon completion of the deliverables specified in the contract. Deferred revenue consists of payments received in advance for consulting services and subscriptions to the Company's Internet service for service and support not yet performed.

        Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are determinable, and collection is probable.

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

        Revenues recognized under vendor and end-user funding arrangements totaled $0, $250, and $50 for the years ended December 31, 2002, 2001, and 2000, respectively. Direct costs allocated to the arrangement were $0, $250, and $43 for the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Total advertising expenses were $20, $82 and $1,464 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

        At December 31, 2002, the Company has various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, no stock- based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the date of grant.

        However, the Company does recognize certain stock-based compensation expense related to stock options granted prior to the Company's initial public offering in December 1999. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized over the vesting periods of the related options, usually four years. At December 31, 2002, $1.3 million of stock-based compensation remains deferred and the Company expects the entire amount to be recognized as expense in 2003.

        The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$(8,689)	$(19,158)	$(15,845)
Add: Stock-based compensation expense determined under the intrinsic value method	1,828	1,975	2,173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	26,142	18,059	25,170

Pro forma net income	$(33,003)	$(35,242)	$(38,842)

Earnings per share:
Basic & Diluted—as reported	$(0.50)	$(1.15)	$(1.17)
Basic & Diluted—pro forma	$(1.90)	$(2.11)	$(2.86)

        Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 6.

Non-Employee Stock Compensation

        The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

        Common stock equivalents related to stock options and warrants of 803,007, 1,283,342, and 2,604,382 are antidilutive in a net loss year and, therefore, are not included in 2002, 2001 and 2000 diluted net loss per share, respectively.

(2) Acquisitions

Large Government Program Identification Business (a division of Polaroid Corporation)

        On December 21, 2001, the Company consummated, through its wholly-owned subsidiary, Digimarc ID Systems, LLC, and certain of that subsidiary's wholly-owned subsidiaries, the purchase of certain assets used primarily in the U.S. large government programs identification systems and international government digital identification systems businesses of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. As part of the transaction, certain liabilities of LGP were also assumed.

        The LGP acquisition was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price consisted of $56,500 in cash paid to Polaroid Corporation at the auction, $1,650 provided to Polaroid Corporation for interim business funding, $198 in assumed cure amounts, $581 in assumed capital leases, and $2,437 in professional fees. Cure amounts represent prepetition claims on LGP by third parties. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

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

	Years Ended December 31,
	2001	2000
	(unaudited)
Revenue	$85,566	$82,405
Net loss	(15,309)	(11,137)
Net loss per share—basic and diluted	$(0.92)	$(0.82)

(3) Property and Equipment

	December 31,
	2002	2001
Office furniture and equipment	$11,309	$8,165
Production equipment	26,253	10,234
Leasehold improvements	1,447	687

	39,009	19,086
Less accumulated depreciation and amortization	(10,772)	(4,379)

	$28,237	$14,707

(4) Leases

        The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 20 months. The cost of these assets was $910 at December 31, 2002 and 2001, and accumulated amortization was $896 and $560, at December 31, 2002 and 2001, respectively.

        Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2003	$16	$2,482
2004	10	2,155
2005	—	762
2006	—	635
2007	—	635
Thereafter	—	1,960

Total minimum lease payments	26	$8,629

Less amount representing interest	10

	16
Less current portion of capital lease	9

	$7

        On June 22, 1999, the Company entered into a five-year operating lease agreement for office space. The lease required a letter of credit in lieu of a cash security deposit in the amount of $350. The letter of credit dated August 1999 was secured by a certificate of deposit in the amount of $350. The letter of credit is to be released over two years in increments upon the Company's meeting certain milestones. At December 31, 2002 and 2001, the remaining letter of credit balance and certificate of deposit balance was zero and $175, respectively.

        Rent expense on the operating leases for the years ended December 31, 2002, 2001 and 2000 totaled $2,875, $1,169, and $804, respectively.

(5) Defined Contribution Pension Plan

        The Company sponsors an employee savings plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees' hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ending December 31, 2002, 2001 and 2000 the Company made no discretionary matching contributions.

(6) Stockholders' Equity

Preferred Stock

        In December 1999, all outstanding preferred stock of the Company was converted to common stock upon the closing of the Company's initial public offering. The authorized preferred stock of the Company following its re-incorporation and the initial public offering consists of 5,000,000 shares of undesignated preferred stock.

Deferred Stock Compensation

        Deferred stock compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, generally four years. Stock-based compensation expense of $1,828, $1,975, and $2,173 was recorded for the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, $1,332 of stock-based compensation remains deferred and we expect the entire balance to be amortized to expense in 2003.

Stock Incentive Plan

        In October 1995, the 1995 Stock Incentive Plan, subsequently amended (the "1995 Plan") was approved by the Company's Board of Directors. Under the terms of the 1995 Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and restricted stock to officers, directors, employees or consultants. Prices for all options or stock granted under the 1995 Plan are determined by the Board of Directors. Option prices for incentive stock options are set at not less than the fair market value of the common stock at the date of grant. Options vest over periods determined by the Board of Directors, generally four years. Options are contingent upon continued employment with the Company and, unless otherwise specified, expire ten years from the date of grant. The Company has reserved 2,800,000 shares of its common stock for issuance under the 1995 Plan.

        In October 1999, the 1999 Stock Incentive Plan, subsequently amended and restated (the "1999 Plan") was approved by the Company's Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company's initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. During 2002, 2001 and 2000, the Company reserved an additional 1,595,992, 1,476,400 and 1,500,000 shares, respectively, of its common stock for issuance under the 1999 Plan bringing the total reserved under the 1999 plan to 6,072,392 shares, and the total reserved under the 1995 Plan and the 1999 Plan combined to 8,872,392 shares. The exercise price and term of options granted under the 1999 Plan are determined by the Company's Board of Directors or by a committee they designate.

        As part of the 1999 Plan, the Company adopted the 1999 Non-Employee Director Option Program (the "Director Plan"). Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company's Board of Directors. In 2001, the Director Plan was amended to allow these options to vest in three annual increments on the anniversary date of the grant date and an annual option grant of 10,000 shares to be given to each non-employee director on the date of the Company's annual stockholders' meeting if certain conditions are met. These latter options vest on the first anniversary of the grant date. The exercise price of the options under the Director Plan is the fair market value on the date of grant. In 2002, the Director Plan was further amended to allow for 20,000 shares to be granted to non-employee directors elected or appointed to the Board of Directors for the first time on or after March 29, 2002. These options vest and become exercisable in 36 equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable three years after the grant date. Upon the date of each annual stockholders meeting, each non-employee director who has been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting will receive an automatic grant of options to acquire 12,000 shares of the Company's common stock at an exercise price per share equal to fair market value of the common stock at the date of grant. These options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock option will be fully exercisable one year after the grant date. The Director Plan was also amended to allow for the grant of options exercisable for 3,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant to each non-employee director who serves as a member of a committee of the Board of Directors immediately following each annual meeting of the Company's stockholders, provided such non-employee director has been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting.. These stock options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock option will be fully exercisable one year after the date of grant.

        In June 2000, the 2000 Non-Officer Employee Stock Incentive Plan (the "2000 Plan") was approved by the Company's Board of Directors. The Company initially reserved 275,000 shares of its common stock for issuance under the 2000 Plan. Options from the 2000 Plan cannot be granted to officers or directors of the Company. The exercise price and term of options granted under the 2000 Plan are determined by the Company's Board of Directors or by a committee they designate. The exercise price is generally set at the fair market value of the stock on the date of grant. Options under the 2000 Plan generally vest over four years.

        SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes as shown in Note 1, the value of all options granted during 2002, 2001 and 2000 using the Black- Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

	2002	2001	2000
Risk-free interest rate	4.00%	5.00%	6.00%
Expected dividend yield	—	—	—
Expected life (in years)	4	4	4
Expected volatility	100%	100%	100%

        Using the Black-Scholes methodology, the total value of options granted during 2002, 2001, and 2000 was $24,279, $34,496, and $65,480, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2002, 2001, and 2000 was $11.57, $12.37, and $22.28 per share, respectively.

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

        Transactions involving the stock incentive plans are summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding, December 31, 1999	2,656,811	$2.28
Granted	2,954,750	30.96
Exercised	(595,721)	0.72
Canceled	(217,941)	43.34

Options outstanding, December 31, 2000	4,797,899	18.37
Granted	2,789,662	15.13
Exercised	(660,081)	1.47
Canceled	(1,130,406)	32.26

Options outstanding, December 31, 2001	5,797,074	16.02
Granted	2,098,747	14.38
Exercised	(535,526)	3.34
Canceled	(727,406)	18.04

Options outstanding, December 31, 2002	6,632,889	$16.31

	Outstanding			Exercisable
	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.50-$8.67	967,734	6.90	$3.36	575,572	$2.15
8.90-12.55	907,609	9.06	$12.00	202,571	$12.46
12.63-14.13	1,441,850	8.23	$13.99	747,292	$14.02
14.20-15.24	956,373	9.84	$15.18	39,241	$14.90
15.25-18.16	1,252,184	8.78	$17.37	337,940	$17.29
18.29-31.00	712,589	7.93	$23.66	345,297	$25.31
35.13-35.13	29,550	7.46	$35.13	29,550	$35.13
53.94-53.94	365,000	7.08	$53.94	266,068	$53.94

$0.50-$53.94	6,632,889	8.39	$16.31	2,543,531	$17.61

        At December 31, 2002, 294,340 shares were available for grant.

Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan, subsequently amended and restated (the "Purchase Plan"), the Company has authorized the issuance of 1,063,929 shares of common stock, 853,566 of which are available for purchase at December 31, 2002. The Purchase Plan allows eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

        The Company has computed, for pro forma purposes as disclosed in Note 1, the estimated fair value of purchase rights granted under the Purchase Plan on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2002:

	2002	2001	2000
Risk-free interest rate	4.00%	6.00%	6.00%
Expected dividend yield	—	—	—
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Expected volatility	100%	100%	100%

        The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2002, 2001 and 2000 was $6.24, $9.31, and $8.83, respectively.

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

        The Company recorded $633 of sales and marketing expense during 1999 that related to the vested portion of the warrant. During 2000 and 2001, the specified milestones for vesting were not met and the agreement with Hearst was terminated prior to the one-year anniversary of the commercial availability date for Digimarc MediaBridge. Therefore, no additional warrant expense was recorded as no additional vesting occurred. As of December 31, 2002, no portion of the warrant had been exercised.

        In 2001, the Company issued 5,000 options to non-employees and recorded expense related to those options of $42 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends; expected volatility of 100%; risk-free interest rate of 4.40%; and contractual life ranging from 0.5 to 3.0 years.

(7) Income Taxes

        Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Domestic	$(8,087)	$(19,302)	$(15,845)
Foreign	(602)	144	—

Total	$(8,689)	$(19,158)	$(15,845)

        Due to the Company's losses before the provision for income taxes for the years ended December 31, 2002, 2001, and 2000, there has been no provision for federal, foreign state taxes. The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	(34)%	(34)%	(34)%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(6)	(6)	(7)
Change in valuation allowance	45	43	41
Generated research credits	(8)	(3)	—
Other	3	—	—

Effective tax rate	—%	—%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$25,601	$21,142
Tax depreciation and amortization	403	380
Research and experimentation credits	1,786	1,167
Accrued expenses and allowances	482	678
Deferred revenue	365	19
Deferred compensation	1,947	1,579
Other	2	0

Total gross deferred tax assets	30,586	24,965
Less valuation allowance	(30,586)	(24,965)

Net deferred tax assets	—	—
Total deferred tax liabilities	—	—

Net deferred tax liability (asset)	$—	$—

        The net change in the total valuation allowance for the year ended December 31, 2002, 2001 and 2000 was an increase of $5,621, $10,656, and 9,586, respectively. Included in the valuation allowance at December 31, 2002 is $8,364 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $66,021 to offset against future income for federal and state tax purposes, and research and experimentation credits of $2,043. These carryforwards expire through 2022.

        A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sales of Series A preferred stock in June 1996 and of Series B preferred stock in July 1996. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to July 1996 is limited; the amount subject to limitation is approximately $915.

        A change of more than 50% in ownership occurred twice during 1999. The change occurred with the sale of Series D preferred stock in June 1999 and again with the Company's initial public offering in December 1999. As such, the utilization of net operating loss carryforwards generated from periods prior to June and December of 1999 is limited. The amount of net operating loss carryforwards subject to the utilization limitation is approximately $9,037.

(8) Segment Information

Geographic Information

        The Company derives its revenue from a single operating segment: secure media solutions. Revenue is generated in this segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in non-U.S. countries through its sales personnel and its subsidiaries. The Company's management evaluates resource allocation decisions and the performance of the Company based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis.

        Information regarding geographic areas for the years ended December 31 is as follows:

	Year Ended December 31,
Revenue:
	2002	2001	2000
United States	$68,839	$12,406	$10,528
International	17,778	2,472	1,322

	$86,617	$14,878	$11,850

        Revenue is attributed to countries based on the location of the identifiable customers.

	December 31,
Long-lived tangible assets:
	2002	2001
United States	$28,102	$14,534
International	135	173

	$28,237	$14,707

Major Customers

        Revenue from the Company's major customers was as follows:

	Year Ended December 31,
	2002	2001	2000
Customer A	*	8,326	9,053
Customer B	*	1,877	*

*
less than 10%

        One customer accounted for 15% of trade accounts receivable at December 31, 2002. No customer accounted for more than 10% of accounts receivable at December 31, 2001.

(9) Commitments and Contingencies

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the Company's initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. Digimarc intends to defend these actions vigorously. Due to the inherent uncertainties of litigation and because the litigation is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

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

        The Company's product license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

        Digimarc is subject to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

(10) Restructuring

        During 2002 the Company recorded restructuring charges that include employee severance costs associated with the June 2002 reduction of 30 personnel and abandoned space. Gross restructuring charges were $575 for the year ended December 31, 2002. Excess leased facility cost related to abandoned space under non-cancelable leases of $120 was included in restructuring charges and payments extend over the next 13 months. As of December 31, 2002, approximately $475 of cash had been paid related to restructuring charges and approximately $50 of the restructure accrual remains on the Company's books.

        During 2001 the Company recorded restructuring charges that include employee severance costs associated with the October 2001 reduction of 34 personnel and abandoned space. Restructuring charges were $574 for the year ended December 31, 2001. The Company subsequently adjusted its estimate relating to restructuring charges taken in the fourth quarter of 2001. The Company reduced its remaining restructuring accrual by $82 related to a change in estimate for excess leased facility costs resulting in net restructuring charges as of December 31, 2002 of $493. As of December 31, 2002, all amounts have been paid related to restructuring charges and no accrual remains on the Company's books from these charges.

(11) Related Party Transactions

        In 2000, the Company entered into a royalty arrangement with a holder of common stock. In connection with this arrangement, the Company recognized no revenue in the year ended December 31, 2002 and $1,000 in revenue in each of the years ended December 31, 2001 and 2000. At December 31, 2002 and 2001, there were no net accounts receivable or deferred revenue related to this customer.

        In 2002, 2001 and 2000, the Company entered into services and licensing arrangements with a holder of common stock. The Company recognized $207, $1,877 and $667 in revenue for the years ended December 31, 2002, 2001 and 2000, respectively, in connection with these arrangements. At December 31, 2002 and 2001, net accounts receivable from this customer was $5 and $150, respectively. At December 31, 2002 and 2001, deferred revenue from this customer was $100 and $150, respectively.

(12) Quarterly Financial Information—Unaudited

        A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31
2002
Total revenue	18,456	20,839	26,514	20,808
Cost of revenue	10,614	12,099	17,275	11,962
Operating loss	(4,449)	(3,704)	(1,168)	(408)
Net loss	(4,153)	(3,383)	(928)	(225	)(1)
Net loss per share, diluted and basic	$(0.24)	$(0.20)	$(0.05)	$(0.01)
2001
Total revenue	3,735	4,207	3,067	3,869
Cost of revenue	1,594	2,097	1,573	1,933
Operating loss	(5,898)	(5,261)	(5,838)	(7,732)
Net loss	(3,875)	(3,726)	(4,611)	(6,946	)(2)
Net loss per share, diluted and basic	$(0.24)	$(0.22)	$(0.27)	$(0.41)

        The four quarters for net loss per share may not add for the year because of the effect of weighting the shares during the year.

(1)
The Company recorded net restructuring charges of $493 during the second quarter of 2002

(2)
The Company recorded restructuring charges of $574 and additional provision for doubtful accounts of $698 during the fourth quarter of 2001.

EXHIBIT INDEX

Exhibit Number	Document
2.1	Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Commission on January 3, 2002)
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
3.2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
3.3	Amended and Restated Bylaws of the Registrant, as amended
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2
Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant's preferred stock (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.1
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.2
Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
10.3
Registrant's Restated 1999 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.4
Registrant's 1999 Employee Stock Purchase Plan, as amended and restated, including forms of agreements thereunder (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)
10.5
Office Lease Agreement, dated as of April 16, 1998, between the Registrant and Property Reserve, Inc. (incorporated by reference to Exhibit 10.5 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.6
Sublease, dated as of April 23, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by reference to Exhibit 10.6 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.7
Sublease, dated as of April 27, 1998, between the Registrant and Southern Pacific Funding Corporation (incorporated by reference to Exhibit 10.7 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

10.8
Lease Agreement, dated as of June 25, 1999, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.8 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.9	†
Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)
10.10
First Amendment to Lease Agreement, dated as of February 17, 2000, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.10 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 and withdrawn on July 31, 2000)
10.11
CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 and withdrawn on July 31, 2000)
10.12
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.13
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.14
Registrant's 2000 Non-Officer Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Exhibits to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.15		1999 Non- Employee Director Option Program, Amended and Restated on March 29, 2002
10.16		First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
10.17		Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP, Independent Auditors
24.1		Powers of Attorney (see signature page to this report)

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
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: CONTROLS AND PROCEDURES
PART IV
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
DIGIMARC CORPORATION
DIGIMARC CORPORATION
INDEPENDENT AUDITORS' REPORT
DIGIMARC CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except share and per share data)
DIGIMARC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
EXHIBIT INDEX