Form 10-Q
period 2003-03-31
DIGIMARC CORP
filed 2003-05-15
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-28317

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3342784 (I.R.S. Employer Identification No.)
19801 SW 72nd Ave, Ste 250, Tualatin, Oregon (Address of principal executive offices)	97062 (Zip Code)
(503) 885-9699 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

        As of April 30, 2003, there were 17,712,735 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2003	December 31, 2002(1)
ASSETS
Current assets:
Cash and cash equivalents	$28,883	$30,382
Restricted cash	16,241	15,702
Short-term investments	5,135	7,090
Trade accounts receivable, net	10,299	10,517
Unbilled trade receivables	4,895	4,616
Inventory, net	5,689	5,091
Other current assets	2,433	3,107

Total current assets	73,575	76,505
Property and equipment, net	30,271	28,237
Intangibles, net	25,977	26,666
Other assets, net	1,031	1,059

Total assets	$130,854	$132,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,757	$8,008
Accrued payroll and related costs	1,792	1,387
Deferred revenue	3,369	3,732
Other current liabilities	41	69

Total current liabilities	10,959	13,196
Other long-term liabilities	5	7

Total liabilities	10,964	13,203
Stockholders' equity:
Common stock	18	18
Additional paid-in capital	176,790	176,002
Deferred stock compensation	(888)	(1,332)
Accumulated other comprehensive loss	(3)	(43)
Warrant	—	675
Accumulated deficit	(56,027)	(56,056)

Total stockholders' equity	119,890	119,264

Total liabilities and stockholders' equity	$130,854	$132,467

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 2002.

See Notes to Condensed Consolidated Financial Statements

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenue:
Product and subscription	$4,658	$3,123
Service	17,046	15,333

Total revenue	21,704	18,456
Cost of revenue:
Product and subscription	2,516	1,118
Service	9,430	9,496

Total cost of revenue	11,946	10,614
Gross profit	9,758	7,842
Operating expenses:
Sales and marketing	3,079	3,851
Research, development and engineering	1,837	2,544
General and administrative	4,879	5,896

Total operating expenses	9,795	12,291

Operating loss	(37)	(4,449)
Other income (expense):
Interest income	160	354
Interest expense	(2)	(19)
Other	(42)	(39)

Total other income, net	116	296

Income (loss) before provision for income taxes	79	(4,153)
Provision for income taxes	(50)	—

Net income (loss)	$29	$(4,153)

Net income (loss) per share—basic	$0.00	$(0.24)
Net income (loss) per share—diluted	$0.00	$(0.24)
Weighted average shares outstanding—basic	17,662	17,111
Weighted average shares outstanding—diluted	18,348	17,111

See Notes to Condensed Consolidated Financial Statements

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$29	$(4,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,348	2,247
Stock-based compensation expense	444	471
Other non-cash charges	40	—
Changes in operating assets and liabilities:
Restricted cash	(539)	—
Trade and unbilled accounts receivable, net	(61)	(4,489)
Inventory, net	(598)	(492)
Other current assets	674	106
Other assets, net	15	—
Accounts payable	(2,251)	6,492
Accrued payroll and related costs	405	709
Deferred revenue	(363)	412
Other current liabilities	(28)	(172)

Net cash provided by operating activities	115	1,131
Cash flows from investing activities:
Purchase of property and equipment	(1,871)	(3,268)
Capitalization of software development costs	(1,809)	(2,035)
Long-term investments	—	(300)
Sale or maturity of short-term investments	1,955	25,112
Purchase of short-term investments	—	(4,166)

Net cash provided by (used in) investing activities	(1,725)	15,343
Cash flows from financing activities:
Net proceeds from issuance of common stock	113	574
Principal payments under capital lease obligations	(2)	(221)

Net cash provided by financing activities	111	353

Net increase (decrease) in cash and cash equivalents	(1,499)	16,827
Cash and cash equivalents at beginning of period	30,382	24,724

Cash and cash equivalents at end of period	$28,883	$41,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$19

See Notes to Condensed Consolidated Financial Statements

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)
(UNAUDITED)

1.     The Company, Basis of Presentation

        Digimarc Corporation ("Digimarc", the "Company", "our", "us" or "we") is a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. The Company also is a leading supplier of secure personal identification systems. The Company supplies the issuance systems for the majority of driver licenses produced in the United States and provides all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries. The Company is developing and marketing enhanced security for personal identification documents enabled by Digimarc's proprietary digital watermarking technology.

        In December 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of that limited liability company's wholly-owned subsidiaries (collectively "DIDS"), acquired certain assets of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. As part of the transaction, Digimarc also assumed certain liabilities from the selling entities. The acquisition was accounted for using the purchase method of accounting.

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

        These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

2.     Income (Loss) Per Share Computation

        Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of 5,437 and 5,938 outstanding stock options and (in the first quarter of 2002) warrants for the three months ended March 31, 2003 and 2002, respectively, are excluded from the calculation of diluted net loss per share for the periods presented because either the Company was in a loss position or their inclusion would be antidilutive.

3.     Pro Forma Income (Loss) Per Share

        At December 31, 2002, the Company has various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, no stock- based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the date of grant.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$29	$(4,153)
Add: Stock-based compensation expense determined under the intrinsic value method	444	471
Deduct: Total stock-based employee compensation expense determined under fair value based method	5,389	7,181

Pro forma net loss	$(4,916)	$(10,863)

Net income (loss) per share:
Basic—as reported	$0.00	$(0.24)
Diluted—as reported	$0.00	$(0.24)
Basic—pro forma	$(0.28)	$(0.63)
Diluted—pro forma	$(0.28)	$(0.63)

4.     Segment Information

        The Company derives its revenue from a single operating segment, secure media solutions. There was no single customer in the three months ended March 31, 2003 or 2002 that accounted for more than 10% of total revenue.

5.     Stock-based Compensation Expense Allocation

        Stock-based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $444 and $471 was recorded for the three months ended March 31, 2003 and 2002, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At March 31, 2003, $888 of stock-based compensation remains deferred and we expect the entire balance to be amortized to expense in 2003.

6.     Commitments and Contingencies

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

        In October 2002, we filed a patent infringement case against Spectra Systems Corporation in the United States District Court for the District of Delaware alleging infringement of Digimarc's patents 5,636,292, 5,745,604 and 6,385,330. In May 2003, Digimarc settled the patent infringement lawsuit it brought against Spectra Systems Corporation in the United States District Court for the District of Delaware. Under the terms of the settlement, Spectra Systems Corporation agreed to not sell driver license products involving digital watermarking technology claimed in Digimarc patents.

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

        The Company's product license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

        Digimarc is subject to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

7.     Comprehensive Income (Loss)

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The following provides a summary of comprehensive loss:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$29	$(4,153)
Change in accumulated translation adjustment	40	—

Comprehensive income (loss)	$69	$(4,153)

8.     Recent Accounting Pronouncements

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, liabilities for exit costs were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We implemented SFAS No. 146 on January 1, 2003 and do not expect this statement to have a material impact on our consolidated financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Markets," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. This discussion and analysis should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and related notes included in this quarterly report on Form 10-Q.

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

  Revenue recognition on long-term service contracts:    We recognize revenue and profit as work progresses on long-term, fixed price service contracts (other than our long-term identification and driver license production contracts) using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow the percentage-of-completion method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revenue is recognized based on the percentage of completion of the contract using budgeted amounts established with the customer at the inception of the contract. Progress towards completion is measured using allowable costs incurred as compared to the budgeted amounts contained in the contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through our contract approval and budget monitoring processes. Our estimates of revenue and costs on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements.

  We recognize revenue on long-term identification and driver license production contracts using a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the month, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific month. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

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

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2003	2002
Revenue:
Product and subscription	21%	17%
Service	79	83

Total revenue	100	100
Cost of revenue:
Product and subscription	12	6
Service	43	52

Total cost of revenue	55	58
Gross profit	45	42
Operating expenses:
Sales and marketing	14	21
Research, development and engineering	8	13
General and administrative	23	32

Total operating expenses	45	66

Operating income (loss)	0	(24)
Other income (expense):
Interest income	0	1
Interest expense	0	0
Other	0	0

Total other income, net	0	1

Income (loss) before provision for income taxes	0	(23)
Provision for income taxes	0	0

Net income (loss)	0%	(23)%

Revenue

        Total revenue was $21.7 million and $18.5 million for the three months ended March 31, 2003 and 2002, respectively. The $3.2 million or 18% increase in total revenue resulted from increased international sales and services and increased issuance revenues from U.S. state driver license programs. Revenue from identified international customers was $4.5 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.

        Product and subscription.    Product and subscription revenue was $4.7 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. The $1.5 million or 49% increase was primarily related to increased international sales and domestic equipment sales. A portion of our revenue each year is generated from the licensing of technology. In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to our technology could have a long-term impact on our revenue.

        Service.    Service revenue was $17.0 million and $15.3 million for the three months ended March 31, 2003 and 2002, respectively. The $1.7 million or 11% increase was primarily the result of increased issuance revenue.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $2.5 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The $1.4 million or 125% increase was a result of increased international sales activity and domestic equipment sales activity.

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $9.4 million and $9.5 million for the three months ended March 31, 2003 and 2002, respectively. The $0.1 million or 1% decrease was primarily the result of our continued focus on cost control while maintaining service levels. Field operations employees totaled 142 and 97 at March 31, 2003 and 2002, respectively.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.1 million and $3.9 million for the three months ended March 31, 2003 and 2002, respectively. The $0.8 million or 20% decrease resulted from decreased salaries and other employee related costs of approximately $0.4 million, decreased use of outside consulting services of $0.3 million, and decreased administrative costs of approximately $0.2 million related to sales and marketing activities, partially offset by approximately $0.1 million in sales and marketing costs due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. Sales and marketing employees totaled 61 and 82 as of March 31, 2003 and 2002, respectively. We anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.8 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively. The

$0.7 million or 28% decrease resulted from decreased costs related to outside consultants of approximately $1.0 million and decreased administrative costs of $0.2 million associated with research, development and engineering activities, partially offset by increased salaries and other employee related costs of $0.1 million and by $0.4 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 124 and 123 as of March 31, 2003 and 2002, respectively. We anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $4.9 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively. The $1.0 million or 17% decrease resulted from decreased costs of $0.7 related to outside consultants and decreased administrative costs of $0.3 million, which includes depreciation, amortization, and bad debt expense. General and administrative employees totaled 50 and 49 as of March 31, 2003 and 2002, respectively. We anticipate that we will continue to invest in general and administrative costs for the foreseeable future.

        Stock-based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $0.4 million and $0.5 million was recorded for the three months ended March 31, 2003 and 2002, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At March 31, 2003, $0.9 million of stock-based compensation remains deferred and we expect the entire amount to be recognized as expense in 2003.

        Total other income net.    Total other income, net consists primarily of interest received and paid. Total other income, net was $0.1 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. The $0.2 million or 61% decrease resulted primarily from lower cash balances and interest rates during the first quarter of 2003.

        Provision for Income Taxes.    We provided less than $0.1 million and no provision for income taxes for the three months ended March 31, 2003 and 2002, respectively. The provision relates to taxes we believe we will pay in non-U.S. countries due to our profitable foreign operations.

Liquidity and Capital Resources

        As of March 31, 2003, we had cash and cash equivalents, restricted cash, and short-term investments of $50.3 million, representing a decrease of $2.9 million from $53.2 million at December 31, 2002. As of March 31, 2003, $16.2 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at March 31, 2003 was $62.6 million, compared to working capital of $63.3 million at December 31, 2002.

        The $0.1 million of cash provided by operations for the three months ended March 31, 2003 was positively impacted by net income for the quarter, depreciation and amortization of $2.3 million, a decrease in other current assets of $0.7 million, an increase in accrued payroll and related costs of $0.4 million, and stock-based compensation expense of $0.4 million. Cash provided by operations for the three months ended March 31, 2003 was negatively impacted by a decrease in accounts payable of $2.3 million, an increase in inventory of $0.6 million, an increase in restricted cash of $0.5 million, and a decrease in deferred revenue of $0.4 million. The $1.1 million of cash provided by operations in the three months ended March 31, 2002 was positively impacted by an increase in accounts payable of $6.5 million, depreciation and amortization of $2.2 million, an increase of accrued payroll and related costs of $0.7 million, stock-based compensation expense of $0.5 million, and an increase in deferred revenue of $0.4 million. Cash provided by operations for the three months ended March 31, 2002 was negatively impacted by a net loss of $4.2 million, an increase in trade and unbilled accounts receivable, net of $4.5 million, and an increase in inventory of $0.5 million.

        The $1.7 million of cash used in investing activities for the three months ended March 31, 2003 was negatively impacted by the purchase of property and equipment of $1.9 million and $1.8 million of capitalized software development costs, partially offset by the sale or maturity of $2.0 million in short-term investments. The $15.3 million of cash provided by investing activities for the three months ended March 31, 2002 was positively impacted by the sale or maturity of $25.1 million of short-term investments, partially offset by $4.2 million of purchases of short-term investments, the purchase of $3.3 million of property and equipment, and $2.0 of capitalized software development costs.

        The $0.1 million of cash provided by financing activities for the three months ended March 31, 2003 was positively impacted by the issuance of stock for $0.1 million related to our stock incentive plans. The $0.4 million of cash provided by financing activities for the three months ended March 31, 2002 was positively impacted by the issuance of stock for $0.6 million related to our stock incentive plans and was negatively impacted by $0.2 million of principal payments under capital leases.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.0 million as of March 31, 2003, and are payable in monthly installments through October 2010.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, in order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities although we do not believe at this time that our long-term working capital and capital expenditures will be of such a nature that we would be required to take steps presently to remedy any such potential deficiency. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF

94-3, liabilities for exit costs were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We implemented SFAS No. 146 on January 1, 2003 and do not expect this statement to have a material impact on our consolidated financial position or results of operations.

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

Risks Related to Our Business

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

        While we have completed more than a year's worth of transition activities, these activities and the risks associated with them will continue through the next few quarters.

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

We may not realize the synergistic benefits expected from the acquisition of DIDS

        We cannot assure you that we will realize the synergistic benefits sought through the acquisition of DIDS. Although we view this acquisition as an opportunity to significantly enhance the security and usefulness of driver licenses and other DIDS products, we cannot assure you that we will be successful in combining our current technological applications and product offerings with those of DIDS or that the combined product offerings will be acceptable in the marketplace. Factors that could affect acceptance of these combined product offerings are changes in government regulations and industry standards, and increased competition from DIDS' competitors who may develop superior or alternative technology that is more widely acceptable in the marketplace. We cannot assure you that, if we fail to realize the synergistic benefits sought through the acquisition of DIDS, the resulting effect will not harm our business, operating results and financial condition.

We have a history of losses and we cannot assure you that we will maintain profitability

        We have incurred significant net losses since inception. Our accumulated deficit as of March 31, 2003 was approximately $56.0 million. In order to maintain profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to those higher revenues. Even though we achieved profitability during the first quarter of 2003, we may not be able to sustain or increase our profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

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

        We historically derived a substantial portion of our revenue from a consortium of leading central banks with which we have a development and license agreement related to banknote counterfeit deterrence. Since the acquisition of DIDS, revenue generated from the consortium has decreased as a percentage of our total revenue to below 10% for 2002. Nevertheless, the loss of this consortium as a customer could harm our business, operating results and financial condition. The consortium has the right to terminate the agreement prior to the expiration of its term. Unless the consortium exercises this right, we expect to earn revenue under the agreement through at least 2003, which concludes the current agreement with the consortium of banks. While we believe that the agreement will be renewed for future periods, we cannot guarantee that this will happen.

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

We have a limited operating history and are subject to the risks encountered by early-stage companies

        We began our business in January 1995. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in new and rapidly evolving markets, such as digital watermarking, are exposed. These risks include the following:

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

We may not be able to adequately protect our intellectual property, and we may be subject to infringement claims

        Our success depends in part on licensing our proprietary technologies. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We face risks associated with our patent position, including the potential and sometimes actual need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed.

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

        Effective protection of intellectual property rights may be unavailable or limited, both in the United States and in non-U.S. countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both in the United

States and in various countries outside the United States. However, we cannot assure you that pending patents will be issued or that issued patents will be valid or enforceable. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights we hold.

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

        During 2002, DIDS engaged in activities in a number of jurisdictions to finish projects begun prior to our acquisition from Polaroid Corporation and its affiliates of the U.S. large government programs identification systems and international digital identification systems businesses. DIDS also engaged in activities in several jurisdictions to correct legacy defects from installations prior to our acquisition that were identified during or since the acquisition process as needing remedial action. We have made considerable progress with regard to these activities. Nonetheless, there may be additional issues or defects that we have not yet identified that may require significant efforts and resources to correct and that would cause us to divert resources away from other purposes.

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of March 31, 2003 we had 377 employees and 53 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. Less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs, and our business could be harmed.

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

We depend on key employees for our future success

        Our success depends to a significant extent on the performance and continued service of our senior management. Almost all of our senior management do not have employment agreements. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. The loss of the services of any of our senior management or any of our other key employees could harm our business.

If we are not able to retain, hire or integrate qualified personnel, our business may be harmed

        Our ability to successfully develop, market, sell and license our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing, and operations personnel in the future. Our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our market segments can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our business could be harmed.

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

  •
  Dataglyphs—a slightly visible modification of the characteristics of an image or document that is machine-readable;

  •
  Scrambled Indicia—an optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;

  •
  Traditional anti-counterfeiting technologies—a number of solutions used currently by many governments (and that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

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

  •
  Smart cards—badges and cards including a semiconductor memory and/or processor used for authentication and related purposes; and

  •
  Bar codes—a data-carrying code, typically visible in nature (but invisible if printed in ultraviolet- or infrared-responsive inks).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2002 have not changed materially. In addition, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline of the fair market value of our fixed income portfolio and loans outstanding would not be material.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to our initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. We intend to defend these actions vigorously. Due to the inherent uncertainties of litigation and because the litigation is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

        In October 2002, we filed a patent infringement case against Spectra Systems Corporation in the United States District Court for the District of Delaware alleging infringement of Digimarc's patents 5,636,292, 5,745,604 and 6,385,330. In May 2003, Digimarc settled the patent infringement lawsuit it brought against Spectra Systems Corporation in the United States District Court for the District of Delaware. Under the terms of the settlement, Spectra Systems Corporation agreed to not sell driver license products involving digital watermarking technology claimed in Digimarc patents.

Item 5. Other Information.

        In March 2003, our board of directors adopted a resolution, in accordance with the terms of our Second Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws, which amended Section 3.1 of our Amended and Restated Bylaws to increase the size of our board of directors from eight to nine members. Thereafter, our board of directors elected James T. Richardson to fill the newly created vacancy on our board of directors and, in addition, appointed Mr. Richardson to the audit committee of our board of directors.

        In April 2003, our board of directors approved a revised Audit Committee Charter and Audit Committee Responsibilities Checklist. This Form 10-Q includes as an exhibit hereto the revised Audit Committee Charter and Audit Committee Responsibilities Checklist.

        Finally, this Form 10-Q includes as an exhibit hereto an Employment Agreement, dated as of July 16, 2001, between Digimarc and Bruce Davis, our Chief Executive Officer, which was inadvertently not previously filed.

Item 6: Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

    See attached exhibit index.

  (b)
  Reports on Form 8-K.

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: May 15, 2003	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ BRUCE DAVIS Bruce Davis Chief Executive Officer

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)
3.2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)
3.3
Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
10.1	Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis
99.1	Audit Committee Charter and Audit Committee Responsibilities Checklist

QuickLinks

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
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 6: Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX