Form 10-Q
period 2003-06-30
DIGIMARC CORP
filed 2003-08-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003
OR
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

        As of July 31, 2003, there were 17,996,860 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2003	December 31, 2002(1)
ASSETS
Current assets:
Cash and cash equivalents	$25,013	$30,382
Restricted cash	16,281	15,702
Short-term investments	10,355	7,090
Trade accounts receivable, net	10,551	10,517
Unbilled trade receivables	4,871	4,616
Inventory, net	5,831	5,091
Other current assets	2,155	3,107

Total current assets	75,057	76,505
Property and equipment, net	32,526	28,237
Intangibles, net	25,217	26,666
Other assets, net	1,013	1,059

Total assets	$133,813	$132,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,965	$8,008
Accrued payroll and related costs	2,081	1,387
Deferred revenue	4,499	3,732
Other current liabilities	17	69

Total current liabilities	11,562	13,196
Other long-term liabilities	2	7

Total liabilities	11,564	13,203
Stockholders' equity:
Common stock	18	18
Additional paid-in capital	178,336	176,002
Deferred stock compensation	(429)	(1,332)
Accumulated other comprehensive income (loss)	64	(43)
Warrant	—	675
Accumulated deficit	(55,740)	(56,056)

Total stockholders' equity	122,249	119,264

Total liabilities and stockholders' equity	$133,813	$132,467

(1)
The information in this column was derived from the Company's audited consolidated financial statements as of December 31, 2002.

See Notes to Condensed Consolidated Financial Statements

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product and subscription	$3,712	$4,010	$8,370	$7,133
Service	18,834	16,829	35,880	32,162

Total revenue	22,546	20,839	44,250	39,295
Cost of revenue:
Product and subscription	2,405	2,488	4,921	3,606
Service	9,888	9,611	19,318	19,107

Total cost of revenue	12,293	12,099	24,239	22,713
Gross profit	10,253	8,740	20,011	16,582
Operating expenses:
Sales and marketing	3,268	3,916	6,347	7,767
Research, development and engineering	2,109	2,823	4,271	5,642
General and administrative	4,691	5,212	9,245	10,833
Restructuring charges, net	—	493	—	493

Total operating expenses	10,068	12,444	19,863	24,735

Operating income (loss)	185	(3,704)	148	(8,153)
Other income (expense):
Interest income	148	269	308	623
Interest expense	(2)	(21)	(4)	(40)
Other	8	73	(34)	34

Total other income, net	154	321	270	617

Income (loss) before provision for income taxes	339	(3,383)	418	(7,536)
Provision for income taxes	(52)	—	(102)	—

Net income (loss)	$287	$(3,383)	$316	$(7,536)

Net income (loss) per share—basic	$0.02	$(0.20)	$0.02	$(0.44)
Net income (loss) per share—diluted	$0.02	$(0.20)	$0.02	$(0.44)
Weighted average shares outstanding—basic	17,790	17,293	17,726	17,203
Weighted average shares outstanding—diluted	18,540	17,293	18,426	17,203

See Notes to Condensed Consolidated Financial Statements

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$316	$(7,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,993	4,467
Stock-based compensation expense	862	934
Other non-cash charges	107	250
Changes in operating assets and liabilities:
Restricted cash	(579)	—
Trade and unbilled accounts receivable, net	(289)	(5,332)
Inventory, net	(740)	(393)
Other current assets	952	362
Other assets, net	20	(340)
Accounts payable	(3,043)	4,718
Accrued payroll and related costs	694	714
Deferred revenue	767	1,272
Other current liabilities	(52)	(194)

Net cash provided by (used in) operating activities	4,008	(1,078)
Cash flows from investing activities:
Purchase of property and equipment	(4,228)	(5,275)
Capitalization of software development costs	(3,579)	(3,864)
Long-term investments	—	(300)
Sale or maturity of short-term investments	6,057	36,881
Purchase of short-term investments	(9,322)	(12,604)

Net cash provided by (used in) investing activities	(11,072)	14,838
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,700	1,460
Principal payments under capital lease obligations	(5)	(438)

Net cash provided by financing activities	1,695	1,022

Net increase (decrease) in cash and cash equivalents	(5,369)	14,782
Cash and cash equivalents at beginning of period	30,382	24,724

Cash and cash equivalents at end of period	$25,013	$39,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$40

See Notes to Condensed Consolidated Financial Statements

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)
(UNAUDITED)

1.     The Company, Basis of Presentation

        Digimarc Corporation ("Digimarc", the "Company", "our", "us" or "we") is a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, banknotes and other financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. The Company also is a leading supplier of secure personal identification systems. The Company supplies the issuance systems for the majority of driver licenses produced in the United States and provides all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty-four non-U.S. countries. The Company is developing and marketing enhanced security for personal identification documents enabled by Digimarc's proprietary digital watermarking technology.

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

        The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted under the Security and Exchange Commission's rules and regulations.

        Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereon have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

2.     Income (Loss) Per Share Computation

        Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The effect of 4,471 and 4,591 outstanding stock options for the three and six months ended June 30, 2003, respectively, are excluded from the calculation of diluted net income per share because their inclusion would be antidilutive. The effect of 5,845 and 5,694 outstanding stock options and warrants for the three and six months ended June 30,

2002, respectively, are excluded from the calculation of diluted net loss per share for the periods presented because the Company was in a loss position and their inclusion would be antidilutive.

3.     Pro Forma Income (Loss) Per Share

        At June 30, 2003, the Company has various stock-based compensation plans, including stock incentive plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, no stock- based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the measurement date.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$287	$(3,383)	$316	$(7,536)
Add: Stock-based compensation expense determined under the intrinsic value method	418	463	862	934
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,859	6,150	10,261	13,327

Pro forma net income (loss)	$(4,154)	$(9,070)	$(9,083)	$(19,929)

Earnings per share:
Basic—as reported	$0.02	$(0.20)	$0.02	$(0.44)
Diluted—as reported	$0.02	$(0.20)	$0.02	$(0.44)
Basic—pro forma	$(0.23)	$(0.52)	$(0.51)	$(1.16)
Diluted—pro forma	$(0.23)	$(0.52)	$(0.51)	$(1.16)

4.     Segment Information

        The Company derives its revenue from a single operating segment, secure media solutions. There was no single customer in the three or six months ended June 30, 2003 or 2002 that accounted for more than 10% of total revenue.

5.     Stock-based Compensation Expense Allocation

        Stock-based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $418 and $862 was recorded for the three and six months ended June 30, 2003, respectively, and $463 and $934 for the three and six months ended June 30, 2002, respectively. Stock-based compensation expense is included in the respective statements of operations expense categories for the employees to which it applies. At June 30, 2003, $429 of stock-based compensation remains deferred and we expect the entire balance to be amortized to expense in 2003.

6.     Commitments and Contingencies

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the Company's initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. In June 2003, a committee of the Company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Digimarc and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. Digimarc would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Digimarc may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by Digimarc's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Digimarc's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. Due to the inherent uncertainties of litigation and because the settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

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

7.     Comprehensive Income (Loss)

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The following provides a summary of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$287	$(3,383)	$316	$(7,536)
Foreign currency translation adjustment	67	(36)	107	(36)

Comprehensive income (loss)	$354	$(3,419)	$423	$(7,572)

8.     Recent Accounting Pronouncements

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

        We also are a leading supplier of secure personal identification systems. We supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty-four non-U.S. countries. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

        The majority of our revenues come from multi-year contracts with government agencies, including U.S. state departments of motor vehicles. We anticipate increasing our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their printed media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their printed materials to provide a link to relevant network services. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of fees and royalties will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology, as well as the nature of the use of, and the nature and amount of licensed content carrying, our digital watermarks.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, among others, those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

  We recognize revenue on long-term identification and driver license production contracts using a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific period. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

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

  Reserve for uncollectible accounts receivable:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review our allowance for doubtful accounts monthly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product and subscription	16%	19%	19%	18%
Service	84	81	81	82

Total revenue	100	100	100	100
Cost of revenue:
Product and subscription	11	12	11	9
Service	44	46	44	49

Total cost of revenue	55	58	55	58
Gross profit	45	42	45	42
Operating expenses:
Sales and marketing	14	19	14	20
Research, development and engineering	9	14	10	14
General and administrative	21	25	21	28
Restructuring charges, net	0	2	0	1

Total operating expenses	44	60	45	63

Operating income (loss)	1	(18)	0	(21)
Other income (expense):
Interest income	1	1	2	2
Interest expense	0	0	0	0
Other	0	1	0	0

Total other income, net	1	2	2	2

Income (loss) before provision for income taxes	2	(16)	2	(19)
Provision for income taxes	(1)	0	(1)	0

Net income (loss)	1%	(16)%	1%	(19)%

Revenue

        Total revenue was $22.5 million and $44.3 million for the three and six months ended June 30, 2003, respectively, compared to total revenue of $20.8 million and $39.3 million for the three and six months ended June 30, 2002, respectively. The increase in total revenue between each of the comparable three and six month periods of 2003 and 2002 resulted from increased international sales and services, in particular as a result of the execution of a number of international voter registration contracts, and increased issuance revenues from U.S. state driver license programs. Revenue from identified international customers was $3.8 million and $8.3 million for the three and six months ended June 30, 2003, respectively, and $3.9 million and $6.4 million for the three and six months ended June 30, 2002, respectively. Management believes that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

        Product and subscription.    Product and subscription revenue was $3.7 million and $8.4 million for the three and six months ended June 30, 2003, respectively, compared to $4.0 million and $7.1 million for the three and six months ended June 30, 2002, respectively. The $0.3 million or 7% decrease and $1.2 million or 17% increase for the three and six months ended June 30, 2003, respectively, was primarily related to the fluctuation in international sales and domestic equipment sales. A portion of our revenue each year is generated from the licensing of technology. In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to our technology could have a long-term impact on our revenue.

        Service.    Service revenue was $18.8 million and $35.9 million for the three and six months ended June 30, 2003, respectively, compared to $16.8 million and $32.2 million for the three and six months ended June 30, 2002, respectively. The $2.0 million or 12% increase and $3.7 million or 12% increase for the three and six months ended June 30, 2003, respectively, as compared to the corresponding three and six month periods of 2002 was primarily the result of increased issuance revenue.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $2.4 million and $4.9 million for the three and six months ended June 30, 2003, respectively, compared to $2.5 million and $3.6 million for the three and six months ended June 30, 2002, respectively. The $0.1 million or 3% decrease and $1.3 million or 36% increase for the three and six months ended June 30, 2003, respectively, was a result of the fluctuation in international sales activity and domestic equipment sales activity.

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $9.9 million and $19.3 million for the three and six months ended June 30, 2003, respectively, compared to $9.6 million and $19.1 million for the three and six months ended June 30, 2002, respectively. The $0.3 million or 3% increase and $0.2 million or 1% increase for the three and six months ended June 30, 2003, respectively, as compared to the corresponding three and six month periods of 2002 was primarily the result of incremental increases in costs associated with maintaining service levels to a broader number of customers, offset by our continued focus on cost controls. Field operations employees totaled 153 and 138 at June 30, 2003 and 2002, respectively.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.3 million and $6.3 million for the three and six months ended June 30, 2003, respectively, compared to $3.9 million and $7.8 million for the three and six months ended June 30, 2002, respectively. The $0.6 million or 17% decrease for the three months ended June 30, 2003 as compared to the same period ended June 30, 2002 resulted from decreased administrative costs of approximately $0.3 million related to sales and marketing activities, approximately $0.3 million in decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue, decreased use of outside consulting services of $0.2 million, and, decreased marketing and advertising costs of approximately $0.1 million, partially offset by increased salaries and other employee related costs of approximately $0.2 million. The $1.4 million or 18% decrease for the six months ended June 30, 2003 as compared to the same period ended June 30, 2002 resulted from decreased use of outside consulting services of $0.5 million, decreased administrative costs of approximately $0.4 million related to sales and marketing activities, decreased salaries and other employee related costs of approximately $0.2 million, $0.2 million in decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue, and decreased marketing and advertising costs of approximately $0.1 million. Sales and marketing employees totaled 48 and 59 as of June 30, 2003 and 2002, respectively. Although overall sales and marketing expenses have decreased in recent periods, we anticipate that we will invest significantly in sales and marketing in the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $2.1 million and $4.3 million for the three and six months ended June 30, 2003, respectively, compared to $2.8 million and $5.6 million for the three and six months ended June 30, 2002, respectively. The $0.7 million or 25% decrease for the three months ended June 30, 2003 as compared to the same period ended June 30, 2002 resulted from decreased costs related to outside consultants of approximately $1.6 million and decreased salaries and other employee related costs of approximately $0.1 million, partially offset by $1.0 million related to increased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. The $1.4 million or 24% decrease for the six months ended June 30, 2003 as compared to the same period ended June 30, 2002 resulted from decreased costs related to outside consultants of approximately $2.5 million and decreased administrative costs related to research, development and engineering activities of $0.2 million, partially offset by $1.3 million related to increased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 109 and 134 as of June 30, 2003 and 2002, respectively. Although overall research, development and engineering expenses have decreased in recent periods, we anticipate that we will invest significantly in product research, development and engineering in the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $4.7 million and $9.2 million for the three and six months ended June 30, 2003, respectively, compared to $5.2 million and $10.8 million for the three and six months ended June 30, 2002, respectively. The $0.5 million or 10% decrease for the three months ended June 30, 2003 as compared to the same period ended June 30, 2002 resulted from decreased costs of

$0.2 million related to outside consultants and decreased administrative costs of $0.3 million, which includes depreciation, amortization, and bad debt expense. The $1.6 million or 15% decrease for the six months ended June 30, 2003 as compared to the same period ended June 30, 2002 resulted from decreased costs of $1.0 million related to outside consultants and decreased administrative costs of $0.6 million, which includes depreciation, amortization, and bad debt expense. General and administrative employees totaled 52 and 44 as of June 30, 2003 and 2002, respectively. Although general and administrative expenses have decreased in recent periods, we anticipate that we will invest in general and administrative costs in the foreseeable future.

        Stock-based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $0.4 million and $0.9 million was recorded for the three and six months ended June 30, 2003, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2002, respectively. Stock-based compensation is included in the respective statements of operations expense categories for the employees to which it applies. At June 30, 2003, $0.4 million of stock-based compensation remains deferred and we expect the entire amount to be recognized as expense in 2003.

        Total other income, net.    Total other income, net consists primarily of interest received and paid. Total other income, net was $0.2 million and $0.3 million for the three and six months ended June 30, 2003, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively. The $0.2 million or 52% decrease and $0.3 million or 56% decrease for the three and six months ended June 30, 2003, respectively, as compared to the same periods ended June 30, 2002 resulted primarily from lower cash balances and interest rates during 2003.

        Provision for Income Taxes.    We provided less than $0.1 million and $0.1 million for income taxes for the three and six months ended June 30, 2003, respectively, compared to no provision for income taxes for the three and six months ended June 30, 2002, respectively. The provision relates to taxes we believe we will pay in non-U.S. countries due to our profitable foreign operations.

Liquidity and Capital Resources

        As of June 30, 2003, we had cash and cash equivalents, restricted cash, and short-term investments of $51.6 million, representing a decrease of $1.5 million from $53.2 million at December 31, 2002. As of June 30, 2003, $16.3 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at June 30, 2003 was $63.5 million, compared to working capital of $63.3 million at December 31, 2002.

        The $4.0 million of cash provided by operations for the six months ended June 30, 2003 was positively impacted by net income for the period, depreciation and amortization of $5.0 million, a decrease in other current assets of $1.0 million, stock-based compensation expense of $0.9 million, an increase in deferred revenue of $0.8 million, and an increase in accrued payroll and related costs of $0.7 million. Cash provided by operations for the six months ended June 30, 2003 was negatively impacted by a decrease in accounts payable of $3.0 million, an increase in inventory of $0.7 million, an increase in restricted cash of $0.6 million, and an increase in trade and unbilled accounts receivable, net of $0.3 million. The $1.1 million of cash used in operations in the six months ended June 30, 2002 was positively impacted by an increase in accounts payable of $4.7 million, depreciation and amortization of $4.5 million, an increase in deferred revenue of $1.3 million, stock-based compensation expense of $0.9 million, an increase of accrued payroll and related costs of $0.7 million, and a decrease in other current assets of $0.4 million. Cash used in operations for the six months ended June 30, 2002 was negatively impacted by a net loss of $7.5 million, an increase in trade and unbilled accounts receivable, net of $5.3 million, an increase in inventory of $0.4 million, and an increase in other assets, net of $0.3 million.

        The $11.1 million of cash used in investing activities for the six months ended June 30, 2003 was related primarily to the purchase of property and equipment of $4.2 million, $3.6 million of capitalized software development costs, and $3.3 million net purchases of short-term investments. The $14.8 million of cash provided by investing activities for the six months ended June 30, 2002 related primarily to net sales or maturities of $24.3 million of short-term investments, partially offset by the purchase of $5.3 million of property and equipment and $3.9 million of capitalized software development costs.

        The $1.7 million of cash provided by financing activities for the six months ended June 30, 2003 primarily related to the issuance of stock for $1.7 million related to our stock incentive plans. The $1.0 million of cash provided by financing activities for the six months ended June 30, 2002 primarily related to the issuance of stock for $1.5 million related to our stock incentive plans and $0.4 million of principal payments under capital leases.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $7.4 million as of June 30, 2003, and are payable in monthly installments through October 2010.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, because of our concern that currently weak economic conditions may continue through 2003, if not longer, we have taken and continue to take steps to limit our expenses and align our cost structure to our revenues.

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

Risks Related to Our Business

The markets for digital watermark applications are new and developing

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The markets for products and services using digital watermarks are evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. We are actively working, independently and with others, to expand the market for using digital watermarking technology, such as in the monitoring and tracking of usage of programming content broadcast by television networks and stations and in the security features of driver licenses. While we believe a trend may have begun in the use of digital watermarking security features in digital driver licenses during our second fiscal quarter of 2003, as a number of states, such as Nebraska, Michigan, Vermont and New Jersey, have begun to adopt digital watermarking security features in their digital driver licenses, and while we believe that such a trend, if it continues, may have a materially favorable impact on our revenues, it is difficult to predict the future growth rate, if any, and ultimate size of this market or any other digital watermarking markets or our anticipated future markets. We cannot assure you that new markets for our products and services will develop or that our existing markets will grow.

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

The loss of any large contract may seriously harm our business, operating results and financial condition

        Contracts between government agencies and our wholly-owned subsidiary, Digimarc ID Systems, LLC, and/or its affiliates (collectively known as "DIDS") have varying duration, averaging four to five years in length, after which the government agency can re-open the contract for competitive bidding. If we were to lose a contract, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of tangible or intangible assets related to the customer. The loss of one or more large contracts with governmental agencies may seriously harm our business, operating results and financial condition.

Uncertainties associated with the integration of the Digimarc ID Systems business into our existing business could cause an interruption or loss in momentum in our existing business and operating activities and the business and operating activities of the business acquired and, if material, might harm us

        The integration of the operations of DIDS into our business involves a number of risks, including:

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

        The process of integrating DIDS' operations could cause an interruption or loss in momentum in our business and operating activities and, if material, could harm our business. Moreover, in the course of the integration and transition effort, we may discover facts or circumstances that were not known or apparent prior to the date we acquired the original DIDS assets from Polaroid Corporation, Polaroid ID Systems, Inc. and some other affiliated entities of Polaroid Corporation or during our due diligence review of these assets prior to the acquisition. These facts and circumstances could result in delays or interruptions in the integration and transition and may have other negative effects which, if material, could adversely affect our business.

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

        While we have completed more than a year's worth of transition activities and many of the activities are complete or nearing completion, we expect these activities to continue for the next few quarters and the aggregate amount of additional expenses, if any, is not yet determinable, but could be significant. In addition, we cannot assure you that we will not incur additional charges in subsequent quarters to reflect costs and residual risks associated with the integration of DIDS' operations. Adverse developments could include employee turnover, problems in integrating new financial and information systems, problems associated with the relocation to new office space, and remaining film and other dependencies involving Polaroid. Any remaining costs that exceed our expectations could materially affect our business, financial condition, and results of operations.

We may not realize the synergistic benefits expected from the acquisition of DIDS

        We cannot assure you that we will realize the synergistic benefits sought through the acquisition of DIDS. Although we view this acquisition as an opportunity to significantly enhance the security and usefulness of driver licenses and other DIDS products, we cannot assure you that we will be successful in combining our current technological applications and product offerings with those of DIDS or that the combined product offerings will be acceptable in the marketplace. We believe that we have begun to demonstrate the synergy between our principle areas of business, as several states in the United States announced adoption of digital watermarking security features in their driver licenses. While we expect many more states to do the same in the future, factors that could affect acceptance of these combined product offerings are changes in government regulations and industry standards, and increased competition from DIDS' competitors who may develop superior or alternative technology that is more widely acceptable in the marketplace. We cannot assure you that, if we fail to realize the synergistic benefits sought through the acquisition of DIDS, the resulting effect will not harm our business, operating results and financial condition.

We have a history of losses and we cannot assure you that we will maintain profitability

        We have incurred significant net losses since inception. Our accumulated deficit as of June 30, 2003 was approximately $55.7 million. In order to maintain profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to those higher revenues. Even though we achieved profitability during the first two quarters of 2003, we may not be able to sustain or increase our profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed and we may not be profitable.

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

  •
  We may be unable to develop and maintain the strategic relationships upon which we currently rely for portions of our revenue; and

  •
  Our quarterly operating results may fluctuate significantly.

        We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the other risks described elsewhere in this report.

A significant portion of our business depends on large public sector contracts, which can be terminated at the convenience of the government authority, are subject to a variety of requirements and influences and may only result in one-time revenue without potential for renewal

        A significant portion of our business depends on a limited number of large public sector contracts. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. Further, some government contracts may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenues without renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance or fidelity bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can impact the predictability of our quarterly results and may potentially have a material negative effect on our financial position, results of operation or cash flows.

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

        In addition, because the markets for certain of our products and services are new and rapidly evolving, it is difficult for us to predict certain aspects of our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our predictions regarding developments involving counterfeiting and piracy, as well as other security and intelligence needs, and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions and estimates prove inaccurate, our revenue and operating results will fluctuate from our anticipated results.

We may not be able to adequately protect our intellectual property, and we may be subject to infringement claims

        Our success depends in part on licensing our proprietary technologies. To protect our growing patent and related intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company.

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

        As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly outside the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

        Effective protection of intellectual property rights may be unavailable or limited, both in the United States and in other countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both in the United States and in various other countries. However, we cannot assure you that pending patents will be issued or that issued patents will be valid or enforceable. Failure to obtain such patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights we hold.

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

The security systems that we use in our proprietary technologies and in our business may be circumvented by third parties, which could damage our reputation and disrupt our business

        Many of our products and services involve the embedding of digital code in media content that is imperceptible in normal use but that can be read by digital devices. The success of these products and services depends on the security of our media commerce, anti-counterfeiting and piracy systems, self-authentication solutions, and supporting infrastructure. Security breaches of these systems and solutions could damage our reputation and expose us to a risk of loss or litigation and possible liability. The security measures that we use may not prevent security breaches, and failure to prevent these security breaches may disrupt our business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or otherwise damage our products, services and reputation and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts.

        We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

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

We may encounter difficulties managing our planned growth and expansion that may harm our business

        As of June 30, 2003 we had 362 employees and 60 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we re-organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Watermarking Solutions and the second of which is ID Systems, both of which are overseen by a small corporate staff. While our management anticipates that this new operating structure will facility effective management of the continuing growth and expansion of our business, we cannot assure you that the new operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs, and our business could be harmed.

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

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may impair our financial performance as a result of doing so

        From time to time we have discussions with third parties about potential acquisitions. If appropriate opportunities present themselves, we may attempt to acquire other businesses or technologies. We may not be able to identify, negotiate or finance any future acquisition successfully. Other than the acquisition of DIDS, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business or technology with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible and other acquired assets. Any of these might negatively affect our financial results and cause our stock price to decline. Our due diligence of acquired companies may fail to reveal material risks or liabilities. Additionally, in order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, and we may not be successful in doing so on satisfactory terms. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

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

  •
  Special meetings of the stockholders may be called only by our president, our secretary, or at the discretion of our board of directors;

  •
  Vacancies on our board of directors may be filled by a majority of directors in office, without the approval of the stockholders; and

  •
  Our board of directors may issue preferred stock and determine the price, designations, rights and preferences as well as qualifications, limitations, and restrictions of those shares without any vote or further action by the stockholders.

        These provisions could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

There are many risks associated with our international operations which may impact future revenue growth

        We expect revenues from sales of products and services to governments and other customers outside of the United States to represent a growing percentage of our total revenues in the future. International sales and services are subject to a number of risks, including the following:

  •
  changes in foreign government regulations and security requirements;

  •
  export license requirements, tariffs and taxes;

  •
  trade barriers;

  •
  difficulty in protecting intellectual property;

  •
  difficulty in collecting accounts receivable;

  •
  currency fluctuations;

  •
  difficulty in managing foreign operations; and

  •
  political and economic instability.

        If our customers are affected by currency devaluations or general economic downturns or persistent economic difficulties, their ability to purchase our products and subscriptions and services could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign customers may decide to terminate or delay the implementation of our products and services. Any action like this by foreign customers, in particular foreign government authorities, could potentially delay or reduce our anticipated revenues under our contracts with such customers and we may have limited recourse against them to recover any potential losses.

        While we generally invoice our foreign sales in U.S. dollars, we may elect in the future to take payment in other foreign currencies and, if we do, we may be exposed to losses as the result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products and services to those foreign customers could result in decreased sales.

Risks Related to Our Markets

If we are unable to respond to regulatory or industry standards effectively, our business could be harmed

        Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and statutory standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. For example, we have been actively working with a group of companies to establish a digital video watermarking solution standard for DVD devices. However, while our group already has submitted to the DVD Copy Control Association, or DVDCCA, a proposed standard, the DVDCCA to date has delayed its selection and, even if a selection is made, the standard proposed by our group may not be adopted. If we are unable to influence these or other standards or respond to such standards effectively, our business could be harmed.

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

If leading companies in our industry or standard setting bodies or institutions downplay, minimize, or reject the use of watermarking, our business could be harmed

        Many of our business endeavors, such as our licensing of intellectual property in support of audio and video applications, can be impeded or frustrated by larger, more influential companies or by standard setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may make achieving our business objectives difficult or impossible, harming our business as a result.

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

Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, costs and stock price

        Threats of terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions may impact our operations. While any of these events could result in an increased need for new security features that may, as a result, favorably impact our revenues from our DIDS business and our sales of product and subscription and service in connection with our digital watermarking technology, any of these events could also, or alternatively, result in increased volatility in the United States and worldwide financial markets and economies, negatively impacting our business in other ways, such as by driving up research, development and engineering costs associated with attempting to achieve heightened effectiveness in new products. Also, any of these terrorist-related events could result in economic recession in the United States or abroad. If such negative consequences were to occur, they could have a significant impact on our operating results, revenues and costs and may result in the volatility of the future market price of our common stock.

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

Item 4. Controls and Procedures.

        As of June 30, 2003 our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. Our management also evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, any change that occurred in our internal control over financial reporting during the fiscal quarter ended June 30, 2003. No such change materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        As previously reported in our Form 10-Q for the quarterly period ended March 31, 2003, beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to our initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. In June 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Digimarc and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. Digimarc would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Digimarc may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by Digimarc's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Digimarc's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. Due to the inherent uncertainties of litigation, and because the settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

Item 4: Submission of Matters to a Vote of Security Holders.

        We held our annual meeting of stockholders on May 22, 2003. Two proposals were voted on by our stockholders and the results for each proposal were as follows:

        Proposal 1:    Election of Three Class I Directors

        The election of three Class I directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
William A. Krepick	12,669,389	163,573	0	4,879,503
Alty van Luijt	12,669,589	163,373	0	4,879,503
Jim Roth	12,667,760	165,202	0	4,879,503

        Proposal 2:    Ratification of the Appointment of the Company's Independent Auditors

        KPMG LLP was ratified as our independent auditors for the fiscal year ending December 31, 2003 with 12,041,673 votes in favor, 780,068 votes against, 11,221 abstentions, and 4,879,503 non-votes.

Item 6: Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

      See attached exhibit index.

  (b)
  Reports on Form 8-K.

      On April 22, 2003, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K which included reports under items 7 and 12 thereto and attached a press release issued by Digimarc on April 22, 2003 announcing its preliminary financial results for the quarterly period ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: August 14, 2003	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)
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
31.1	Section 302 Certification of Chief Executive Officer of the Registrant
31.2	Section 302 Certification of Chief Financial Officer of the Registrant
32.1	Section 906 Certification of Chief Executive Officer of the Registrant
32.2	Section 906 Certification of Chief Financial Officer of the Registrant

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
DIGIMARC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 4: Submission of Matters to a Vote of Security Holders.
  Item 6: Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX