Form 10-Q
period 2003-09-30
DIGIMARC CORP
filed 2003-11-14
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003
OR
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

        As of October 31, 2003, there were 20,020,341 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2003	December 31, 2002 (1)
ASSETS
Current assets:
Cash and cash equivalents	$58,944	$30,382
Restricted cash	5,009	15,702
Short-term investments	14,029	7,090
Trade accounts receivable, net	8,412	10,517
Unbilled trade receivables	4,695	4,616
Inventory, net	5,078	5,091
Other current assets	2,643	3,107

Total current assets	98,810	76,505
Property and equipment, net	34,513	28,237
Intangibles, net	24,400	26,666
Other assets, net	1,004	1,059

Total assets	$158,727	$132,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,100	$8,008
Accrued payroll and related costs	2,138	1,387
Deferred revenue	3,084	3,732
Other current liabilities	31	69

Total current liabilities	9,353	13,196
Other long-term liabilities	—	7

Total liabilities	9,353	13,203
Stockholders' equity:
Common stock	20	18
Additional paid-in capital	202,963	176,002
Deferred stock compensation	(113)	(1,332)
Accumulated other comprehensive income (loss)	79	(43)
Warrant	881	675
Accumulated deficit	(54,456)	(56,056)

Total stockholders' equity	149,374	119,264

Total liabilities and stockholders' equity	$158,727	$132,467

(1) Derived from the Company's December 31, 2002 audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product and subscription	$2,829	$8,093	$11,199	$15,226
Service	19,471	18,421	55,351	50,583

Total revenue	22,300	26,514	66,550	65,809
Cost of revenue:
Product and subscription	1,277	6,399	6,198	10,005
Service	10,429	10,876	29,747	29,983

Total cost of revenue	11,706	17,275	35,945	39,988
Gross profit	10,594	9,239	30,605	25,821
Operating expenses:
Sales and marketing	2,748	3,390	9,095	11,157
Research, development and engineering	1,253	2,704	5,524	8,346
General and administrative	5,404	4,313	14,649	15,146
Restructuring charges, net	—	—	—	493

Total operating expenses	9,405	10,407	29,268	35,142

Operating income (loss)	1,189	(1,168)	1,337	(9,321)
Other income (expense):
Interest income	162	215	470	838
Interest expense	(2)	(4)	(6)	(44)
Other	(14)	29	(48)	63

Total other income, net	146	240	416	857

Income (loss) before provision for income taxes	1,335	(928)	1,753	(8,464)
Provision for income taxes	51	—	153	—

Net income (loss)	$1,284	$(928)	$1,600	$(8,464)

Net income (loss) per share-basic	$0.07	$(0.05)	$0.09	$(0.49)
Net income (loss) per share-diluted	$0.07	$(0.05)	$0.08	$(0.49)
Weighted average shares outstanding — basic	18,752	17,461	18,072	17,290
Weighted average shares outstanding — diluted	19,727	17,461	18,840	17,290

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,600	$(8,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,719	6,695
Stock-based compensation expense	1,178	1,381
Other non-cash charges	122	212
Changes in operating assets and liabilities:
Restricted cash	10,693	—
Trade and unbilled accounts receivable, net	2,026	(612)
Inventory, net	13	733
Other current assets	464	54
Other assets, net	16	(326)
Accounts payable	(3,908)	2,044
Accrued payroll and related costs	751	625
Deferred revenue	(648)	2,469
Other current liabilities	(38)	(200)

Net cash provided by operating activities	19,988	4,611
Cash flows from investing activities:
Purchase of property and equipment	(6,487)	(8,182)
Capitalization of software development costs	(5,203)	(5,827)
Long-term investments	—	(300)
Sale or maturity of short-term investments	7,090	37,976
Purchase of short-term investments	(14,029)	(12,604)

Net cash provided by (used in) investing activities	(18,629)	11,063
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	27,210	1,607
Principal payments under capital lease obligations	(7)	(531)

Net cash provided by financing activities	27,203	1,076

Net increase in cash and cash equivalents	28,562	16,750
Cash and cash equivalents at beginning of period	30,382	24,724

Cash and cash equivalents at end of period	$58,944	$41,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$44

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)
(UNAUDITED)

1. The Company, Basis of Presentation

        Digimarc Corporation ("Digimarc," the "Company," "our," "us" or "we") is a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, banknotes and other financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. The Company also is a leading supplier of secure personal identification systems. The Company supplies the issuance systems for the majority of driver licenses produced in the United States and provides all or part of the issuance systems for national identifications, voter identifications, and driver licenses in approximately twenty non-U.S. countries. The Company is developing and marketing enhanced security for personal identification documents enabled by Digimarc's proprietary digital watermarking technology.

        In December 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of that limited liability company's wholly-owned subsidiaries (collectively, "DIDS"), acquired certain assets of Polaroid Corporation, Polaroid ID Systems, Inc. and certain other affiliated entities of Polaroid Corporation. As part of the transaction, Digimarc also assumed certain liabilities from the selling entities. The acquisition was accounted for using the purchase method of accounting.

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

        Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

2. Income (Loss) Per Share Computation

        Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Totals of 2,109 outstanding stock options and 4,420 outstanding stock options and warrants for the three and nine months ended September 30, 2003, respectively, are excluded from the calculation of diluted net income per share because their exercise price is greater than the average market value of the stock during the period, and as such the inclusion of these stock options and warrants would be antidilutive. Totals of 6,110 and 5,630 outstanding stock options and warrants for the three and nine months ended September 30, 2002, respectively, are excluded from the calculation of diluted net loss per share for the periods presented because the Company was in a loss position during these periods and their inclusion would be antidilutive.

        The following table shows the reconciliation of the numerators and denominators for the basic and diluted earnings per share computations for net income for the three and nine months ended September 30, 2003, respectively (in thousands, except per-share amounts):

	Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings per Share
Income available to common stockholders	$1,284	18,752	$0.07

Effect of Dilutive Securities
Options		961
Warrants		14

Diluted Earnings per Share
Income available to common stockholders	$1,284	19,727	$0.07

	Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings per Share
Income available to common stockholders	$1,600	18,072	$0.09

Effect of Dilutive Securities
Options		768

Diluted Earnings per Share
Income available to common stockholders	$1,600	18,840	$0.08

3. Sale of Common Stock and Warrants

        The Company issued common stock and warrants to purchase common stock in a private placement transaction completed on August 25, 2003. The transaction involved the sale of 1,785,996 units, each of which consisted of one share of common stock and a warrant to purchase 0.15 of a share of common stock, to sixteen institutional and accredited investors. The purchase price of each unit was $14.00. The aggregate offering price of the units was approximately $25.0 million and net proceeds to the Company, excluding the proceeds of any exercise of the warrants, was approximately $23.7 million. The exercise price for the warrants is $14.00 per share and the warrants may be exercised until 15 days after the effectiveness of the resale registration statement for the common stock sold in the placement.

4. Stock Based Compensation

        The Company has various stock-based compensation plans, including stock incentive plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, no stock-based compensation expense is recognized for stock awards granted with an exercise price at or above fair market value on the measurement date.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,284	$(928)	$1,600	$(8,464)
Add: Stock based compensation expense determined under the intrinsic value method	316	447	1,178	1,381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,697	6,961	14,949	20,289

Pro forma net loss	$(3,097)	$(7,442)	$(12,171)	$(27,372)

Net income (loss) per share:
Basic—as reported	$0.07	$(0.05)	$0.09	$(0.49)
Diluted—as reported	$0.07	$(0.05)	$0.08	$(0.49)
Basic—pro forma	$(0.17)	$(0.43)	$(0.67)	$(1.58)
Diluted—pro forma	$(0.17)	$(0.43)	$(0.67)	$(1.58)

        Stock based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting period of the related options, usually four years. Stock-based compensation expense of $316 and $1,178 was recorded for the three and nine months ended September 30, 2003, respectively, and $447 and $1,381 for the three and nine months ended September 30, 2002, respectively. Stock-based compensation expense is included in the respective statements of operations expense categories for the employees to which it applies. At September 30, 2003, $113 of stock-based compensation remains deferred and we expect the entire balance to be amortized to expense in 2003.

5. Segment Information

        The Company derives its revenue from a single reporting segment, secure media solutions. There was no single customer in the three or nine months ended September 30, 2003 or 2002 that accounted for more than 10% of total revenue.

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

        The Company's product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

7. Comprehensive Income (Loss)

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The following table provides a summary of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$1,284	$(928)	$1,600	$(8,464)
Foreign currency translation adjustment	15	(51)	122	(87)

Comprehensive income (loss)	$1,299	$(979)	$1,722	$(8,551)

8. Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At September 30, 2003, the Company did not have any unconsolidated variable interest entities. Accordingly, the Company does not expect that the adoption of this interpretation will have a material impact on the Company's consolidated financial position or results of operations.

        In May 2003, the Emerging Issues Task Force reached a consensus on Issue 01-8 ("EITF 01-8"), Determining Whether an Arrangement Contains a Lease. Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The new rules are to be applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-08 on the Company's future results of operations and financial position will depend on the terms contained in contracts signed after such date. The Company does not expect this statement to have a material impact on its consolidated financial position or results of operations.

9. Revenue Recognition

        Revenue from the Company's driver license issuance systems is generated from the production of cards. The Company recognizes revenue under these arrangements based on the actual monthly production, if available, and in limited situations on estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly, and any differences from the estimates are recognized in the month the billing occurs. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

        Revenue for sales of consumables and equipment not related to a driver license issuance system is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured.

        Revenue from other service arrangements is generally determined based on time and material or a cost plus a profit margin measures. Revenue for these arrangements is recognized as the services are performed. The Company also has limited long-term, fixed-price service contracts under which revenue and profit are recognized as work progresses on a method that approximates using an output measure to determine the percent complete. Progress towards completion is measured using costs incurred compared to the budgeted amounts contained in the contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets.

        Royalty revenue is recognized when the royalty amounts owed to the Company have been earned and are determinable, and collection is probable. Subscriptions are paid in advance, and revenue is recognized ratably over the term of the subscription.

        Deferred revenue consists of payments received in advance for services and subscriptions for which revenue has not been earned.

        The Company also generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by AICPA by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements. Revenue for licenses of the Company's software products is recognized upon the Company's meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable.

        AICPA SOP No. 98-9 requires that revenue is recognized using the "residual method" in circumstances when vendor-specific objective evidence exists only for the undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Market," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q.

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

        We also are a leading supplier of secure personal identification systems. We supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in approximately twenty non-U.S. countries. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

        The majority of our revenues comes from multi-year contracts with government agencies, including U.S. state departments of motor vehicles. We anticipate increasing our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their printed media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their printed materials to provide a link to relevant network services. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of fees and royalties will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology, as well as the nature of the use of, and the nature and amount of licensed content carrying, our digital watermarks.

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

  Revenue recognition on long-term service contracts: We recognize revenue on long-term identification and driver license production contracts using a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific period. Revisions to our estimates have been less than 0.5% of total revenue in every reported period of 2002 and 2003 (since the acquisition of certain assets from Polaroid Corporation and its affiliates). The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

  Impairments and estimation of useful lives of long-lived assets: We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10%, there would be no impact on the reported value of intangible assets on our Condensed Consolidated Balance Sheet. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

  Inventory valuation: Inventory consists of consumables that are used in the production of driver licenses and products held for resale to customers. We value inventory at the lower of cost or market value (which lower amount is the net realizable value). We reduce the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Reductions to inventory have been insignificant for each of the periods reported for 2003. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Reserves for uncollectible accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review our allowance for doubtful accounts monthly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product and subscription	13%	31%	17%	23%
Service	87	69	83	77

Total revenue	100	100	100	100
Cost of revenue:
Product and subscription	6	24	9	15
Service	47	41	45	46

Total cost of revenue	53	65	54	61
Gross profit	47	35	46	39
Operating expenses:
Sales and marketing	12	13	14	17
Research, development and engineering	6	10	8	12
General and administrative	24	17	22	23
Restructuring charges, net	—	—	—	1

Total operating expenses	42	40	44	53

Operating income (loss)	5	(5)	2	(14)
Other income (expense):
Interest income	1	1	1	1
Interest expense	—	—	—	—
Other	—	—	—	—

Total other income, net	1	1	1	1

Income (loss) before provision for income taxes	6	(4)	3	(13)
Provision for income taxes	—	—	1	—

Net income (loss)	6%	(4)%	2%	(13)%

Revenue

        Total revenue was $22.3 million and $66.6 million for the three and nine months ended September 30, 2003, respectively, compared to total revenue of $26.5 million and $65.8 million for the three and nine months ended September 30, 2002, respectively. The changes in total revenue between each of the comparable three and nine month periods of 2003 and 2002 resulted from increased issuance revenues from U.S. state driver license programs, and decreased international sales and services.

        In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or subcontractor, depending on the circumstances. As a subcontractor, we are responsible for delivering hardware, software, or consumables to the prime contractor and, as a prime contractor, we are responsible for integrating the components of the system to the customer's specifications. In non-U.S. markets for the three and nine months ended September 30, 2003, revenue from international customers was $2.9 million and $11.2 million, respectively, and was $7.1 million and $13.5 million for the three and nine months ended September 30, 2002, respectively. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, one-time events. Due to the nature of the international customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

        Product and subscription.    Product and subscription revenue consists primarily of stand alone sales of equipment or consumables related to the production of secure media (such as driver licenses or voter identification cards). Product and subscription revenue was $2.8 million and $11.2 million for the three and nine months ended September 30, 2003, respectively, compared to $8.0 million and $15.3 million for the three and nine months ended September 30, 2002, respectively. The $5.2 million or 65% decrease and $4.1 million or 27% decrease for the three and nine months ended September 30, 2003, respectively, was primarily due to the fluctuation in volume of international sales activity and not price fluctuations.

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

        Service.    Service revenue consists primarily of revenue generated from the issuance of identification cards through our driver license issuance systems and other consulting services. These arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements. Service revenue is an umbrella category consisting of both service revenue and contract-based service revenue. The distinction between these two subcategories is that service revenue is generated from long-term identification and driver license production contracts, while contract-based service revenue is generated from other long-term, time-and-materials service contracts.

        Service revenue was $19.5 million and $55.4 million for the three and nine months ended September 30, 2003, respectively, compared to $18.4 million and $50.6 million for the three and nine months ended September 30, 2002, respectively. The $1.1 million or 6% increase and $4.8 million or 9% increase for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding three and nine month periods of 2002 was primarily the result of increased revenue from driver license production contracts. This revenue increased primarily due to an increase in the average price-per-card charged to the various driver license issuing authorities.

Cost of Revenue

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $1.3 million and $6.2 million for the three and nine months ended September 30, 2003, respectively, compared to $6.4 million and $10.0 million for the three and nine months ended September 30, 2002, respectively. The $5.1 million or 80% decrease and $3.8 million or 38% decrease for the three and nine months ended September 30, 2003, respectively, was a result of the fluctuation in the volume of international sales activity and domestic equipment sales activity.

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $10.4 million and $29.7 million for the three and nine months ended September 30, 2003, respectively, compared to $10.9 million and $30.0 million for the three and nine months ended September 30, 2002, respectively. The $0.4 million or 4% decrease and $0.2 million or 1% decrease for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding three and nine month periods of 2002 was primarily the result of incremental costs associated with maintaining service levels to a broader number of customers, offset by our continued focus on cost controls. Field operations employees totaled 150 and 163 at September 30, 2003 and 2002, respectively.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.7 million and $9.1 million for the three and nine months ended September 30, 2003, respectively, compared to $3.4 million and $11.2 million for the three and nine months ended September 30, 2002, respectively. The overall decrease generally came from lower headcount and tighter controls on spending. The $0.6 million or 19% decrease for the three months ended September 30, 2003 as compared to the same period ended September 30, 2002 resulted primarily from decreased salaries and other employee related costs of approximately $0.5 million, decreased administrative costs of approximately $0.2 million related to sales and marketing activities, and decreased marketing and advertising costs of approximately $0.1 million, partially offset by increased use of outside consulting services of $0.1 million and $0.1 million in decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. The $2.1 million or 18% decrease for the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002 resulted primarily from decreased administrative costs of approximately $0.7 million related to sales and marketing activities, decreased salaries and other employee related costs of approximately $0.7 million, decreased use of outside consulting services of $0.3 million, decreased marketing and advertising costs of approximately $0.2 million, and $0.1 million in decreased deferred stock compensation charges related to sales and marketing personnel. Sales and marketing employees totaled 52 and 63 as of September 30, 2003 and 2002, respectively. Although overall sales and marketing expenses have decreased in recent periods, we anticipate that we will invest significantly in sales and marketing in the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.3 million and $5.5 million for the three and nine months ended September 30, 2003, respectively, compared to $2.7 million and $8.3 million for the three and nine months ended September 30, 2002, respectively. The overall decrease generally came from lower headcount and tighter controls on spending. The $1.5 million or 54% decrease for the three months ended September 30, 2003 as compared to the same period ended September 30, 2002 resulted primarily from decreased costs related to outside consultants of approximately $1.0 million, decreased salaries and other employee related costs of approximately $0.7 million, and decreased administrative costs related to research, development and engineering activities of approximately $0.2 million, partially offset by $0.5 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. The $2.8 million or 34% decrease for the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002 resulted from decreased costs related to outside consultants of approximately $3.6 million due to increased efficiency of internal employees and less need for the specialized skills that outside consultants provide, decreased salaries and other employee related costs of approximately $0.8 million, and decreased administrative costs related to research, development and engineering activities of $0.4 million, partially offset by $1.9 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 112 and 150 as of September 30, 2003 and 2002, respectively. Although overall research, development and engineering expenses have decreased in recent periods, we anticipate that we will invest significantly in product research, development and engineering in the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $5.4 million and $14.6 million for the three and nine months ended September 30, 2003, respectively, compared to $4.3 million and $15.1 million for the three and nine months ended September 30, 2002, respectively. The $1.1 million or 25% increase for the three months ended September 30, 2003 as compared to the same period ended September 30, 2002 resulted from increased salaries and other employee related costs of approximately $0.5 million, increased costs related to the use of outside consultants, including legal services, of $0.3 million, increased administrative costs of $0.2 million, which includes depreciation, amortization, and bad debt expense. The $0.5 million or 3% decrease for the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002 resulted from decreased costs of $0.7 million related to outside consultants, including legal services, and decreased administrative costs of $0.4 million, which includes depreciation, amortization, and bad debt expense, partially offset by increased costs of $0.5 million related to salaries and other employee related costs. General and administrative employees totaled 53 and 47 as of September 30, 2003 and 2002, respectively. Although general and administrative expenses have fluctuated in recent periods, we anticipate that we will invest in general and administrative costs in the foreseeable future.

        Stock based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $0.3 million and $1.2 million was recorded for the three and nine months ended September 30, 2003, respectively, compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2002, respectively. Stock-based compensation is included in the respective statements of operations expense categories for the employees to which it applies. At September 30, 2003, $0.1 million of stock-based compensation remains deferred and we expect the entire amount to be recognized as expense in 2003.

        Total other income, net.    Total other income, net consists primarily of interest received and paid. Total other income, net was $0.1 million and $0.4 million for the three and nine months ended September 30, 2003, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2002, respectively. The $0.1 million or 39% decrease and $0.4 million or 51% decrease for the three and nine months ended September 30, 2003, respectively, as compared to the same periods ended September 30, 2002 resulted primarily from lower average cash balances and interest rates during 2003.

        Provision for Income Taxes.    We provided less than $0.1 million and $0.2 million for income taxes for the three and nine months ended September 30, 2003, respectively, compared to no provision for income taxes for the three and nine months ended September 30, 2002, respectively. We have available net operating loss carryforwards and, as such, have provided no provision for U.S. income taxes. The provision relates to taxes we believe we will pay in non-U.S. countries due to our profitable foreign operations.

Liquidity and Capital Resources

        As of September 30, 2003, we had cash and cash equivalents, restricted cash, and short-term investments of $78.0 million, representing an increase of $24.8 million from $53.2 million at December 31, 2002. As of September 30, 2003, $5.0 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at September 30, 2003 was $89.5 million, compared to working capital of $63.3 million at December 31, 2002.

        The $20.0 million of cash provided by operations for the nine months ended September 30, 2003 was positively impacted by net income of $1.6 million for the period, a decrease in restricted cash of $10.7 million, depreciation and amortization of $7.7 million, a decrease in trade and unbilled accounts receivable, net of $2.0 million, stock-based compensation expense of $1.2 million, an increase in accrued payroll and related costs of $0.8 million, and a decrease in other current assets of $0.5 million. Cash provided by operations for the nine months ended September 30, 2003 was negatively impacted by a decrease in accounts payable of $3.9 million and a decrease in deferred revenue of $0.6 million. The $4.6 million of cash provided by operations in the nine months ended September 30, 2002 was positively impacted by depreciation and amortization of $6.7 million, an increase in deferred revenue of $2.5 million, an increase in accounts payable of $2.0 million, stock-based compensation expense of $1.4 million, a decrease in inventory, net of $0.7 million, and an increase of accrued payroll and related costs of $0.6 million. Cash provided by operations for the nine months ended September 30, 2002 was negatively impacted by a net loss of $8.5 million and an increase in trade and unbilled accounts receivable, net of $0.6 million.

        The $18.6 million of cash used in investing activities for the nine months ended September 30, 2003 was related primarily to the purchase of property and equipment of $6.5 million, $5.2 million of capitalized software development costs, and $6.9 million net purchases of short-term investments. The $11.0 million of cash provided by investing activities for the nine months ended September 30, 2002 related primarily to net sales or maturities of $25.4 million of short-term investments, partially offset by the addition of property and equipment of $8.2 million and $5.8 million of capitalized software development costs.

        The $27.2 million of cash provided by financing activities for the nine months ended September 30, 2003 primarily related to the issuance of common stock and warrants to purchase common stock in our private placement transaction completed on August 25, 2003. The transaction involved the sale of 1,785,996 units, each of which consisted of one share of common stock and a warrant to purchase 0.15 of a share of common stock, to sixteen institutional and accredited investors, including Goldman, Sachs & Co. The purchase price of each unit was $14.00. The aggregate offering price of the units was approximately $25.0 million and net proceeds to us, excluding the proceeds of any exercise of the warrants, was approximately $23.7 million. The exercise price for the warrants is $14.00 per share and the warrants may be exercised until 15 days after the effectiveness of our resale registration statement for the common stock sold in the placement. As part of this private placement transaction, we agreed to prepare and file with the Securities and Exchange Commission, and to use our commercially reasonable efforts to cause the Securities and Exchange Commission to declare effective, a registration statement for the resale of the common stock acquired by these investors as well as any shares of common stock issuable pursuant to the exercise of their warrants. We have 120 calendar days after the closing date of the transaction to cause the Securities and Exchange Commission to declare the registration statement effective. If the registration statement is not declared effective within the allotted time period, we shall be subject to a penalty payment per month until effective equal to 1.5% of the aggregate proceeds paid by the investors to us, not to exceed 12% of the aggregate purchase price paid by the investors in the transaction. Once the registration statement is declared effective, we have agreed to use our reasonable commercial efforts to keep it effective until the earliest of (i) two years after the expiration of the warrants received by the investors, (ii) such time as the shares of common stock included in the registration statement have become eligible for resale by non-affiliates pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (iii) such time as all shares of common stock purchased by the investors in the private placement transaction and included in the registration statement have been sold to the public.

        The remainder of the cash provided by financing activities for the nine months ended September 30, 2003 related to the issuance of common stock for $3.5 million related to our stock incentive plans.

        The $1.1 million of cash provided by financing activities for the nine months ended September 30, 2002 primarily related to the issuance of stock for $1.6 million related to our stock incentive plans partially offset by $0.5 million of principal payments under capital leases.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.8 million as of September 30, 2003, and are payable in monthly installments through October 2010.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, because of our concern that currently weak economic conditions may continue through 2003, if not longer, we have taken and continue to take steps to limit our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. We recognize that our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependant on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

        In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, although we do not believe at this time that our long-term working capital and capital expenditures will be of such a nature that we would be required to take steps presently to remedy any such potential deficiency. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At September 30, 2003, we did not have any unconsolidated variable interest entities. Accordingly, we do not expect that the adoption of this interpretation will have a material impact on our consolidated financial position or results of operations.

        In May 2003, the Emerging Issues Task Force reached a consensus on Issue 01-8 ("EITF 01-8"), Determining Whether an Arrangement Contains a Lease. Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The new rules are to be applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-08 on our future results of operations and financial position will depend on the terms contained in contracts signed after such date. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

Risks Related to Our Business

The market for digital watermark applications is new and developing, resulting in less predictable and fluctuating revenue from quarter to quarter

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The market for products and services using digital watermarks is evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. We are actively working, independently and with others, to expand the market for using digital watermarking technology, such as in the monitoring and tracking of usage of programming content broadcast by television networks and stations and in the security features of driver licenses. While we believe a trend may have begun in the use of digital watermarking security features in digital driver licenses during our second fiscal quarter of 2003, as a growing number of states, such as Nebraska, Michigan, Vermont, New Jersey and Kansas, have begun to adopt digital watermarking security features in their digital driver licenses, and while we believe that such a trend, if it continues, may have a materially favorable impact on our revenues, it is difficult to predict the future growth rate, if any, and ultimate size of this market opportunity or other new application opportunities. We cannot assure you that new applications and customers for our technologies, products and services will develop or that our existing market will grow.

The majority of our revenues is subject to government procurement processes that are subject to unpredictable delays or unexpected changes which might limit our actual revenues in any given quarter

        We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many U.S. state customers are facing budget cuts, and some international customers are facing debt crises, introducing added uncertainty. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results, might limit our actual revenues in any given quarter and may potentially have a material negative effect on our financial position, results of operation or cash flows.

Because some of our revenue models relating to anticipated products and services are under development and the corresponding anticipated products and services may fail to attract or retain customers, our revenue models and pricing structures may not gain market acceptance and we may not be able to generate new or sustain existing revenue

        Our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, and images distributed on the Internet, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenues will be from government and private sector customers for security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to government and private sector customers. We have not fully developed revenue models for our future applications and licensing endeavors. In addition, because some of our products and services are not yet fully established in the marketplace and because such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure and marketing for them will be effective. We cannot assure you that our anticipated products and services and licensable intellectual property will be able to compete effectively against other alternative technologies or that we will be able to compete effectively against current or future digital watermarking suppliers in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not gain market acceptance or may not be sustainable over time, and as a result, we may not be able to generate new or sustain existing revenue.

The loss of any large contract may result in loss of revenues and potential acceleration of amortization expense or impairment of intangible assets

        Contracts between government agencies and our wholly-owned subsidiary, Digimarc ID Systems, LLC, and/or its affiliates (collectively known as DIDS) have varying duration, averaging four to five years in length, after which the government agency can re-open the contract for competitive bidding. If we were to lose a contract, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of intangible assets related to the customer.

We have a history of losses, and we cannot assure you that we will maintain profitability, particularly if we were to lose large contracts

        We have incurred significant net losses since inception. Our accumulated deficit as of September 30, 2003 was approximately $54.5 million. In order to maintain profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to those higher revenues. Even though we achieved profitability during the first three quarters of 2003, we may not be able to sustain or increase our profitability. In particular, if we lose large contracts, our revenue would grow more slowly than we anticipate, and if our operating expenses at the same time exceed our expectations, we may not be able to sustain profitability.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third-party partners

        Some of the products, services, and licensing of intellectual property that we intend to provide in the future will rely on the successful implementation of our technology, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our business, operating results and financial condition could be seriously harmed because we would not generate revenues as anticipated. In addition, if our technologies do not perform according to market expectations, our business may be seriously harmed as our revenues would decrease.

We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenues

        Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technologies, products and services, such as digital watermarking, are exposed. These risks include the following:

  •
  We may be unable to develop sources of new revenue or sustainable growth in revenue because our current and anticipated technologies, products and services may be inadequate or may be unable to attract or retain customers;

  •
  The intense competition and rapid technological change in our industry could adversely affect the market's acceptance of our existing and new products and services; and

  •
  We may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent in order for our products and services to be sustainable and competitive and in order for us to expand our revenues and business.

        Some of our key technologies are still in the development stage. Consequently, products incorporating these key technologies are undergoing technological change and are in the early stage of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our revenues. In addition, we may be required to incur unanticipated capital expenditures in the event product changes or improvements are required. Additionally, new industry standards might redefine the products that we are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products and achieving profitability from these products could be delayed or halted. We also may be required to fund such changes or improvements out of operating income, which could reduce or eliminate our profitability.

A significant portion of our business depends on large public sector contracts, which can be terminated at the convenience of the government authority, are subject to a variety of requirements and influences and may only result in one-time revenue without potential for renewal, and as a result may cause our quarterly results to fluctuate and anticipated revenue to potentially decrease significantly

        A significant portion of our business depends on a limited number of large public sector contracts. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. Further, some government contracts may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenues without renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance or fidelity bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can cause our quarterly results to fluctuate and anticipated revenue to potentially decrease significantly.

Our future quarterly operating results may not meet our, our analysts' or our investors' expectations or predictions and may fluctuate significantly, which could adversely affect our stock price

        Our quarterly operating results have fluctuated significantly in the past and may do so in the future. Our operating results are difficult to forecast because of our limited operating history and the nature of our business. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

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

  •
  The timing of future licensing revenue;

  •
  The costs associated with marketing arrangements that we enter into during early market development; and

  •
  The failure of or delay in efforts to establish industry standards involving watermarking.

        In addition, because the market demand for certain of our products and services is new and rapidly evolving, it is difficult for us to predict certain aspects of our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our predictions regarding developments involving counterfeiting and piracy, as well as other security and intelligence needs, and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions and estimates prove inaccurate, our actual revenue and operating results will fluctuate from our anticipated results, which could adversely affect our stock price.

We may not be able to adequately protect our intellectual property, and we may be subject to infringement claims, which could reduce the perceived valuation of the company and result in a lower stock price

        Our success depends in part on licensing our proprietary technologies. To protect our growing patent and related intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company.

        We face risks associated with our patent position, including the potential and sometimes actual need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price.

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

        Some of our contracts include provisions assuring non-infringement of third-party intellectual property rights. If an infringement arose in a context governed by such a contract, our exposure could be large and our business could be materially harmed because we may incur significant litigation, settlement, or judgment expenses.

        We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we do not currently rely on these technologies for our core products, we may in the future.

        We have registered "DIGIMARC", "MARCSPIDER", "MARCCENTRE", "MEDIABRIDGE", "PICTUREMARC" and the "D" logo as trademarks in the United States and some other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademark "Digimark" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have put in place formal arrangements for co-existence with one of these unrelated companies, and while we have co-existed successfully to date with the others, if we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity.

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

        Because many customers rely on our products for critical security applications, defects or errors in our products or services might discourage customers from purchasing future products and services. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions are sometimes not included and may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed by the expense associated with defending such actions or paying the resultant claims.

        During 2002, DIDS engaged in activities in approximately five jurisdictions to either finish projects begun prior to our acquisition from Polaroid Corporation and its affiliates of the U.S. large government programs identification systems and international digital identification systems operations or to correct legacy defects from installations prior to our acquisition that were identified during or since the acquisition process as needing remedial action. However, there may be additional issues or defects that we have not yet identified that may require significant efforts and resources to correct and that would cause us to divert resources away from other purposes.

If our new operating structure is not effective, or if we are required to restructure our business to address new growth rates, we may encounter higher expenses and reduced margins

        As of September 30, 2003, we had 367 employees and 80 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we re-organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Watermarking Solutions and the second of which is ID Systems, both of which are overseen by a small corporate staff. While our management anticipates that this new operating structure will facilitate effective management of the continuing growth and expansion of our business, we cannot assure you that the new operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

If there is a sustained downturn in purchases or adoption of new technologies we may not achieve our future revenue objectives

        Our growth plans assume, in part, that our watermarking technologies will gain broader market acceptance and be purchased by a growing number of customers. If there is a sustained downturn in purchases or adoption of digital watermarking-based solutions or new technologies, we may be unable to realize anticipated future revenue.

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may cause a negative effect on our financial results from doing so and we may never achieve any of the benefits that we might anticipate from such acquisitions

        One part of our strategy is to pursue acquisitions of other businesses and technologies. The pursuit of such acquisitions involves certain risks. We may not be able to identify, negotiate or finance any future acquisition successfully. We may incur additional or one-time charges related to the pursuit of acquisitions or restructurings or other matters in connection with acquisitions. Other than the acquisition of the U.S. large government programs identification systems and international digital identification systems operations from Polaroid Corporation and its affiliates, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business or technology with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible and other acquired assets. Any of these might negatively affect our financial results and cause our stock price to decline. Our due diligence of acquired companies may fail to reveal material risks or liabilities. Additionally, in order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, and we may not be successful in doing so on satisfactory terms. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

We depend on key employees for our future success due to the high level of technical expertise that our industry requires and the loss of any of them could harm our business by delaying projects or undermining customer relationships

        Our success depends to a significant extent on the performance and continued service of our senior management. Almost all of our senior management do not have employment agreements. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. The loss of the services of any of our senior management or any of our other key employees could harm our business by delaying projects or undermining customer relationships.

If we are not able to retain, hire or integrate qualified personnel, we may not be able to deliver the products and services that our customers require

        Our ability to successfully develop, market, sell and license our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing and operations, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees or our ability to attract, integrate and retain other highly skilled managerial, engineering, sales, marketing, and operations personnel in the future. Our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered.

If the promotion of the Digimarc brand is unsuccessful, we will not attract new users and other strategic partners and we may be unable to increase our future revenue

        We believe that establishing and maintaining our brand is important to our success and that the importance of brand recognition will increase due to the growing number of technologies that compete with our watermarking technologies and the increasing number of competitors offering technologies similar to ours. If our brand-building strategy is unsuccessful, the effort spent and expenses incurred may never be recovered, we will not attract new users and other strategic partners and we may be unable to increase our future revenue.

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

  •
  Special meetings of the stockholders may be called only by our president or our secretary, or at the discretion of our board of directors;

  •
  Vacancies on our board of directors may be filled by a majority of directors in office, without the approval of the stockholders; and

  •
  Our board of directors may issue preferred stock and determine the price, designations, rights and preferences as well as qualifications, limitations, and restrictions of those shares without any vote or further action by the stockholders.

        These provisions could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us, even though the transactions could be profitable for our stockholders. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

There are many risks associated with our international operations which may limit future revenue growth

        We expect revenues from sales of products and services to governments and other customers outside the United States to represent a growing percentage of our total revenues in the future. International sales and services are subject to a number of risks, including the following:

  •
  changes in foreign government regulations and security requirements;

  •
  export license requirements, tariffs and taxes;

  •
  trade barriers;

  •
  difficulty in protecting intellectual property;

  •
  difficulty in collecting accounts receivable;

  •
  currency fluctuations;

  •
  difficulty in managing foreign operations; and

  •
  political and economic instability.

        If our customers are affected by currency devaluations or general economic downturns or persistent economic difficulties, their ability to purchase our products and subscriptions and services could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign customers may decide to terminate or delay the implementation of our products and services. Any action like this by foreign customers, in particular foreign government authorities, could potentially delay or reduce our anticipated revenues under our contracts with such customers, and we may have limited recourse against them to recover any potential losses.

        While we generally invoice our foreign sales in U.S. dollars, we may elect in the future to take payment in other foreign currencies and, if we do, we may be exposed to losses as a result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products and services to those foreign customers could result in decreased sales. For the first nine months of 2003, international customers accounted for approximately 17% of overall revenues, and are expected to be a material driver of our growth. However, if any of the risks described above occur, our future revenue growth and profitability could be limited.

Risks Related to Our Market

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our digital watermarking products and services could be delayed

        Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and statutory standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of our digital watermarking products and services could be delayed and we would be adversely affected. For example, we participate in an initiative known as the "VWM group," comprised of Macrovision Corporation, Koninklijke Philips Electronics N.V., Sony Electronics, Hitachi, NEC, and Pioneer, that is proposing a solution to help motion picture studios to protect their copyrights and enable new business models. The proposed copy prevention and play control solution would protect video programming on videocassettes, DVDs, or cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. However, while our group already has submitted to the DVD Copy Control Association, or DVDCCA, a proposed technical standard, the DVDCCA to date has delayed its selection of a standard because the relevant decision-makers (including representatives of the motion picture, information technology, and consumer electronic industries) have so-far been unable to reach consensus. Even if a selection is made, the standard proposed by our group may not be adopted. If it is adopted, under the current DVDCCA process our video watermarking patents would be licensed to three classes of licensees: (a) content producers; (b) providers of play-back and recording systems; and (c) semiconductor producers. Each license would be limited to the field(s) of use needed by the respective licensee (e.g., the content producers would need a license to embed—but not normally detect—a video watermark). However, licensing would still not commence until the VWM group secures Department of Justice approval for the contemplated licensing arrangements, which may never occur or which may only occur after significant modifications to the contemplated licensing arrangements, which may not be in our best interests or which may limit our ability to secure profits that we otherwise would expect to receive from such licensing arrangements. Additionally, given that the process is continuing to evolve, the VWM group or the DVDCCA could change or discontinue, thus frustrating our ability to market and license the proposed solution.

        Our market is characterized by new and evolving technologies. The success of our business will depend on our ability to develop and integrate new technologies effectively and address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner. Our ability to remain competitive will depend in part on our ability to:

  •
  Enhance and improve the responsiveness, functionality and other features of the products and services we offer or plan to offer;

  •
  Continue to develop our technical expertise; and

  •
  Develop and introduce new services, applications and technologies to meet changing customer needs and preferences and to integrate new technologies.

        We cannot assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our margins could decrease and our release of new products and services could be slowed.

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of watermarking, the deployment of digital watermarking may be slowed and our revenue growth may be diminished

        Many of our business endeavors, such as our licensing of intellectual property in support of audio and video applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may make achieving our business objectives difficult or impossible, harming our business by potentially diminishing our anticipated revenue growth as a result.

The market for secure media solutions is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market or our digital watermarking technologies, which would decrease our revenue and profits

        The market for secure media solutions is intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies using digital watermarking technologies and from alternative technologies. As we expand the applications for our digital watermarking technologies, we will experience more competition from products and services that are substitutes for our digital watermarking applications. Because our business models are new and emerging, we may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

        In addition, as we more broadly apply our technologies to the Internet through new commercial solutions applications, we may begin to compete with a wide range of other types of companies beyond those companies using digital watermarking technologies and alternative technologies. Moreover, many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are larger and national or international in scope and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

        New developments are expected to continue, and we cannot assure you that discoveries by others, including current and potential competitors, will not render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than currently anticipated to develop new products and services, which in turn may necessitate us to require greater revenue streams on such products and services to cover developmental costs. We cannot assure you that we will be able to compete successfully against current or future participants in our market or against alternative technologies, nor can we assure you that the competitive pressures we face will not decrease our revenue and profits in the future and, consequently, harm our business, operating results and financial condition.

Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, costs and stock price

        Threats of terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions, may impact our operations. While any of these events could result in an increased need for new security features that may, as a result, favorably impact our revenues from our DIDS operations and our sales of product and subscription and service in connection with our digital watermarking technology, any of these events could also, or alternatively, result in increased volatility in the United States and worldwide financial markets and economies, negatively impacting our business in other ways, such as by driving up research, development and engineering costs associated with attempting to achieve heightened effectiveness in new products. Also, any of these terrorist-related events could result in economic recession in the United States or abroad. If such negative consequences were to occur, they could have a significant impact on our operating results, revenues and costs and might result in the volatility of the future market price of our common stock.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this report could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or similar expressions to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

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

Item 4. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2. Changes in Securities and Use of Proceeds.

        On August 25, 2003, Digimarc completed the sale of 1,785,996 units, each of which consisted of one share of common stock and a warrant to purchase 0.15 of a share of common stock, to sixteen institutional and accredited investors, including Goldman, Sachs & Co., in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder. The purchase price of each unit was $14.00. The aggregate offering price of the units was approximately $25.0 million and net proceeds to Digimarc, excluding the proceeds of any exercise of the warrants, was approximately $23.7 million. The exercise price for the warrants is $14.00 per share and the warrants may be exercised until 15 days after the effectiveness of Digimarc's resale registration statement for the common stock sold in the placement.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

    See attached exhibit index.

  (b)
  Reports on Form 8-K.

    On July 22, 2003, Digimarc furnished to the Securities and Exchange Commission a current report on Form 8-K, dated the same date and including reports under items 7 and 12 thereto, in connection with its announcement of its preliminary financial results for the quarterly period ended June 30, 2003. Such current report on Form 8-K has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

    On August 18, 2003, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated August 13, 2003 and including a report under item 5 thereto, stating that Digimarc issued a press release announcing that Florida Governor Jeb Bush and the state Cabinet of Florida approved on August 12, 2003 a five-year contract with Digimarc.

    On August 27, 2003, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated August 25, 2003 and including reports under items 5 and 7 thereto, in connection with the completion of its private placement transaction for shares of common stock and warrants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION

Date: November 14, 2003	By:	/s/ E.K. RANJIT E.K. Ranjit Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)
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
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.1
Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 of Exhibits to Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
31.1	Section 302 Certification of Chief Executive Officer of the Registrant
31.2	Section 302 Certification of Chief Financial Officer of the Registrant
32.1	Section 906 Certification of Chief Executive Officer of the Registrant
32.2	Section 906 Certification of Chief Financial Officer of the Registrant

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
DIGIMARC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.