Form 10-K/A
period 2002-12-31
DIGIMARC CORP
filed 2003-12-08
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, and is being filed for the purpose of providing additional details to our disclosures included in Item 1 ("Business") under the captions "Overview," "Products, Services and Licensing" and "Technology and Intellectual Property" and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") under the captions "Overview" and "Operating Expenses" pursuant to comments we received from the Securities and Exchange Commission in connection with its review of our periodic filings. We also have included a revised Item 15 ("Exhibits, Financial Statement Schedules and Reports on Form 8-K") to reflect the filing of certain additional exhibits in connection with this Amendment No. 1 on Form 10-K/A. This amendment is not intended to revise other information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as originally filed and all such other information in the original filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date.

        This amendment speaks as of the date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except for the certifications, which speak as of their respective dates and the filing date of this amendment.

        This Amendment No. 1 on Form 10-K/A contains certain forward-looking statements. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risks Related to Our Business," "Risks Related to Our Markets" and elsewhere in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003. We have not updated in this Amendment No. 1 on Form 10-K/A the risk factors or forward-looking statements included herein.

ITEM 1: BUSINESS

Overview

        Digimarc was incorporated in 1995. We believe we are one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. Directly and through our licensees, we believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware, including use of such intellectual property by an international consortium of leading central banks and more than five thousand enterprises and individuals who use our products to identify and manage their image collections.

        We also believe we are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States ("U.S.") and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries. We understand that our next-closest competitor with regard to secure personal identification systems held contracts with no more than an estimated 15 driver license issuing authorities in the United States as of December 31, 2002. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

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

        Financial information about geographic areas is incorporated by reference to Note 8 of our consolidated financial statements set forth on pages F-1 to F-24 of our Annual Report on Form 10-K.

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

Secure Personal Identification Systems

        Digimarc is a leading supplier of U.S. state driver license issuance systems. A full driver license issuance system includes all necessary hardware, software, and consumables (such as ink, laminate, and adhesives) to produce driver licenses for an issuing authority. At December 31, 2002 we had contracts with the majority of U.S. state driver license issuing authorities to supply and maintain their driver license issuance systems. We also have relationships with various non-U.S. government agencies regarding the production of identification cards, including driver licenses, voter identification cards, and national identification cards.

        In the United States, we are generally the prime contractor, providing full issuance systems to state departments of motor vehicles. When we provide a full issuance system to a customer, we retain title to all assets associated with the system and are responsible for maintaining the system over the contractual period. We are paid as cards are produced on a price-per-card basis over the life of the contract.

        In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. When we provide a partial driver license issuance system to a customer, we transfer title of the assets to the customer upon delivery and typically have no further obligations. We are paid on standard billing terms upon delivery of the assets. When we provide services for a partial driver license issuance system, we are paid on standard billing terms upon performance of the services.

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

        For the years ended December 31, 2002, 2001, and 2000, revenue from secure personal identification systems made up 88%, 11%, and 0% of our consolidated revenues, respectively.

Financial Systems

        We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with an international consortium of leading central banks related to deterring the use of personal computers in the counterfeiting of banknotes. This agreement accounted for 56% and 76% of our revenues in 2001 and 2000, respectively. It now accounts for less than 10% of revenues due to the LGP acquisition. We intend to pursue opportunities to expand our relationship with the consortium and individual central banks and security printers to develop other sources of revenue. We are also pursuing opportunities in the broader banking and financial services industry to address anti-fraud needs of financial institutions with our digital watermarking and related technologies. We typically provide development services, on a time-and-materials basis, to financial systems customers.

Defense and Intelligence

        In 2002, we began working with U.S. government agencies, including the Air Force Research Laboratory Information Directorate in Rome, New York in matters relating to national defense. We typically provide development services, on a time-and-materials basis, to defense and intelligence customers.

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

Technology and Intellectual Property

        We believe we are one of the leading owners of intellectual property relating to digital watermarking and one of the leading suppliers of commercial applications of this technology. Our watermarking and related technologies are supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures. Our commercial applications are used by more than five thousand enterprises and individuals to identify and manage their image collections and to, among other things, protect their photos, financial documents, movies, music, publishing data, television images, identification documents, packaging and sensitive data, representing a broad swath of the entire spectrum of media content.

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

        To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies upon a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. As a result, we believe we have established one of the world's most extensive patent portfolios in the field of digital watermarking, personal identification, and related technologies, holding rights to 78 U.S. issued patents and having over 300 U.S. patent applications on file as of December 31, 2002. We have averaged almost 100 patent filings per year over the last four years. We understand that the next-closest filer of patents related to digital watermarking has averaged less than 40 patent filings per year over the last four years. We also understand, based on our periodic reviews of published patent literature and public patent filing records, that we currently hold more digital watermarking patents than any other person or entity in the world. Based on a review of published patents, we also believe that we hold some of the earliest invention dates on issued patents in the field of digital watermarking. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies. We seek to protect new product applications through existing patents and patent applications and filings for new patents.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Markets" under Item 1 above and elsewhere in the Annual Report on Form 10-K. We assume no obligation to update this information. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Overview

        We believe we are one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, banknotes and other financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. Directly and through our licensees, we believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware, including use of such intellectual property by an international consortium of leading central banks and more than five thousand enterprises and individuals who use our products to identify and manage their image collections.

        We also believe we are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries. We understand that our next-closest competitor with regard to secure personal identification systems held contracts with no more than an estimated 15 driver license issuing authorities in the United States as of December 31, 2002. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

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

Operating Expenses

        Operating expenses in total increased by $12.0 million or 37% for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to the inclusion of LGP for a full year. The acquisition of LGP was completed on December 21, 2001, so we reported only 10 days of results for the combined entity for the year ended December 31, 2001 compared to a full year of activity in the year ended December 31, 2002. The absolute dollar and percentage increase in operating expenses are relatively small when compared to the absolute dollar and percentage increase in revenue and cost of revenue. The acquired LGP business had a cost structure in which operating expenses were lower as a percentage of revenue than our historical business. The increase in overall operating expenses was offset by cost control measures taken by us during the year, such as restructuring the business, consolidating operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products.

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $14.2 million and $11.3 million for the years ended December 31, 2002 and 2001, respectively. The overall increase in sales and marketing expenses of $2.9 million or 26% resulted from the inclusion of LGP for a full year. The net increase in spending was mitigated by cost control measures taken by us during the year, such as restructuring the business, consolidating operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. The increase resulted from increased salaries and other employee related costs of approximately $2.1 million, increased administrative costs of approximately $0.2 million related to sales and marketing activities, increased use of outside consulting services of $0.1 million, and an increase of approximately $1.6 million in sales and marketing costs due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. These increases were offset by a decrease of approximately $1.1 million related to decreased promotional costs. Sales and marketing employees totaled 59 and 81 as of December 31, 2002 and 2001, respectively. Of the total employees in sales and marketing at December 31, 2001, 22 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $9.1 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively. The overall increase in research, development and engineering expenses of $2.3 million or 34% resulted from the inclusion of LGP for a full year. The net increase in spending was mitigated by cost control measures taken by us during the year, such as restructuring the business, consolidating operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. The increase resulted from increased salaries and other employee related costs of $5.5 million, increased costs related to outside consultants of approximately $3.5 million, increased administrative costs of $0.2 million associated with research, development and engineering activities, partially offset by $6.9 million related to increased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 148 and 123 as of December 31, 2002 and 2001, respectively. Of the total employees in research, development and engineering at December 31, 2001, 58 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest significantly in product research, development and engineering for the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $20.6 million and $13.8 million for the years ended December 31, 2002 and 2001, respectively. The overall increase in general and administrative expenses of $6.8 million or 50% resulted from the inclusion of LGP for a full year. The net increase in spending was mitigated by cost control measures taken by us during the year, such as restructuring the business, consolidating operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. The increase resulted from increased costs of $3.4 million related to salaries and other employee related costs, including travel expenses and increased administrative costs of $5.1 million, which includes depreciation, amortization, and bad debt expense, partially offset by $1.7 million related to increased use of general and administrative personnel to provide services for other groups within the company. General and administrative employees totaled 49 and 42 as of December 31, 2002 and 2001, respectively. Of the total employees in general and administrative at December 31, 2001, 14 were the result of hiring personnel formerly employed by LGP. We anticipate that we will continue to invest in general and administrative costs for the foreseeable future.

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  (1)  Financial Statements

        The following financial statements are set forth on pages F-1 to F-24 attached to the Annual Report on Form 10-K filed with Securities and Exchange Commission on March 31, 2003:

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
3.3*	Amended and Restated Bylaws of the Registrant, as amended
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
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
10.15*	1999 Non-Employee Director Option Program, Amended and Restated on March 29, 2002
10.16*	First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
10.17*	Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, Independent Auditors
24.1*	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

†
Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*
Previously filed.

(b)
Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
Date: December 8, 2003	/s/ E.K. RANJIT By: E.K. Ranjit Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1	Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Commission on January 3, 2002)
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
3.3*	Amended and Restated Bylaws of the Registrant, as amended
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
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
10.15*	1999 Non- Employee Director Option Program, Amended and Restated on March 29, 2002
10.16*	First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
10.17*	Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, Independent Auditors
24.1*	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

†
Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*
Previously filed.

QuickLinks

EXPLANATORY NOTE
  ITEM 1: BUSINESS
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX