Form 10-K/A
period 2002-12-31
DIGIMARC CORP
filed 2003-12-22
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

        Portions of the registrant's proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its 2003 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, and 13 of Part III of the Annual Report on Form 10-K. The registrant will file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, and as amended on December 8, 2003, and is being filed for the purpose of providing additional details to our disclosures included in Item 1 ("Business") under the caption "Products, Services and Licensing" pursuant to comments we received from the Securities and Exchange Commission in connection with its review of our periodic filings. We also have included a revised Item 15 ("Exhibits, Financial Statement Schedules and Reports on Form 8-K") to reflect the filing of certain additional exhibits in connection with this Amendment No. 2 on Form 10-K/A. This amendment is not intended to revise other information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as originally filed and all such other information in the original filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date.

        This amendment speaks as of the date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except for certain certifications, which speak as of their respective dates and the filing date of this amendment.

        This Amendment No. 2 on Form 10-K/A contains certain forward-looking statements. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risks Related to Our Business," "Risks Related to Our Markets" and elsewhere in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003. We have not updated in this Amendment No. 2 on Form 10-K/A the risk factors or forward-looking statements included herein.

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

        Our driver license issuance systems vary from jurisdiction to jurisdiction, but generally involve the development, sale, and support of digital driver license issuance systems to state and provincial governments. These systems are typically provided on long-term (normally five or more years), fixed-price contracts under which we are paid a fixed price per document issued by the government jurisdiction. The systems provided include the hardware, software, consumable supplies, and on-going support necessary for a "turnkey" solution. They typically involve custom software and/or hardware development, integration services, and implementation services. A digital driver license issuance system typically captures images (photo and signature) and other demographic information, produces the actual driver license or identification document (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or other identity document to the individual licensee, stores the images in a database, and communicates with the governmental issuer's other systems for completion of processing of the driver license applicants.

        Each digital driver license workstation installed in a government driver license office typically consists of a personal computer, a digital camera, a signature capture device, and other associated peripherals as required, including card printers, receipt printers, dossier printers, scanners, fingerprint capture devices, and bar code readers. We provide standard software application components that drive the specific peripherals and process the applicants through the capture and printing sequences. Graphical user interfaces, work flow sequences, and communication interfaces are custom developed to the specific needs of the customer. Some commercial "off the shelf" software is also provided, such as operating systems (typically Microsoft Windows XP), virus protection, and other commercially available software. Additionally, we often provide the necessary database design, hardware, and software to store images for later retrieval. The document consumables include plastic cards, custom laminates, printer ribbons, mailing supplies, receipt paper, and other consumables products required for full turnkey operation of the system. In the case of customers that issue the documents from a central location, we provide a large-scale central production system, including xerographic printers, a laminator, a die cutter, encoding equipment, workstations, files servers, and proprietary software to control the production process. This central production capability is designed to produce tens of thousands of documents per day. We typically provide the facility and staffing for turnkey production of the documents as part of our fixed price arrangement.

        Our sales and marketing organization for our driver license issuing systems is organized into five geographic territories with senior level sales/business development professionals assigned to regional territories. Because our contracts are long term in nature, and the market is relatively homogeneous and stable, long-term relationships are key to our successful positioning for new opportunities and for maximizing potential within existing accounts. Contracts are most often granted through competitive bidding based on "best value" to the issuing jurisdiction being the deciding factor. A "Bids & Proposals" organization, consisting of bid managers, technical writers, production assistants and technical support, is responsible for working with our sales and programs organizations to deliver winning bids based on sales positioning and strategy. Our marketing group is responsible for translating market/sales needs into product plans, supporting the sales effort with necessary collateral and market positioning, and managing long term market/company strategy. An industry association, the American Association of Motor Vehicle Administrators, to which all North American driver license issuing jurisdictions belong, provides us with another vehicle for marketing and education within our North American customer community through regional and international conferences, seminars, and trade shows.

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

        We generally offer services to our financial systems customers to develop systems to protect against counterfeiting and other forms of unauthorized duplication of high-value documents, such as currency. These services include technical development and systems integration to customize, integrate and deliver software systems that are based upon our proprietary digital watermarking technology. These systems may include digital watermarking embedding and detection components. These systems are used by our financial system customers to enhance security of high-value documents and, in particular, to deter the use of personal computers in counterfeiting and unauthorized production of high-value documents. Our customers generally pay for these services on a time-and-materials basis.

Defense and Intelligence

        In 2002, we began working with U.S. government agencies, including the Air Force Research Laboratory Information Directorate in Rome, New York in matters relating to national defense. We generally provide U.S. defense and intelligence agencies services to develop systems to embed and detect watermarking in images. These services include technical development and systems integration to customize, integrate and deliver software systems that are based upon our proprietary digital watermarking technology. These systems are typically used in geospatial imaging systems maintained by various U.S. defense and intelligence agencies and these agencies typically pay for our services on a time-and-materials basis, fixed-cost basis, or cost-plus basis.

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
10.15*	1999 Non-Employee Director Option Program, Amended and Restated on March 29, 2002
10.16*	First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
10.17*	Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, Independent Auditors
24.1*	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

†
Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*
Previously filed.

(b)
Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
Date: December 22, 2003	/s/ E.K. RANJIT By: E.K. Ranjit Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1	Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Commission on January 3, 2002)
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
10.15*	1999 Non- Employee Director Option Program, Amended and Restated on March 29, 2002
10.16*	First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
10.17*	Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, Independent Auditors
24.1*	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

†
Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*
Previously filed.

QuickLinks

EXPLANATORY NOTE
  ITEM 1: BUSINESS
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX