Form 10-K
period 2003-12-31
DIGIMARC CORP
filed 2004-03-15
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant's most recently completed fiscal second quarter (June 30, 2003), was approximately $273.9 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

        As of February 29, 2004, there were 20,226,245 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its 2004 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K. The registrant will file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

        This Report on Form 10-K includes trademarks and registered trademarks of Digimarc Corporation. Products or service names of other companies mentioned in this Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

ITEM 1:    BUSINESS

Overview

        Digimarc was incorporated in 1995. We believe we are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States ("U.S.") and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty international programs. We estimate that our next-closest competitor with regard to driver license issuance systems holds contracts with approximately 15 driver license issuing authorities in the United States as of December 31, 2003. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

        We also believe we are one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. We provide solutions based on this technology directly and through our licensees. We believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware, including use of such intellectual property by more than four thousand enterprises and individuals.

        The majority of our revenue comes from multi-year contracts with government agencies, including U.S. state departments of motor vehicles, federal agencies, and central banks.

        Since the introduction of our first watermarking product in 1996, we have built a broad technology platform with a wide range of applications. Our initial products were designed to help photographers and stock photography agencies communicate the copyrights for their images to users of commercially-available image editing software. We later developed image commerce applications that allowed our customers to use the persistent copyright data in their photographs to track the display of these photographs in various places on the Internet and provide direct linking from the photographs to their electronic licensing sites, permitting enhanced surveillance for market research, copyright enforcement, and greater convenience in licensing.

        In 1997, we began development of a system to deter the use of personal computers in counterfeiting banknotes based on our core digital watermarking technologies. The banknote anti-counterfeiting project continues to be a significant element of our business and financial performance.

        Shortly thereafter, we began developing an innovative marketing use of our technology to allow consumers to automatically link from printed materials to the Internet or to network-based services. The print-to-Web system enables imperceptible digital codes to be embedded within printed media, such as magazine advertisements and articles, direct mail, coupons, product packaging, stationery and envelopes, trading cards, catalogs, credit cards, bank cards and business cards. When recognized by web cameras or scanners enabled by our patented reader technology, the embedded codes automatically link the user directly to the specific Internet destination or network-based services chosen by the producer of the printed media.

        In December, 2001, we acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business or "LGP"). LGP provided secure personal identification card systems to the majority of the state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. LGP was integrated into Digimarc through Digimarc ID Systems, LLC and its affiliates. Following the acquisition of LGP, the personal identification systems business has become our dominant source of revenue.

        Financial information about geographic areas is incorporated by reference to Note 8 of our consolidated financial statements set forth on pages F-1 to F-28 of our Annual Report on Form 10-K.

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

        A summary of our current product and service offerings and licensing activities is listed below:

Products, Services and Licensing

        Our secure media solutions business has two primary areas of focus: secure personal identification systems and digital watermarking.

Secure Personal Identification Systems

        We believe Digimarc is one of the leading suppliers of U.S. state driver license issuance systems. At December 31, 2003 we had contracts with the majority of U.S. state driver license issuing authorities to supply and maintain their driver license issuance systems.

        Our driver license issuance systems vary from jurisdiction to jurisdiction. These systems are typically provided on long-term (normally five or more years), contracts under which we are paid a fixed price per document issued by the government jurisdiction. The systems provided include the hardware, software, consumable supplies (such as ink, laminate, and adhesives), and on-going support necessary for a "turnkey" solution. They typically involve custom software and/or hardware development, integration services, and implementation services. A digital driver license issuance system typically captures images (photo and signature) and other demographic information, produces the actual driver license or identification document (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or other identity document to the individual licensee, stores the images in a database, and communicates with the governmental issuer's other systems for completion of processing of the driver license applicants.

        Our customers are increasingly sensitive to the issue of identity theft and fraud, to concerns around verifying personal identity, and to the role that the U.S. driver license plays as a primary form of identity verification for personal access to secure facilities, and public transportation, the conduct of financial transactions, and at point-of-sale for age restricted products such as alcohol and tobacco. As a result, we believe there will be increasing interest from our customers in a variety of fraud detection and prevention systems, including biometric-based solutions based on third-party technologies. Our facial recognition solutions can help our customers determine if an applicant may have already been issued a valid license within a particular jurisdiction, and our fingerprinting and fingerprint matching solutions can be used to verify an applicant's identity prior to issuance of credentials such as a commercial driver license. In addition, several states have begun to incorporate identity verification solutions which employ a real-time background check on the applicant-supplied demographic data during the initial enrollment process, further enhancing the integrity of the issuance process. We currently provide our customers with these types of solutions, and we are expanding our marketing and development efforts to broaden our offerings in this area in order to provide more integrated identity verification and fraud detection capabilities within their issuance workflow.

        Each digital driver license workstation installed in a government driver license office typically consists of a personal computer, a digital camera, a signature capture device, and other associated peripherals as required, including card printers, receipt printers, dossier printers, scanners, fingerprint capture devices, and bar code readers. Most of this hardware is sourced from third party providers. We provide software application components that drive the specific peripherals and process the applicants through the capture and printing sequences. Graphical user interfaces, work flow sequences, and communication interfaces are custom developed to the specific needs of the customer. Some commercial "off the shelf" software is also provided, such as operating systems (typically Microsoft Windows XP), and virus protection. Additionally, we often provide the necessary database design, hardware, and software to store portrait, signature, and biometric images for later retrieval. The document consumables include card materials, custom laminates, printer ribbons, mailing supplies, receipt paper, and other consumables products.

        In the case of installations that issue the documents from a central location, we provide a large-scale central production system, including color xerographic or liquid ink printers, a laminator, a die cutter, encoding equipment, workstations, files servers, and proprietary software to control the production process. This central production capability is designed to produce tens of thousands of documents per day. We typically provide the facility and staffing for turnkey production of the documents as part of our fixed price arrangement.

        In 2003, we began marketing a new, secure card structure that incorporates advanced polycarbonate materials and offers an array of personalization and security options, called Digimarc ExianDual. The reliability of Digimarc ExianDual Polycarbonate Card Stock is directly related to the durability of the card under stress and excessive usage. With a strong core and an even stronger shell of polycarbonate, this new card product is we believe unmatched in durability. Several U.S. driver license customers are already using ExianDual. As we enter 2004, we are exploring opportunities to supply ExianDual and other secure card components to new channels of distribution, including system integrators and card suppliers focused on other commercial and federal markets for personal identity documents.

        Our sales and marketing organization for our driver license issuing systems is organized into five geographic territories with senior level sales/business development professionals assigned to regional territories. Because our contracts are long term in nature, and the market is relatively homogeneous and stable, long-term relationships are key to our successful positioning for new opportunities and for maximizing potential within existing accounts. Contracts are most often granted through competitive bidding based on "best value" to the issuing jurisdiction being the deciding factor. A "Bids & Proposals" organization, consisting of bid managers, technical writers, production assistants and technical support, is responsible for working with our sales and programs organizations to deliver winning bids based on sales positioning and strategy. Our marketing group is responsible for translating market/sales needs into product plans, supporting the sales effort with necessary collateral and market positioning, and managing long term company strategy. An industry association, the American Association of Motor Vehicle Administrators, to which all North American driver license issuing jurisdictions belong, provides us with another vehicle for marketing and education within our North American customer community through regional and international conferences, seminars, and trade shows.

        In North America, we are generally a prime contractor, providing full issuance systems to federal, state, and provincial departments of motor vehicles or other government issuing authorities. When we provide a full issuance system to a customer, we generally retain title to all assets associated with the system and are responsible for maintaining the system over the contractual period. We are paid as cards are produced on a price-per-card basis over the life of the contract.

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

        We recently began marketing various security enhancements for identification documents in which digital watermarking is used as a key feature. In addition to driver licenses, we have been working with various U.S. and non-U.S. governmental authorities and third party suppliers to develop and deploy applications to secure and enhance the security of traveler identification documents.

        For the years ended December 31, 2003, 2002, and 2001, revenue from secure personal identification systems made up 89%, 88%, and 11% of our consolidated revenue, respectively.

Digital Watermarking

        We provide digital watermarking-based solutions directly to customers and through licensees. Our direct provision of products and services includes deterring the use of personal computers in counterfeiting of banknotes, supporting digital rights management and image tracking with Digimarc ImageBridge, securing identity documents with Digimarc IDMarc, and solutions for the linking of printed materials to the Internet or other network-based services. We also license our intellectual property to others who are, or have, developed their own watermarking technologies and related solutions for a wide variety of potential applications.

Banknote counterfeit deterrence

        We have relationships with a number of financial institutions that are involved in the creation or protection of high-value documents. These relationships include a development and license agreement with an international consortium of leading central banks related to deterring the use of personal computers in the counterfeiting of banknotes. In 2003 and 2002 this agreement accounted for less than 10% of revenue due to the LGP acquisition, while in 2001 it accounted for 56% of our revenue. We intend to pursue opportunities to expand our relationship with the consortium and individual central banks and security printers to develop other sources of revenue. We are also pursuing opportunities in the broader banking and financial services industry to address anti-fraud needs of financial institutions with our digital watermarking and related technologies.

        We provide engineering and marketing services to our central bank customers. These services include technical development and systems integration to customize, integrate and deliver software systems that are based upon our proprietary digital watermarking technology. These systems may include digital watermarking embedding and detection components. These systems are used by our customers to deter the use of personal computers in counterfeiting and unauthorized production of high-value documents. Our customers generally pay for these services on a time-and-materials basis.

Commercial Solutions

        Our commercial solutions address a range of needs, including: communicating copyrights, enabling online licensing, and facilitating digital rights and asset management for photographs; deterring counterfeiting, tampering, and diversion of consumer packaged goods; and authenticating and deterring fraud against secure personal identification documents.

        Digimarc ImageBridge watermarking solutions provide notice of copyrights and enhance licensing opportunities for producers and distributors of commercial photographs. ImageBridge is available in a variety of configurations, including plug-ins bundled with image-editing products from leading suppliers such as Adobe, JASC and Ulead. The plug-ins enable embedding, and automatic detecting and reading, of digital watermarks in images, allowing photographers, web designers, stock photo agencies and other image distributors to identify and license copyrighted materials. Software development kits are available to facilitate integration of ImageBridge technology into third party rights and asset management products and enterprise applications. Revenue from this product line is primarily from the sale of software licenses and subscriptions to the ImageBridge service, which provides registry and linking capabilities. We also offer subscriptions to an Internet search service called MarcSpider which searches parts of the public Internet for our digital watermarks, reporting to the owner when and where they were found. MarcSpider gives Web content developers, photographers, stock photography agencies, and publishers of entertainment, sports and news images the means to track dissemination of images on the public Internet and to use this information in their copyright compliance and licensing programs.

        Digimarc IDMarc is our newest product offering within the commercial solutions business. It is a security feature that provides a covert, machine-readable means to enable automated cross-jurisdictional document authentication, age verification, and document forensic analyses. We began marketing this product in 2003 and have seen adoption by nine states, representing approximately 20% of all driver licenses produced in the United States.

        We are also engaged in market development for a means to link directly from printed materials, including product packaging, stationery and envelopes, trading cards, magazine advertisements, articles, covers and subscription cards, direct mailers, debit and credit cards, greeting cards, coupons, catalogs, tickets and business cards, to specific Internet sites by showing the enabled document to an imaging device, such as a web camera or other imaging device, equipped with our reader software. This application has not yet attained significant adoption. Development of the market for the application is largely dependent on broad scale adoption and use of web cameras and other imaging devices connected to networks, such as cell phones, that include a camera function. In the long term, we believe that this application can create new communications capabilities for media content that can promote and enhance e-commerce. DigiTreal, a company located in Korea, has licensed this product technology for use in print-to-Web linking solutions in its local market.

Licensing

        In addition to our product businesses, we also license our patents for a variety of applications relating to audio, video, image content, and printed materials.

        Watermark solutions offered by Digimarc licensees are now being used to: help track unauthorized distribution of pre-release music; identify movie "screeners" that are leaked onto the Internet or inappropriately re-distributed; monitor broadcast radio, television advertising and television programming; communicate usage rights in audio content, communicate copyrights in images, and identify alteration of digital images.

        In audio, we have licensed our patents to Verance Corporation for audio digital watermarking in copy prevention and play control solutions to protect music and audiovisual content such as movies. We also licensed to Verance Corporation use of our technology for broadcast verification of television and radio advertising, programs, and music. Separately, we have issued licenses to Activated Content and Warner Music for forensic tracking of pre-release music and issued licenses to Koninklijke Philips Electronics N.V. for a number of audio watermarking applications. We have also licensed our patents to

AudioAudit for use in support of broadcast monitoring and verification of television advertising and programming.

        In video, Digimarc has granted a license of our patents to Koninklijke Philips Electronics N.V. for its Video Watercast System for video broadcast monitoring (currently offered through Teletrax, a joint venture between Philips and MediaLink), asset management, copyright communication, forensic tracking, remote triggering, and other uses in consumer electronics products.

        In digital imaging and printed materials, we have licensed U.K.-based Signum Technologies for use of our intellectual property in their copyright communication and authentication solutions.

Technology and Intellectual Property

        We believe we are one of the leading owners of intellectual property relating to digital watermarking and one of the leading suppliers of commercial applications of this technology. Our watermarking and related technologies are supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures. Our commercial applications are used by more than four thousand enterprises and individuals to identify and manage their image collections and to, among other things, protect their photos, financial documents, movies, music, publishing data, television images, identification documents, packaging and sensitive data, representing a broad swath of the entire spectrum of media content.

        Various methods for embedding digital codes within video, audio, and images, whether such content is rendered in analog or digital formats, form the foundation of our intellectual property. The digital codes are embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to create these codes are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The message can survive most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing. We have developed a variation of our core technology that intentionally does not survive such common actions, for use in authentication solutions.

        To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. As a result, we believe we have established one of the world's most extensive patent portfolios in the field of digital watermarking, personal identification, and related technologies, holding rights to 141 U.S. issued patents and having over 350 U.S. patent applications on file as of February 29, 2004. We have averaged almost 100 patent filings per year over the last four years. We understand that the next-closest filer of patents related to digital watermarking has filed at a rate less than half of our rate, for the four most recent years for which data is available. We also understand, based on our periodic reviews of published patent literature and public patent filing records, that we currently hold more digital watermarking patents than any other entity in the world. Based on a review of published patents, we also believe that we hold some of the earliest invention dates on issued patents in the field of digital watermarking. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies. We seek to protect new product applications through existing patents and patent applications and filings for new patents.

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

Competition

        The markets in which we compete are diverse. We face competition in the overall digital watermarking market as well as in each of the application areas where our products and services compete. In many cases, we are seeking to exploit market opportunities that are emerging, highly competitive, fragmented and characterized by rapidly changing technology and evolving standards. In others, we face entrenched competition with greater financial and operational resources.

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

        Digimarc's major competition in digital watermarking comes from the internal development efforts at consumer electronics, imaging, and information technology companies such as Canon, Sony, Philips, NEC, IBM, NTT, Microsoft, MediaSec, Matsushita, Hitachi, HP, Kodak, and Toshiba. These entities are known to have research and development efforts underway at their labs, or are known to have implemented early stage trial deployments of digital watermarking. We see competition in the video watermarking arena where some of these entities have offered or are offering solutions that compete with offerings from us or our licensees. We also see competition in print-to-web applications from companies like NTT with their Cyber Squash. In addition, we see direct competition to Digimarc IDMarc from companies such as MediaSec and Jura, primarily in Europe. As we monitor these activities, in some cases we may seek to compete directly based on value, price, experience and the quality of our offering; in some cases we may seek partnership or technology license or cross-license relationships; and in other cases we may assert our intellectual property rights.

        Our watermarking technology competes with a variety of alternative technologies. In audio and video entertainment, copyright protection applications of our licensees compete with a variety of digital rights management solutions from companies such as Microsoft, Apple, Real Networks, and Toshiba. For monitoring of media content we compete with alternate technologies such as content fingerprinting which seeks to categorize and identify audio, video and image materials based on characteristics and patterns in the content. Such technology is available from IBM and Audible Magic, among others. In addition, we compete with other services for tracking content on the Internet, such as MarkMonitor and Cyveillence.

        Our print to Web linking application competes with other products and technologies for linking from printed materials to the Internet—some of which are based on bar codes or other visible symbologies. Competitors include Symbol, AirClic, NeoMedia, BarPoint, Anoto, Metrologic, and Xerox.

        Most competition for digital watermarking in the financial systems area comes from traditional security features, such as holograms, security threads, special inks, and papers; and machine-readable features, such as Scrambled Indicia, radio frequency identification tags, two dimensional barcodes, DataGlyphs from Xerox, conductive inks, and data-carrying magnetic stripes. Our products compete against such features for a share of the document production budget allocated by customers for security features.

        Competition in personal identification systems comes from systems integrators, such as IBM, Unisys and Viisage; security printers such as De La Rue; card and materials manufacturers, such as

Datacard and 3M; and biometrics vendors, such as Sagem Morpho. As the digital personal identification market receives more attention due to general security concerns in the United States and abroad, additional competitors may enter the market. The global market for secure personal identification systems is complex. The role of a provider may range from prime systems integrator, to sub-contractor or component supplier, to provider of consumables. In non-U.S. markets where we are not solely a prime contractor, depending on circumstances, our partners may compete with us and our competitors may partner with us. In some situations, we compete with vendors of "smart cards" containing embedded computer chips. The secure personal identification cards that we produce generally do not contain such chips, although we have the capacity to produce smart cards if requested by customers.

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

        Our business generally is characterized by extensive research efforts and rapid technological change. To remain competitive, we need to continue research on enhancing the cost effectiveness and breadth of application of our watermarking algorithms and embedding and detection technologies. Company- sponsored research, development and engineering expenditures for 2003, 2002, and 2001 were $6.5 million, $10.4 million, and $8.0 million, respectively. We also incur research, development, and engineering costs that are reported as part of cost of revenue as they relate to products and services provided to third parties. In addition, investments associated with protection and enforcement of our intellectual properties (included in general and administrative expenses) were $0.8 million, $2.2 million, and $2.8 million for 2003, 2002, and 2001, respectively.

Employees

        As of December 31, 2003 we had 374 full-time employees, including 55 in sales, marketing, technical support and customer support; 111 in research, development and engineering; 57 in finance, administration, information technology and legal; and 151 in field operations. We also had 95 contract workers at December 31, 2003. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Risks Related to Our Business

The market for digital watermark applications is new and developing, resulting in less predictable and fluctuating revenue from quarter to quarter

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The market for products and services using digital watermarks is evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. We are actively working, independently and with others, to expand the market for using digital watermarking technology, such as in the monitoring and tracking of usage of programming content broadcast by television networks and stations and in the security features of driver licenses. While we believe a trend may have begun in the use of digital watermarking security features and adoption by nine U.S. states indicates alignment with customer needs, we have yet to garner broad adoption of reader applications, and while we believe that adoption could increase our revenue, it is difficult to predict the future growth rate, if any, and ultimate size of this market opportunity or other new application opportunities. We cannot assure you that new applications and customers for our technologies, products and services will develop or that our existing market will grow.

The majority of our revenue is subject to government procurement processes that are subject to unpredictable delays or unexpected changes which might limit our actual revenue in any given quarter

        We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many U.S. state customers are facing continued budget pressures, and some international customers are facing debt crises, introducing added uncertainty. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and lower profitability.

Because some of our revenue models relating to anticipated products and services are under development and the corresponding anticipated products and services may fail to attract or retain customers, our revenue models and pricing structures may not gain market acceptance and we may not be able to generate new or sustain existing revenue

        Our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenue will be from government and private sector customers for security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to government and private sector customers. We have not fully developed revenue models for our future applications and licensing endeavors. In addition, because some of our products and services are not yet fully established in the marketplace and because such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure and marketing for them will be effective. We cannot assure you that our anticipated products and services and licensable intellectual property will be able to compete effectively against other alternative technologies or that we will be able to compete effectively against current or future digital watermarking suppliers in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating revenue, they may not gain market acceptance or may not be sustainable over time, and as a result, we may not be able to generate new or sustain existing revenue.

The loss of any large contract may result in loss of revenue and potential acceleration of amortization expense or impairment of intangible assets

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

We have a history of losses, and we cannot assure you that we will maintain profitability, particularly if we were to lose large contracts

        We incurred significant net losses from inception through the fiscal year ended December 31, 2002. Our accumulated deficit as of December 31, 2003 was $54.5 million. In order to maintain profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to the higher revenue. Even though we achieved profitability during 2003, we may not be able to sustain or increase our profitability. In particular, if we lose large contracts, our revenue would grow more slowly than we anticipate, and if our operating expenses at the same time exceed our expectations, we may not be able to sustain profitability.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third-party partners

        Some of the products, services, and licensing of intellectual property that we intend to provide in the future will rely on the successful implementation of our technology, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate maintaining and entering into agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, we would not be able to bring our technologies to market and, consequently, we would not generate revenue as anticipated. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers sought other providers and, consequently, revenue would decrease.

        We are not materially dependent on any third party to produce systems or assemblies for us. However, our business relies, in part, on deployment of our watermark reader technology by third parties. For example, one form of our watermark reader is commonly deployed in image editing applications (offered by vendors including Adobe and JASC) to permit users of these products to read watermarks embedded in imagery, and thereby discern the identities of image owners. Another form of our watermark reader is used in our anti-counterfeiting product offerings. If the third parties who include such technology in their products declined to do so, then we would lose a portion of our currently anticipated revenue, although such amounts are not currently foreseen to be significant, but may be in the future.

We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue

        Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technologies, products and services, such as digital watermarking, are exposed. These risks include the following:

  •
  We may be unable to develop sources of new revenue or sustainable growth in revenue because our current and anticipated technologies, products and services may be inadequate or may be unable to attract or retain customers;

  •
  The intense competition and rapid technological change in our industry could adversely affect the market's acceptance of our existing and new products and services; and

  •
  We may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent in order for our products and services to be sustainable and competitive and in order for us to expand our revenue and business.

        Some of our key technologies are still in the development stage. Consequently, products incorporating these key technologies are undergoing technological change and are in the early stage of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our revenue. In addition, we may be required to incur unanticipated capital expenditures in the event product changes or improvements are required. Additionally, new industry standards might redefine the products that we are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products and achieving profitability from these products could be delayed or halted. We also may be required to fund such changes or improvements out of operating income, which could reduce or eliminate our profitability.

A significant portion of our business depends on large public sector contracts, which can be terminated at the convenience of the government authority, are subject to a variety of requirements and influences and may only result in one-time revenue without potential for renewal, and as a result may cause our quarterly results to fluctuate and anticipated revenue to potentially decrease significantly

        A significant portion of our business depends on a limited number of large public sector contracts. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. Further, some government contracts may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue without renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance or fidelity bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can cause our quarterly results to fluctuate and anticipated revenue to potentially decrease significantly.

Our future quarterly operating results may not meet our, our analysts' or our investors' expectations or predictions and may fluctuate significantly, which could decrease our stock price

        Our quarterly operating results have fluctuated significantly in the past and may do so in the future. Our operating results are difficult to forecast because of our limited operating history and the nature of our business. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

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

        In addition, because the market demand for certain of our products and services is new and rapidly evolving, it is difficult for us to predict certain aspects of our future financial results. Our research and development, sales and marketing efforts and business expenditures are based in part on our predictions regarding developments involving counterfeiting and piracy, as well as other security and intelligence needs, and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions and estimates prove inaccurate, our actual revenue and operating results will fluctuate from our anticipated results, which could decrease our stock price.

We may not be able to adequately protect our intellectual property, and we may be subject to infringement claims and other litigation, which could reduce the perceived valuation of the company and result in a lower stock price

        Our success depends in part on licensing our proprietary technologies. To protect our growing patent and related intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company.

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

        Some of our contracts include provisions by which we assure non-infringement of third-party intellectual property rights. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or we may be sued by the party allegedly infringed upon and our exposure could be large and we may incur significant litigation, settlement, or judgment expenses. Similarly, as we seek to broaden the number of companies licensed under our patent portfolio, some may seek contractual assurances that we will pursue—by litigation if necessary—their competitors who use Digimarc's patented technology but are not licensed to do so. Compliance with any such contract provisions may require that we pursue litigation where our costs exceed our likely damages award.

        We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we do not currently rely on these technologies for our core products, we may in the future.

        We have registered "DIGIMARC", "MARCSPIDER", "MEDIABRIDGE", "PICTUREMARC" and the "D" logo, among other marks, as trademarks in the United States and some other countries, and are pursuing registration of the "DIGIMARC" trademark in additional countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademark "Digimark" and the domain names "Digimark.com" and "Mediabridge.com" have been registered by unrelated companies. While we have put in place formal arrangements for co-existence with one of these unrelated companies, and while we have co-existed successfully to date with the others, if we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity.

        As more companies engage in business activities relating to digital watermarking and develop intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties' intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of our technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation. In addition, we offer indemnification against intellectual property infringement for some contracts to which we are a party. As deployment of our technology increases, and more companies enter the digital watermarking category, the likelihood of a third party lawsuit resulting from such indemnification increases. If a claim were made under such an indemnity provision, we could incur significant expense.

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

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes

        Products and systems as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in existing or new products, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service and warranty costs. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. The performance of these products typically involves working with sophisticated software, computing and communications systems. Our inability to meet customer expectations or project milestones in a timely manner could also result in a loss of, or delay in, revenue, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

        Because many customers rely on our products for critical security applications, defects or errors in our products or services might discourage customers from purchasing future products and services. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions are sometimes not included and may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant and decrease our profits.

        As watermarking technology is more broadly deployed by our licensees, our potential exposure to litigation may increase through their success. For example, if we license large companies, in industries such as the consumer electronics, information technology, or motion picture businesses, and the deployed technology is found to be flawed or subject to abuse (as is a possibility with any technology), we may be the target of class action or other litigation—either alone or in conjunction with our licensee(s).

        There may be issues or defects that we have not yet identified related to the systems purchased from the U.S. large government programs identification systems and international digital identification systems operations from Polaroid Corporation and its affiliates that may require significant efforts and resources to correct and that would cause us to divert resources away from other purposes.

If our new operating structure is not effective, or if we are required to restructure our business to address new growth rates, we may encounter higher expenses and reduced margins

        As of December 31, 2003, we had 374 employees and 95 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Watermarking Solutions and the second of which is ID Systems, both of which are overseen by a small corporate staff. While our management anticipates that this operating structure will facilitate effective management of the continuing growth and expansion of our business, we cannot assure you that the operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

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

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may have reduced earnings from doing so and we may never achieve any of the benefits that we might anticipate from such acquisitions

        One part of our strategy is to pursue acquisitions of other businesses and technologies. The pursuit of such acquisitions involves certain risks. We may not be able to identify, negotiate or finance any future acquisition successfully. We may incur additional or one-time charges related to the pursuit of acquisitions or restructurings or other matters in connection with acquisitions. Other than the acquisition of the U.S. large government programs identification systems and international digital identification systems operations from Polaroid Corporation and its affiliates, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business or technology with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible and other acquired assets. Any of these may result in reduced earnings and cause our stock price to decline. Our due diligence of acquired companies may fail to reveal material risks or liabilities. Additionally, in order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, and we may not be successful in doing so on satisfactory terms. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

We depend on key employees for our future success due to the high level of technical expertise that our industry requires and the loss of any of them could delay projects or undermine customer relationships

        Our success depends to a significant extent on the performance and continued service of our senior management. Almost all of our senior management do not have employment agreements. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees would be freely able to join our competitors. The loss of the services of any of our senior management or any of our other key employees could delay projects or undermine customer relationships.

If we are not able to retain, hire or integrate qualified personnel, we may not be able to deliver the products and services that our customers require

        Our ability to successfully develop, market, sell and license our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. Our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered.

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

As international customers have accounted for approximately 16% of our revenue during 2003, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth

        We expect revenue from sales of products and services to governments and other customers outside the United States to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks, including the following:

  •
  changes in foreign government regulations and security requirements;

  •
  export license requirements, tariffs and taxes;

  •
  trade barriers;

  •
  difficulty in protecting intellectual property;

  •
  difficulty in collecting accounts receivable;

  •
  currency fluctuations;

  •
  difficulty in managing foreign operations; and

  •
  political and economic instability.

        If our customers are affected by currency devaluations or general economic downturns or persistent economic difficulties, their ability to purchase our products and subscriptions and services could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign customers may decide to terminate or delay the implementation of our products and services. Any action like this by foreign customers, in particular foreign government authorities, could potentially delay or reduce our anticipated revenue under our contracts with such customers, and we may have limited recourse against them to recover any potential losses.

        We generally invoice our foreign sales in U.S. dollars, and, consequently, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products and services to those foreign customers could result in decreased sales. We may elect in the future to take payment for foreign sales in foreign currencies and, if we do, we may be exposed to losses as a result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. For the year 2003, international customers accounted for approximately 16% of overall revenue, and are expected to be a material driver of our growth. However, if any of the risks described above occur, our future revenue growth and profitability could be limited.

Risks Related to Our Market

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our digital watermarking products and services could be delayed

        Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and statutory standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of our digital watermarking products and services could be delayed. For example, we have participated in an initiative known as the "VWM group," for several years that has proposed a solution to help motion picture studios to protect their copyrights and enable new business models. The proposed copy prevention and play control solution would protect video programming on videocassettes, DVDs, or cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. The VWM proposal to the DVD Copy Control Association, or DVDCCA, which considered the proposal as a multi-industry technical standard, could not reach the necessary consensus for adoption. Although the DVDCCA has not discontinued its study, it does not currently have a clear process to select a standard because the relevant decision-makers (including representatives of the motion picture, information technology, and consumer electronic industries) have been unable to reach consensus. Given that the process is stalled, the VWM group or the DVDCCA could change or discontinue, thus frustrating our ability to market and license the proposed solution through this means.

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

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of watermarking, the deployment of digital watermarking may be slowed and our revenue growth may be diminished

        Many of our business endeavors, such as our licensing of intellectual property in support of audio and video applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may make achieving our business objectives difficult or impossible, potentially diminishing our anticipated revenue growth as a result.

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

  •
  Containers—inserting a media object in an encrypted wrapper, which prevents the media object from being duplicated and is used for content distribution and transaction management;

  •
  DataGlyphs®—a slightly visible modification of the characteristics of an image or document that is machine-readable;

  •
  Scrambled Indicia®—an optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;

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

  •
  Internet technologies—numerous existing and potential Internet access and search methods will be potentially competitive with the Digimarc MediaBridge system and the searching capabilities of Digimarc ImageBridge;

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

        New developments are expected to continue, and we cannot assure you that discoveries by others, including current and potential competitors, will not render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than currently anticipated to develop new products and services, which in turn may necessitate us to require greater revenue streams on such products and services to cover developmental costs. We cannot assure you that we will be able to compete successfully against current or future participants in our market or against alternative technologies, nor can we assure you that the competitive pressures we face will not decrease our revenue and profits in the future.

Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenue, costs and stock price

        Threats of terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions, may impact our operations by leading to deferred or cancelled projects, which may reduce our revenue and profits. While any of these terrorist-related events could result in an increased need for new security features that may, as a result, favorably impact our revenue from our DIDS operations and our sales of product and subscription and service in connection with our digital watermarking technology, any of these events could also, or alternatively, result in increased volatility in the United States and worldwide financial markets and economies, or drive up our research, development and engineering costs associated with attempting to achieve heightened effectiveness in new products. Also, any of these terrorist-related events could result in economic recession in the United States or abroad. If such negative consequences were to occur, they could reduce our revenue and profits without the effect of reducing costs in the short-term and might result in the volatility of the future market price of our common stock.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this annual report on Form 10-K or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to expected greater improvements in financial performance in 2004 and 2005, to the timing of implementation and timing and amounts of revenues being generated in 2004 and subsequent fiscal years from contracts and projects, including with Florida and Mexico, and from a voter identification project recently booked, and to our market development strategy including for IDMarc, and other statements containing words such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases are intended to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

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

        In addition, we have under lease approximately 12,000 square feet of office space in Tulsa, Oklahoma that we vacated as part of our second quarter 2002 restructuring; this lease expired in January 2004. We also lease sales and support offices in multiple locations throughout the United States and internationally.

ITEM 3:    LEGAL PROCEEDINGS

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of Digimarc's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the company's stock in the after-market subsequent to the company's initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. In June 2003, a committee of the company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Digimarc and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. Digimarc would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Digimarc may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by Digimarc's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Digimarc's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. Due to the inherent uncertainties of litigation and because the settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

        Digimarc is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the company.

        DIDS in its normal course of business from time to time experiences various contractual disputes in the ordinary course of business, including, without limitation, delays in identification system implementation and timely acceptance for identification systems programs and concerns regarding identification system program performance. Management does not believe that there will be any material effect to the results of operations for costs related to these disputes and contingencies related to them.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on The Nasdaq National Market under the symbol "DMRC." The closing price of our common stock on The Nasdaq National Market was $12.40 as of February 27, 2004. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq National Market.

	Year Ended December 31,
	2003		2002
	High	Low	High	Low
First quarter	$14.44	$9.65	$21.56	$15.14
Second quarter	$16.55	$9.94	$20.57	$7.60
Third quarter	$17.48	$14.11	$12.28	$8.56
Fourth quarter	$17.25	$12.74	$16.90	$10.15

        At February 29, 2004, there were approximately 154 stockholders of record of our common stock, as shown in the records of our transfer agent.

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

December 31, 2003, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$85,618	$86,617	$14,878	$11,850	$6,929
Cost of revenue	46,283	51,950	7,197	6,637	3,626

Gross profit	39,335	34,667	7,681	5,213	3,303
Operating expenses:
Sales and marketing	11,793	14,235	11,290	10,878	2,049
Research, development and engineering	6,510	10,391	7,980	4,911	1,233
General and administrative	19,866	19,277	12,566	11,135	2,803
Restructuring charges, net	—	493	574	—	—

Total operating expenses	38,169	44,396	32,410	26,924	6,085

Operating income (loss)	1,166	(9,729)	(24,729)	(21,711)	(2,782)
Other income, net	567	1,040	5,571	5,866	393

Income (loss) before provision for income taxes	1,733	(8,689)	(19,158)	(15,845)	(2,389)
Provision for income taxes	(203)	—	—	—	—

Net income (loss)	$1,530	$(8,689)	$(19,158)	$(15,845)	$(2,389)

Net income (loss) per share—basic	$0.08	$(0.50)	$(1.15)	$(1.17)	$(0.78)
Net income (loss) per share—diluted	$0.08	$(0.50)	$(1.15)	$(1.17)	$(0.78)
Weighted average shares—basic	18,572	17,361	16,704	13,567	3,053
Weighted average shares—diluted	19,351	17,361	16,704	13,567	3,053
	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short-term investments	$78,633	$53,174	$61,605	$135,872	$90,830
Working capital	89,080	63,309	79,203	135,203	89,900
Total assets	162,426	132,467	129,367	142,479	94,903
Long-term obligations, net of current portion	1,286	7	33	30	119
Total stockholders' equity (deficit)	$150,105	$119,264	$123,474	$138,727	$90,795

        In December 2001, we acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business or "LGP"). LGP provided secure personal identification card systems to the majority of state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. Following the acquisition of LGP, the personal identification systems business has become our dominant source of revenue.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Market" under Item 1 above and elsewhere in the Annual Report on Form 10-K. We assume no obligation to update this information. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Overview

        We believe we are one of the leading suppliers of secure personal identification systems. We supply the issuance systems for the majority of driver licenses produced in the United States ("U.S.") and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than 20 international programs. We estimate that our next-closest competitor with regard to driver license issuance systems holds contracts with approximately 15 driver license issuing authorities in the United States as of December 31, 2003. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

        We also believe we are one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. We provide solutions based on this technology directly and through our licensees. We believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware, including use of such intellectual property by more than four thousand enterprises and individuals.

        Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Tualatin, Oregon. Our personal identification systems business is headquartered in Burlington, Massachusetts, with additional space in Fort Wayne, Indiana for certain administrative and customer support functions.

        The majority of our revenue comes from multi-year contracts with government agencies, including U.S. state departments of motor vehicles and central banks. We intend to increase our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their printed media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their printed materials to provide a link to relevant network services. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of revenue and royalties for these new applications will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology, as well as the nature of the use of, and the nature and amount of licensed content carrying, our digital watermarks.

        Since inception, we have invested a significant portion of our resources and capital in attracting top senior management, in developing our products and technology, and in building our sales and marketing organizations. We incurred significant losses from inception through the fiscal year ended December 31, 2002, and as of December 31, 2003, we had an accumulated deficit of $54.5 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving sales and marketing activities, advancing our technologies and expanding our operations. Our revenue may not increase or even continue at its current levels and we may not maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with early stage technologies and applications.

Major, New Contracts in the ID Systems Business

        During 2003, our ID systems business performed well in many respects. Although revenue was flat due to the fact that we are in the pre-revenue recognition phases of a number of major contracts, gross margins improved significantly, from 38% to 44%. The lack of overall growth was due to our inability to book any large international deals, including a voter identification project that slipped into 2004.

        In the domestic market, we competed effectively, gaining extensions and upgrades from a number of customers. Florida awarded its digital driver license contract to us in July. We expect the system to begin to generate revenue in the second half of 2004 and reach full deployment in early 2005. We also won a competitive bid in Alabama, which had previously been a self-issue state

        In foreign markets, we ended the year with a major contract win in Mexico. The Instituto Federal Electoral ("IFE") of Mexico awarded Digimarc a four-year contract to supply voter identification cards that we anticipate will generate more than $19 million in revenue. Implementation is underway and the first cards are expected to be produced prior to mid-year 2004.

Digital Watermarking Strategy on Track; New and Enhanced Products Developed

        Our digital watermarking business consists of two prongs: digital watermarking solutions that we provide directly to customers, and intellectual property licensing that enables other companies to provide watermarking solutions to their customers while paying patent license fees to Digimarc.

        The current Digimarc solutions business consists of an anti-counterfeiting system that we have developed with a consortium of central banks, which has, and continues to, account for a substantial majority of our digital watermarking revenue, and ImageBridge, an image asset management and tracking application. IDMarc is the latest addition to our digital watermarking mix.

        2003 digital watermarking revenue was down approximately $1.3 million compared to the prior year. This decrease was due to lower revenue from our central bank customers for work on the banknote anti-counterfeiting system. The decline in revenue reflected completion of certain development activities that were not completely offset by increasing deployment support requirements. We expect banknote anti-counterfeiting system revenue for 2004 to be higher than 2003 and 2002 levels.

        Our ImageBridge product for copyright communication and tracking/monitoring of digital image assets is a healthy part of our business. Revenue has grown every year since 1999. Margins are high, in the range typically reported for software products. The primary driver of growth was increased enterprise sales.

        The market development strategy for IDMarc is to provide the feature to large systems integrators at a nominal price. Our intent is to minimize barriers to adoption and encourage broad-based deployment of the technology, then monetize the embedded feature in a variety of aftermarket applications, including border crossing identity verification, law enforcement, airport security, and point of sale document authentication applications. After successfully proving the model in driver licenses, we intend to license similar embedding and reading applications in the broader secure personal identification document market. We expect to grow from modest revenue in 2004 to significant contributions within the next 2-3 years.

Encouraging Signs of Industry-Wide Adoption of Digital Watermarking in Entertainment

        Licensing of our digital watermarking patents is a critical element of our long-term shareholder value proposition. The greatest near-term interest in digital watermarking is in the entertainment field. Digital watermarking is increasingly being employed for tracking and monitoring of music, movies, and television programs. The majority of the major music labels are using digital watermarking solutions for forensic tracking of pre-release music. They are obtaining the tracking solutions directly from Digimarc and from our licensees. Motion picture studios have begun following suit, using forensic tracking based on digital watermarking as part of increased piracy deterrence measures in the Academy Award screener program. In the television business, three companies have licensed our patents and deployed monitoring systems to track radio and television programs and advertisements in major media markets around the world.

Renewed Interest in Print-to-Internet Applications, Fueled by Innovation in Mobile Imaging

        Certain other market developments are encouraging for our strategy as well. The influx of imaging in mobile devices—mainly cell phones and PDAs—is inspiring a renewed interest in digital watermarking as a means of linking printed materials to Internet services that we launched in 2000. We believe that a highly supportive change in market dynamics is underway. A number of companies, ranging from start-ups to industry leaders like Intel, Microsoft, and NTT have announced initiatives aimed at using various signaling means, including bar codes, RFID, and digital watermarking to simplify the user interface for mobile device access to Internet services.

Looking Ahead: Continued Profitability, Focus on Growth

        For the past two years we focused on the bottom line. These efforts were successful in leading us to profitability. We are shifting focus to growing the top line while continuing diligent cost management. We see many signs that our basic business strategy is working.

        In 2004, we anticipate continuing improvement in our financial performance and 2005 looks strong as well, with the contract for the Florida driver license system beginning to generate revenue in the second half of 2004 and reaching full deployment in early 2005. In addition, the IFE program in Mexico will be fully operational in 2005.

        In our digital watermarking business, we believe there will be increasing in industry acceptance of our solutions and those of our partners will flourish, which in turn will have a positive impact on Digimarc's licensing and solutions business.

        Our financial performance reflects the interplay of early adoption of our technology of digital watermarking and steady progress that our ID Systems business continues to make. We expect even greater improvements in financial performance in 2004 and 2005 as the trends in all of our markets are encouraging, giving rise to many opportunities to accelerate growth and continue to grow profits.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

  We recognize revenue on long-term identification and driver license production contracts using a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific period. Revisions to our estimates have been less than 0.5% of total revenue in every period reported of 2002 and 2003 (since the acquisition of certain assets and the assumption of certain liabilities from Polaroid Corporation and its affiliates). If our estimates of monthly volumes were too high by 10%, there would be no significant impact on the reported revenue recognized because we verify almost all estimated volumes against reported actual volumes prior to disclosing our financial results. If the differences are material, we adjust our estimates to actual to reflect the difference, thus leaving little or no estimated volumes reflected in our reported results. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

  Impairments and estimation of useful lives of long-lived assets:    We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10%, there would be no material impact on the reported value of intangible assets on our Consolidated Balance Sheet. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

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

  Reserves for uncollectible accounts receivable:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review our allowance for doubtful accounts monthly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If our estimate of uncollectible accounts were too low by 10%, the difference to the reported earnings would be less than 0.5% of reported net income.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2003	2002	2001
Revenue:
Service	84%	78%	88%
Product and subscription	16	22	12

Total revenue	100	100	100
Cost of revenue:
Service	46	46	47
Product and subscription	8	14	1

Total cost of revenue	54	60	48
Gross profit	46	40	52
Operating expenses:
Sales and marketing	14	16	76
Research, development and engineering	8	12	54
General and administrative	23	22	84
Restructuring charges, net	0	1	4

Total operating expenses	45	51	218

Operating income (loss)	1	(11)	(166)
Other income (expense):
Interest income	1	1	37
Interest expense	0	0	0
Other	0	0	0

Total other income, net	1	1	37

Income (loss) before provision for income taxes	2	(10)	(129)
Provision for income taxes	0	0	0

Net income (loss)	2%	(10)%	(129)%

Years Ended December 31, 2003 and 2002

        Revenue for 2003 was slightly down from the prior year. This resulted from a $1.3 million decrease in watermarking revenue, going from $10.6 million in 2002 to $9.3 million in 2003, offset by an increase of $0.3 million in ID systems revenue, going from $76.0 million in 2002 to $76.3 million in 2003. Within the ID business, revenue related to issuances of driver licensees increased, while revenue related to product sales decreased because of an unusually large order received in the third quarter of 2002.

        Operating expenses in total decreased by $6.2 million or 14% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The overall decrease came as a result of several factors. One such factor is the lowered cost structure we achieved through restructuring actions taken in 2002. A second factor is our focus on responsibly investing in our personnel. While we have 28 fewer full time employees at the end of 2003 compared to 2002, we have 44 more contractors. We intend to manage our labor costs responsibly through our contractor resources as we incur new projects and programs that need additional resources. A third factor is our overall focus on spending controls within the company. For example, we have reduced travel and entertainment spending throughout the company by approximately $0.7 million and software and hardware expensed items by approximately $0.6 million. In addition, we reduced expenses by shutting down facilities for two weeks at the end of the year, operating with only critical employees for that period of time. By focusing on controlling our spending rate we have been able to reduce our overall spending significantly.

        Our net income improved by $10.2 million, from a loss of $8.7 million in 2002 to income of $1.5 million in 2003 despite the slight decrease in revenue. The improvement came as a result of our cost controls and reduced cost structure experienced during 2003.

Revenue

        Total revenue was $85.6 million and $86.6 million for the years ended December 31, 2003 and 2002, respectively. The $1.0 million or 1% decrease in total revenue resulted from an increase in our overall services revenue related to higher average price per card fees that we collect offset by a greater decrease in our product and subscription revenue due to an unusually large order shipped in the third quarter of 2002.

        In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor and, as a prime contractor, we are responsible for integrating the components of the system to the customer's specifications. In non-U.S. markets, revenue from international customers was $14.0 million and $17.8 million for 2003 and 2002, respectively. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, one-time events. Due to the nature of the international customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

        We had no customer that accounted for more than 10% of our revenue in 2003 or 2002.

        Service.    Service revenue consists primarily of card production on a price-per-card basis and software development services. These arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements. Service revenue is an umbrella category consisting of both service revenue and contract-based service revenue. The distinction between these two subcategories is that service revenue is generated from long-term identification and driver license production contracts, while contract-based service revenue is generated from other long-term, time-and-materials service contracts. Service revenue was $71.6 million and $67.1 million for the years ended December 31, 2003 and 2002, respectively. The $4.5 million or 7% increase was primarily the result of higher average price-per-card payments that we receive from our customers. The higher prices came as a result of several factors, including security upgrades for existing programs, new programs starting that are generally higher in price due to the features requested and level of security included, and existing contracts that have price increases built into the agreement. The increases in price vary from arrangement to arrangement. The volumes remained relatively consistent from year to year. Revenue from the consortium of central banks was less than 10% for both 2003 and 2002, and is expected to remain lower than historical levels as a percent of total revenue in the future due to the acquisition of LGP.

        Product and subscription.    Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to the ImageBridge product. Product and subscription revenue was $14.0 million and $19.5 million for the years ended December 31, 2003 and 2002, respectively. The $5.5 million or 28% decrease was primarily related to an unusually large international order we received and delivered in the third quarter of 2002 in the amount of $5.1 million. We did not have a similar order in 2003, and consequently experienced a decrease in product and subscription revenue in 2003. Prices for product and subscription offerings by the company are generally consistent with prior periods. A portion of our revenue each year is generated from the licensing of technology. In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to our technology could have a long-term impact on our revenue.

Cost of Revenue

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $39.0 million and $39.6 million for the years ended December 31, 2003 and 2002, respectively. The $0.6 million or 2% decrease was primarily the result of efforts made by the company to reduce the costs associated with delivering these services. We have been active in negotiating volume discounts, decreasing storage costs, consolidating operations when necessary, managing inventory levels, improving efficiencies of field management among other actions. Field operations employees totaled 151 and 146 at December 31, 2003 and 2002, respectively.

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $7.3 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. The $5.1 million or 41% decrease was primarily the result of the associated decrease in product and subscription revenue. The large order mentioned above, fulfilled in the third quarter of 2002, had very low margins. As a result, the majority of the decrease in cost of revenue related to costs associated with the $5.1 million of revenue recognized in 2002.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $11.8 million and $14.2 million for the years ended December 31, 2003 and 2002, respectively. The overall decrease in sales and marketing expenses of $2.4 million or 17% resulted from managing costs effectively within the group. We have reduced many of the overhead and variable costs within sales and marketing by improving our purchasing process, identifying improved or alternative options, and consciously making strategic spending decisions. Specifically, the decrease resulted from decreased salaries and other employee related costs of approximately $1.3 million due to lower headcount, decreased administrative costs of approximately $0.8 million related to sales and marketing activities, decreased spending for marketing materials and promotional activities of $0.3 million, and decreased use of outside consulting services of $0.1 million, and a decrease of approximately $0.2 million in deferred stock compensation related to sales and marketing personnel, partially offset by increased costs of $0.4 million due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. Sales and marketing employees totaled 55 and 59 as of December 31, 2003 and 2002, respectively. We anticipate that we will continue to invest at or slightly above the current run rate in sales and marketing for the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $6.5 million and $10.4 million for the years ended December 31, 2003 and 2002, respectively. The overall decrease in research, development and engineering expenses of $3.9 million or 38% resulted from the general shift we are making as a company from a research, development, and engineering dominated company to a sales and marketing organization, in addition to a focus on managing discretionary spending appropriately. The shift is evidenced by the decrease of 37 employees within this group. The net decrease in spending was also attributed to cost control measures taken by us during the year, such as restructuring the business, consolidating operations, centralizing certain services, and standardizing products. The decrease resulted from decreased salaries and other employee related costs of $0.8 million, decreased costs related to outside consultants of approximately $3.2 million associated mainly with decreased use of contractors, decreased administrative costs of $0.4 million associated with research, development and engineering activities, and a decrease of approximately $0.2 million of deferred stock compensation charges related to research, development, and engineering personnel, partially offset by $0.7 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 111 and 148 as of December 31, 2003 and 2002, respectively. We anticipate that we will continue to invest at the current run rate in product research, development and engineering for the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $19.9 million and $19.3 million for the years ended December 31, 2003 and 2002, respectively. The overall increase in general and administrative expenses of $0.6 million or 3% was relatively flat from year to year. Specifically, the increase resulted from increased costs of $0.3 million related to administrative costs, which includes depreciation and amortization, and $1.2 million related to increased use of general and administrative personnel to provide services for other groups within the company, partially offset by a decrease of $0.1 million related to salaries and other employee related costs, including travel expenses, decreased spending on consulting and professional fees of $0.6 million., and a decrease of approximately $0.1 million of deferred stock compensation charges related to general and administrative personnel. General and administrative employees totaled 57 and 49 as of December 31, 2003 and 2002, respectively. Expense has been incurred, and will continue to be incurred, with respect to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and the independent auditors to attest to, internal controls. We anticipate that we will continue to invest at or slightly above the current run rate in general and administrative costs for the foreseeable future.

        Stock-based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $1.3 million and $1.8 million was recorded for the years ended December 31, 2003 and 2002, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At December 31, 2003, no stock-based compensation remains deferred.

        Total other income (expense), net.    Other income (expense), net consists primarily of interest received and paid. Other income (expense) was $0.6 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively. The $0.5 million or 45% decrease came as a result of lower average cash balances and interest rates during the majority of fiscal 2003.

        Provision for income taxes.    Due to the Company's domestic losses before the provision for income taxes for the years ended December 31, 2002 and 2001, there has been no provision for federal, foreign, or state taxes. However, for the year ended December 31, 2003, the Company was profitable in some foreign jurisdictions. Therefore, during 2003 we provided for income taxes expected to be paid on our international operations. As of December 31, 2003, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $75.1 million and research and experimentation credits of approximately $2.7 million, which expire through 2023 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sales of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $10.0 million of net operating loss carryforwards are subject to the utilization limitation.

Years Ended December 31, 2002 and 2001

Revenue

        Total revenue was $86.6 million and $14.9 million for the years ended December 31, 2002 and 2001, respectively. The $71.7 million or 482% increase in total revenue resulted from the inclusion of a full year of activity for the acquired personal identification systems business (the LGP acquisition), which increased revenue by $74.3 million. Revenue from international customers was $17.8 million and $2.5 million for 2002 and 2001, respectively. The consortium of central banks accounted for less than 10% and approximately 56% of our total revenue for the years ended December 31, 2002 and 2001, respectively. Revenue from the consortium of central banks is expected to remain lower than historical levels as a percent of total revenue in the future due to the acquisition of LGP.

        Service.    Service revenue was $67.1 million and $13.0 million for the years ended December 31, 2002 and 2001, respectively. The $54.1 million or 415% increase was primarily the result of the inclusion of a full year of activity for the acquired personal identification systems business, which resulted in an increase of $57.2 million in service revenue, partially offset by a decrease in contract-based service revenue of $3.1 million.

        Product and subscription.    Product and subscription revenue was $19.5 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. The $17.6 million or 964% increase was primarily related to a full year of activity for the acquired personal identification systems business and its personal identification systems product sales of $17.1 million.

Cost of Revenue

        Service.    Cost of service revenue was $39.6 million and $7.0 million for the years ended December 31, 2002 and 2001, respectively. The $32.6 million or 465% increase was primarily the result of the inclusion of a full year of activity for the acquired personal identification systems business, partially offset by decreased cost of service related to contract-based services of $1.4 million. Field operations employees totaled 146 and 92 at December 31, 2002 and 2001, respectively. All of the field operations employees at December 31, 2001 were the result of hiring personnel formerly employed by LGP.

        Product and subscription.    Cost of product and subscription revenue was $12.4 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively. The $12.2 million increase was a result of the product sales generated by the inclusion of a full year of activity for the acquired personal identification business.

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

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $10.4 million and $8.0 million for the years ended December 31, 2002 and 2001, respectively. The overall increase in research, development and engineering expenses of $2.4 million or 30% resulted from the inclusion of LGP for a full year. The net increase in spending was mitigated by cost control measures taken by us during the year, such as restructuring the business, consolidating operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. The increase resulted from increased salaries and other employee related costs of $5.6 million, increased costs related to outside consultants of approximately $3.6 million, increased administrative costs of $0.2 million associated with research, development and engineering activities, partially offset by

$6.9 million related to increased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 148 and 123 as of December 31, 2002 and 2001, respectively. Of the total employees in research, development and engineering at December 31, 2001, 58 were the result of hiring personnel formerly employed by LGP.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $19.3 million and $12.6 million for the years ended December 31, 2002 and 2001, respectively. The overall increase in general and administrative expenses of $6.7 million or 53% resulted from the inclusion of LGP for a full year. The net increase in spending was mitigated by cost control measures taken by us during the year, such as restructuring the business, consolidating operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. The increase resulted from increased costs of $3.4 million related to salaries and other employee related costs, including travel expenses and increased administrative costs of $5.1 million, which includes depreciation, amortization, and bad debt expense, partially offset by $1.7 million related to increased use of general and administrative personnel to provide services for other groups within the company and decreased use of outside consultants of $0.1 million. General and administrative employees totaled 49 and 42 as of December 31, 2002 and 2001, respectively. Of the total employees in general and administrative at December 31, 2001, 14 were the result of hiring personnel formerly employed by LGP.

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

        Total other income (expense), net.    Other income (expense), net consists primarily of interest received and paid. Other income, net was $1.0 million and $5.6 million for the years ended December 31, 2002 and 2001, respectively. The $4.5 million or 81% decrease came as a result of lower average cash balances and interest rates during the majority of fiscal 2002.

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

Liquidity and Capital Resources

        As of December 31, 2003, we had cash and cash equivalents, restricted cash, and short-term investments of $78.6 million, representing an increase of $25.4 million from $53.2 million at December 31, 2002. As of December 31, 2003, $2.0 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. These restrictions lapse within one year of the balance sheet date, and therefore are classified as a current asset. Working capital at December 31, 2003 was $89.1 million, compared to working capital of $63.3 million at December 31, 2002. The majority of the increase in cash and working capital relates to the private placement of common stock and warrants that we consummated in August of 2003, in which we raised approximately $23.5 million net of expenses.

        The $27.2 million of cash provided by operations for the year ended December 31, 2003 resulted from net income of $1.5 million which includes non cash items related to depreciation, amortization, and stock-based compensation of $12.4 million, along with a decrease of $13.7 million of restricted cash as the Company renegotiated the terms of its performance bonds during the year, and $1.6 million related to decreased accounts receivable. Cash provided by operations was negatively impacted by a decrease in accounts payable of $1.3 million. The $5.9 million of cash used in operations for the year ended December 31, 2002 was negatively impacted by a net loss of $8.7 million and an increase in restricted cash of $15.7 million. Cash used in operations for the year ended December 31, 2002 was positively impacted by depreciation and amortization of $9.1 million, an increase in accounts payable of $4.6 million, an increase in deferred revenue of $3.2 million, non-cash charges related to stock-based compensation of $1.8 million, and a decrease in inventory of $0.6 million.

        The $37.1 million of cash used in investing activities primarily related to $21.1 million in net purchases of short-term investments, $8.4 million for the purchase of property and equipment, and $7.5 million related to the capitalization of software development costs. We also acquired approximately $1.5 million of fixed assets during 2003 through capital lease arrangements. The $9.4 million of cash provided by investing activities for the year ended December 31, 2002 primarily related to the net sale or maturity of $29.8 million in short-term investments offset by $7.8 million of capitalized software development costs and the addition of $12.3 million of property and equipment additions.

        The $27.9 million of cash provided by financing activities resulted primarily from the sale of common stock. In August 2003 we sold 1,785,996 units, each of which consisted of one share of common stock and a warrant to purchase 0.15 of a share of common stock, to sixteen institutional and accredited investors, in a private placement transaction that resulted in $23.5 million of net proceeds to the company and $4.4 million related to the issuance of common stock through the employee stock option and employee stock purchase plans. The $2.2 million of cash provided by financing activities for the year ended December 31, 2002 primarily related to the issuance of stock for $2.7 million related to the employee stock option and employee stock purchase plans, and offset by $0.5 million of principal payments under capital leases.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.3 million as of December 31, 2003, and are payable in monthly installments through October 2010. Our obligations under non-cancelable capital leases, which totaled $1.7 million as of

December 31, 2003, are payable in monthly installments through 2007. We are contractually obligated to make the following payments as of December 31, 2003:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$1,692	$286	$1,050	$356	$—
Operating leases	6,303	2,209	1,499	1,300	1,295

Total contractual obligations	$7,995	$2,495	$2,549	$1,656	$1,295

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, because of our concern that currently weak economic conditions may continue through 2004, if not longer, we have taken and continue to take steps to limit our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. We recognize that our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependant on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIEs. We do not currently have any variable interests in VIEs, and do not expect the application of FIN 46R to have a material impact on us.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2003, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $72.5 million. The original maturities of our investment portfolio range from 22 to 351 days with an average interest rate of 1.2%. We had capital lease obligations of approximately $1.5 million at December 31, 2003. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and notes thereto of Digimarc Corporation and its subsidiaries as of December 31, 2003 and 2002 and for the three year period ended December 31, 2003 and the independent auditors report thereon are set forth on pages F-1 to F-28 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that there were significant deficiencies in the design and operation of our internal controls that adversely affected our ability to record, process, summarize and report financial data in a timely manner. However, the deficiencies were not considered to be material weaknesses under the standards established by the American Institute of Certified Public Accountants. The deficiencies related to our ability to properly design and test the functionality of certain aspects of a new accounting and material requirements planning ("MRP") system and our ability to complete our year-end financial close process without adjustments proposed by our independent auditor. Affected areas included the calculation of inventory values due to issues surrounding units of measure, standard costs, and reconciliation of physical counts to perpetual records and general ledger balances, as well as the posting of accounts payable transactions to the general ledger and the associated reconciliation process. The deficiencies did not affect our reported financial results.

        Changes in internal control over financial reporting.    As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we have taken corrective action to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately, within the time periods specified in the SEC's rules and forms. Specifically, in order to ensure the functionality of the newly implemented accounting and MRP system is designed and tested properly, we have hired additional finance and accounting personnel with experience in this area. In addition, we have reallocated responsibilities and adjusted our resources to address the issues related to our reconciliation process. We have also established a task force to document failures in the established processes and the actions necessary to correct the identified process failures.

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

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Election of Directors," "Meetings and Committees of the Board of Directors," "Relationships Among Directors or Executive Officers," "Management," "Report of the Nominating Committee of the Board of Directors," "Report of the Corporate Governance Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11:    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Director Compensation," Compensation Committee Interlocks and Insider Participation," and "Executive Compensation."

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

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the caption "Audit Fees and Non-Audit Fees."

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  (1)  Financial Statements

        The following financial statements are set forth on pages F-1 to F-28 attached to the Annual Report on Form 10-K filed with Securities and Exchange Commission on March 15, 2004:

    (i)
    Independent Auditors' Report

    (ii)
    Consolidated Balance Sheets as of December 31, 2003 and 2002

    (iii)
    Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

    (iv)
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

    (v)
    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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
10.3	Registrant's Restated 1999 Stock Incentive Plan, as amended and restated on April 17, 2003
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

10.7
CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 and withdrawn on July 31, 2000)
10.8
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.9
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.10
Registrant's 2000 Non-Officer Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Exhibits to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.11	1999 Non-Employee Director Option Program, Amended and Restated on May 2, 2003
10.12
First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.16 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
10.13
Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.17 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
10.14
Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis (incorporated by reference to Exhibit 10.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003)
10.15	Form of Warrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.16
Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 of Exhibits to Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.17	Separation and Release Agreement, effective as of October 1, 2003, by and between Digimarc ID Systems, LLC and John A. Munday
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see signature page to this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
  (b)
  Reports on Form 8-K

        On October 21, 2003, we furnished to the Securities and Exchange Commission a current report on Form 8-K, dated the same date and including reports under items 7 and 12 thereto, in connection with our announcement of our preliminary financial results for the quarterly period ended September 30, 2003. Such current report on Form 8-K has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
Date: March 15, 2004	/s/ E.K. RANJIT E.K. Ranjit Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bruce Davis (Bruce Davis)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004
/s/ Paul Gifford (Paul Gifford)	President and Chief Operating Officer	March 15, 2004
/s/ E.K. Ranjit (E.K. Ranjit)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ Robert Chamness (Robert Chamness)	Chief Legal Officer and Secretary	March 15, 2004
/s/ Philip Monego, Sr. (Philip Monego, Sr.)	Director	March 15, 2004

/s/ Brian J. Grossi (Brian J. Grossi)	Director	March 15, 2004
/s/ Peter Smith (Peter Smith)	Director	March 15, 2004
/s/ William A. Krepick (William A. Krepick)	Director	March 15, 2004
/s/ Alty van Luijt (Alty van Luijt)	Director	March 15, 2004
/s/ Jim Roth (Jim Roth)	Director	March 15, 2004
/s/ James Richardson (James Richardson)	Director	March 15, 2004

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Digimarc Corporation:

        We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 24, 2004

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$48,426	$30,382
Restricted cash	1,976	15,702
Short-term investments	28,231	7,090
Trade accounts receivable, net	9,195	10,517
Unbilled trade receivables	4,321	4,616
Inventory	5,739	5,091
Other current assets	2,227	3,107

Total current assets	100,115	76,505
Property and equipment, net	37,755	28,237
Intangibles, net	23,581	26,666
Other assets, net	975	1,059

Total assets	$162,426	$132,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,671	$8,008
Accrued payroll and related costs	969	1,387
Deferred revenue	3,160	3,732
Other current liabilities	235	69

Total current liabilities	11,035	13,196
Other long-term liabilities	1,286	7

Total liabilities	12,321	13,203
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized at December 31, 2003 and 2002; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2003 and 2002; issued and outstanding 20,129,846 and 17,640,698 shares at December 31, 2003 and 2002, respectively	20	18
Additional paid-in capital	203,634	176,002
Deferred stock compensation	—	(1,332)
Warrant	881	675
Accumulated other comprehensive income (loss)	96	(43)
Accumulated deficit	(54,526)	(56,056)

Total stockholders' equity	150,105	119,264

Total liabilities and stockholders' equity	$162,426	$132,467

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Service	$71,615	$67,149	$13,048
Product and subscription	14,003	19,468	1,830

Total revenue	85,618	86,617	14,878
Cost of revenue:
Service	38,990	39,596	7,014
Product and subscription	7,293	12,354	183

Total cost of revenue	46,283	51,950	7,197
Gross profit	39,335	34,667	7,681
Operating expenses:
Sales and marketing	11,793	14,235	11,290
Research, development and engineering	6,510	10,391	7,980
General and administrative	19,866	19,277	12,566
Restructuring charges, net	—	493	574

Total operating expenses	38,169	44,396	32,410

Operating income (loss)	1,166	(9,729)	(24,729)
Other income (expense):
Interest income	687	1,035	5,615
Interest expense	(14)	(51)	(20)
Other	(106)	56	(24)

Total other income, net	567	1,040	5,571

Income (loss) before provision for income taxes	1,733	(8,689)	(19,158)
Provision for income taxes	(203)	—	—

Net income (loss)	$1,530	$(8,689)	$(19,158)

Net income (loss) per share—basic	$0.08	$(0.50)	$(1.15)
Net income (loss) per share—diluted	$0.08	$(0.50)	$(1.15)
Weighted average shares outstanding — basic	18,572	17,361	16,704
Weighted average shares outstanding — diluted	19,351	17,361	16,704

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

							Accumulated other comprehensive income (loss)
	Common stock
			Additional paid- in capital	Deferred stock compensation		Accumulated deficit		Total stockholders' equity
	Shares	Amount			Warrant
BALANCE AT DECEMBER 31, 2000	16,295,435	16	172,276	(5,989)	633	(28,209)	—	138,727
Exercise of stock options	660,081	1	969	—	—	—	—	970
Purchase of employee stock purchase plan shares	65,302	—	918	—	—	—	—	918
Options issued to non-employees	—	—	—	—	42	—	—	42
Stock-based compensation expense	—	—	(720)	2,695	—	—	—	1,975
Net loss	—	—	—	—	—	(19,158)	—	(19,158)

BALANCE AT DECEMBER 31, 2001	17,020,818	17	173,443	(3,294)	675	(47,367)	—	123,474
Exercise of stock options	535,526	1	1,796	—	—	—	—	1,797
Purchase of employee stock purchase plan shares	84,354	—	897	—	—	—	—	897
Stock-based compensation expense	—	—	(134)	1,962	—	—	—	1,828
Foreign currency translation gain/(loss)	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	(8,689)	—	(8,689)

BALANCE AT DECEMBER 31, 2002	17,640,698	$18	$176,002	$(1,332)	$675	$(56,056)	$(43)	$119,264
Exercise of stock options	622,108	—	3,567	—	—	—	—	3,567
Purchase of employee stock purchase plan shares	81,044	—	862	—	—	—	—	862
Issuance of common stock and warrants through private placement, net	1,785,996	2	22,569	—	881	—	—	23,452
Expired warrants and options issued to non-employees	—	—	675	—	(675)	—	—	—
Stock-based compensation expense	—	—	(41)	1,332	—	—	—	1,291
Foreign currency translation gain/(loss)	—	—	—	—	—	—	139	139
Net income	—	—	—	—	—	1,530	—	1,530

BALANCE AT DECEMBER 31, 2003	20,129,846	$20	$203,634	$—	$881	$(54,526)	$96	$150,105

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,530	$(8,689)	$(19,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,756	9,058	2,548
Stock-based compensation expense	1,291	1,828	1,975
Other non-cash charges	379	261	42
Changes in operating assets and liabilities:
Restricted cash	13,726	(15,702)	—
Trade and unbilled accounts receivable, net	1,617	367	(370)
Inventory, net	(648)	587	362
Other current assets	880	(827)	(397)
Other assets, net	32	(651)	—
Accounts payable	(1,337)	4,604	1,270
Accrued payroll and related costs	(418)	222	360
Deferred revenue	(572)	3,241	(299)
Other current liabilities	(12)	(221)	121

Net cash provided by (used in) operating activities	27,224	(5,922)	(13,546)
Cash flows from investing activities:
Purchase of property and equipment	(8,367)	(12,277)	(979)
Capitalization of software development costs	(7,546)	(7,792)	—
Long-term investments	—	(300)	(145)
Sale or maturity of short-term investments	41,886	44,855	86,579
Purchase of short-term investments	(63,027)	(15,064)	(60,042)
Payments related to business acquisition	—	—	(61,366)

Net cash provided by (used in) investing activities	(37,054)	9,422	(35,953)
Cash flows from financing activities:
Net proceeds from issuance of common stock	27,881	2,694	1,888
Principal payments under capital lease obligations	(7)	(536)	(119)

Net cash provided by financing activities	27,874	2,158	1,769

Net increase (decrease) in cash and cash equivalents	18,044	5,658	(47,730)
Cash and cash equivalents at beginning of period	30,382	24,724	72,454

Cash and cash equivalents at end of period	$48,426	$30,382	$24,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$51	$14
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$1,464	$—	$29

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1)    Description of Business and Summary of Significant Accounting Policies

Description of Business

        Digimarc Corporation ("Digimarc" or the "Company") is a leading supplier of secure personal identification systems. The Company and its affiliates supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty non-U.S. countries.

        The Company is also a leading provider of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including photographs, movies, music, financial instruments, personal identification documents, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices.

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

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, and reserves for uncollectible accounts receivable. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $44,309 and $24,695 at December 31, 2003 and 2002, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Restricted Cash

        Restricted cash consists of $1,976 and $15,702 at December 31, 2003 and 2002, respectively, in cash that is held as a guarantee for certain performance bond obligations that the Company is obligated to maintain in connection with some of the Company's long-term contracts in the Company's personal identification systems business. These restrictions lapse within one year of the balance sheet date and therefore are classified as a current asset.

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

        A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by the Company.

        Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective-interest method. Dividend and interest income are recognized when earned.

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

Concentrations of Business and Credit Risk

        A significant portion of the Company's business depends on a limited number of large public sector contracts, typically departments of motor vehicles for various states within the United States. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, restricted cash, investments, trade and unbilled accounts receivables. The Company places its cash and cash equivalents with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash and investments is minimal. At December 31, 2003, the Company had no customer which accounted for more than 10% of trade accounts receivable. At December 31, 2002, the Company had one customer which accounted for 15% of trade accounts receivable.

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

	2003	2002	2001
Balance—beginning of period	$224	$878	$—
Provision (recovery)	(96)	(154)	892
Charge offs	(75)	(500)	(14)

Balance—end of period	$53	$224	$878

Inventories

        Inventories consist of the components used to manufacture identification cards, such as inks, laminates, and adhesives. Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

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

        Internal use software development costs are accounted for in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally three to five years.

Intangible Assets

        Intangible assets relate to the value of customer relationships acquired when the Company purchased the assets of LGP and other technology and intellectual property rights. Customer relationships are generally being amortized over an estimated useful life of 12 years and the other technology and intellectual property rights are being amortized over an estimated useful life of five years. The useful life of the individual asset is evaluated and adjusted when warranted by changes in the contractual arrangement or other evidence indicates a change in useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated amortization of intangibles over the next five years is contained in the following table:

	2004	2005	2006	2007	2008
Amortization of intangibles	2,400	2,200	2,200	2,200	2,200

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

Revenue Recognition

        Revenue from the Company's long-term identification and driver's license issuance systems is generated from the production of cards. The Company recognizes revenue on these contracts based on the actual monthly production, if available and in limited situations of estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

        Revenue for sales of consumables and equipment not related to a driver's license production contract is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured.

        Revenue from professional services arrangements is generally determined based on time and material or a cost plus a profit margin measures. Revenue for professional services is recognized as the services are performed. The Company also has limited long-term, fixed price service contracts under which revenue and profit are recognized as work progresses on a method that approximates using an output measure to determine the percent complete. Progress towards completion is measured using costs incurred compared to the budgeted amounts contained in the contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets.

        Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are determinable, and collection is probable. Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription.

        Deferred revenue consists of payments received in advance for professional services and subscriptions for which revenue has not been earned.

        The Company also generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment. Software revenue is recognized in accordance with AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable.

        AICPA SOP No. 98-9 requires that revenue be recognized using the "residual method" in circumstances when vendor specific objective evidence exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

        Revenue recognized under vendor and end-user funding arrangements totaled $0, $0, and $250 for the years ended December 31, 2003, 2002, and 2001, respectively. Direct costs allocated to the arrangement were $0, $0, and $250 for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Total advertising expenses were $40, $20, and $82 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

        At December 31, 2003, the Company has various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB statement No. 123, Accounting for Stock-Based Compensation. FASB statement No. 123 and FASB statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock- based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

        Stock-based compensation expense recorded by the Company in 2003, 2002, and 2001 relates to stock options granted prior to the Company's initial public offering in December 1999 and was recognized over the vesting periods of the related options, usually four years. At December 31, 2003, no stock-based compensation remains deferred as the Company has recognized the entire remaining amount as expense in 2003.

        The following table illustrates the effect on net income (loss) and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$1,530	$(8,689)	$(19,158)
Add: Stock-based compensation expense determined under the intrinsic value method	1,291	1,828	1,975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	14,121	26,142	18,059

Pro forma net loss	$(11,300)	$(33,003)	$(35,242)

Earnings per share:
Basic—as reported	$0.08	$(0.50)	$(1.15)
Diluted—as reported	$0.08	$(0.50)	$(1.15)
Basic—pro forma	$(0.61)	$(1.90)	$(2.11)
Diluted—pro forma	$(0.61)	$(1.90)	$(2.11)

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

Net Income (Loss) Per Share

        Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which provides that basic and diluted net income (loss) per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Twelve Months Ended December 31, 2003
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,530	18,572	$0.08

Effect of Dilutive Securities
Options		778
Warrants		1

Diluted EPS
Income available to common stockholders	$1,530	19,351	$0.08

        Common stock equivalents related to stock options and warrants of 3,942,393, 3,222,929, and 2,284,521 were excluded from diluted net income per share calculations for 2003, 2002, and 2001, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period. Common stock equivalents related to stock options and warrants of 803,007 and 1,283,342 are antidilutive in a net loss year and, therefore, are not included in 2002 and 2001 diluted net loss per share, respectively.

Comprehensive Income (Loss)

        Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income. Comprehensive income (loss) for the years ended December 31 is as follows:

	2003	2002	2001
Net income (loss)	$1,530	$(8,689)	$(19,158)
Foreign currency translation adjustment	139	(43)	—

Comprehensive income (loss)	$1,669	$(8,732)	$(19,158)

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

        The LGP acquisition was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price consisted of $56,500 in cash paid to Polaroid Corporation at the auction, $1,650 provided to Polaroid Corporation for interim business funding, $198 in assumed cure amounts, $581 in assumed capital leases, and $2,437 in professional fees. Cure amounts represent pre-petition claims on LGP by third parties. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

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

Year Ended December 31, 2001
(unaudited)
Revenue	$85,566
Net loss	(15,309)
Net loss per share—basic and diluted	$(0.92)

(3)    Property and Equipment

	December 31,
	2003	2002
Office furniture and equipment	$13,102	$11,309
Production equipment	41,164	26,253
Leasehold improvements	1,406	1,447

	55,672	39,009
Less accumulated depreciation and amortization	(17,917)	(10,772)

	$37,755	$28,237

(4)    Leases

        The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 48 months. The cost of these assets was $2,067 and $910 at December 31, 2003 and 2002, respectively, and accumulated amortization was $616 and $896 at December 31, 2003 and 2002, respectively.

        Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2004	$286	2,209
2005	525	816
2006	525	683
2007	356	635
2008	—	665
Thereafter	—	1,295

Total minimum lease payments	1,692	$6,303

Less amount representing interest	221

	1,471
Less current portion of capital lease	185

	$1,286

        Rent expense on the operating leases for the years ended December 31, 2003, 2002 and 2001 totaled $2,863, $2,875, and $1,169, respectively.

(5)    Defined Contribution Pension Plan

        The Company sponsors an employee savings plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees' hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ending December 31, 2003, 2002 and 2001 the Company made no discretionary matching contributions.

(6)    Stockholders' Equity

Preferred Stock

        In December 1999, all outstanding preferred stock of the Company was converted to common stock upon the closing of the Company's initial public offering. The authorized preferred stock of the Company following its re-incorporation and the initial public offering consists of 5,000,000 shares of undesignated preferred stock.

Common Stock

        In August 2003, the Company completed a private placement of 1,785,996 units, with each unit consisting of one share of common stock and warrants exercisable for 0.15 shares of common stock, resulting in net proceeds of $23,450, after deducting commissions and offering expenses.

Deferred Stock Compensation

        Deferred stock compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the date of grant, and was recognized over the vesting period of the related options, generally four years. Stock-based compensation expense of $1,291, $1,828, and $1,975 was recorded for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, no stock-based compensation remains deferred as the Company has recognized the entire remaining amount as expense in 2003.

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

        In October 1999, the 1999 Stock Incentive Plan, subsequently amended and restated (the "1999 Plan") was approved by the Company's Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company's initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. Since adoption, the Company has reserved an additional 6,271,543 shares of its common stock for issuance under the 1999 Plan bringing the total reserved under the 1999 plan to 7,771,543 shares, and the total reserved under the 1995 Plan and the 1999 Plan combined to 10,571,543 shares. The exercise price and term of options granted under the 1999 Plan are determined by the Company's Board of Directors or by a committee they designate.

        As part of the 1999 Plan, the Company adopted the 1999 Non-Employee Director Option Program (the "Director Plan"). Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company's Board of Directors which vest in three annual increments on the anniversary date of the grant date. Additionally, an annual option grant of 10,000 shares is given to each non-employee director on the date of the Company's annual stockholders' meeting if certain conditions are met. These options vest on the first anniversary of the grant date. The exercise price of the options under the Director Plan is the fair market value on the date of grant. In 2002, the Director Plan was further amended to allow for 20,000 shares to be granted to non-employee directors elected or appointed to the Board of Directors for the first time on or after March 29, 2002. These options vest and become exercisable in 36 equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable three years after the grant date. Upon the date of each annual stockholders meeting, each non-employee director who has been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting will receive an automatic grant of options to acquire 12,000 shares of the Company's common stock at an exercise price per share equal to fair market value of the common stock at the date of grant. These options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock option will be fully exercisable one year after the grant date. The Director Plan was also amended to allow for the grant of options exercisable for 3,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant to each non-employee director who serves as a member of a committee of the Board of Directors immediately following each annual meeting of the Company's stockholders, provided such non-employee director has been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting. These stock options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock option will be fully exercisable one year after the date of grant. The Director Plan was further amended on April 17, 2003 to clarify that committee-related option grants were to be made to non-employee directors serving only on "standing committees" of the Board of Directors. The Director Plan was again amended on May 2, 2003 to eliminate the requirement that a non-employee director must have been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting in order to receive a committee-related option grant.

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

        SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes as shown in Note 1, the value of all options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

	2003	2002	2001
Risk-free interest rate	4.00%	4.00%	5.00%
Expected dividend yield	—	—	—
Expected life (in years)	4	4	4
Expected volatility	50%	100%	100%

        Using the Black-Scholes methodology, the total value of options granted during 2003, 2002, and 2001 was $8,516, $24,279, and $34,496, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2003, 2002, and 2001 was $7.81, $11.57, and $12.37 per share, respectively.

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

        Transactions involving the stock incentive plans are summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding, December 31, 2000	4,797,899	$18.37
Granted	2,789,662	15.13
Exercised	(660,081)	1.47
Canceled	(1,130,406)	32.26

Options outstanding, December 31, 2001	5,797,074	16.02
Granted	2,098,747	14.38
Exercised	(535,526)	3.34
Canceled	(727,406)	18.04

Options outstanding, December 31, 2002	6,632,889	16.31
Granted	1,090,887	15.19
Exercised	(622,108)	5.73
Canceled	(793,130)	17.74

Options outstanding, December 31, 2003	6,308,538	$16.98

	Outstanding			Exercisable
	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.50 - $10.90	648,481	6.71	$5.36	452,793	$3.64
11.05 - 13.68	767,924	8.13	12.42	409,687	12.70
13.83 - 14.02	453,100	7.31	14.02	350,545	14.02
14.11 - 14.13	719,800	6.98	14.12	541,180	14.12
14.18 - 15.18	261,696	8.99	14.73	107,075	14.66
15.19 - 15.24	731,247	8.97	15.24	323,100	15.24
15.25 - 16.05	647,343	9.19	15.67	188,846	15.61
16.09 - 18.16	1,083,897	8.10	17.45	464,269	17.60
18.29 - 31.00	656,000	6.95	23.92	505,777	24.65
35.13 - 53.94	339,050	6.11	52.60	332,365	52.58

$ 0.50 - $53.94	6,308,538	7.80	$16.98	3,675,637	$18.22

        At December 31, 2003, 1,695,734 shares were available for grant.

Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan, subsequently amended and restated (the "Purchase Plan"), the Company has authorized the issuance of 1,306,665 shares of common stock, 1,015,258 of which are available for purchase at December 31, 2003. The Purchase Plan allows eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

        The Company has computed, for pro forma purposes as disclosed in Note 1, the estimated fair value of purchase rights granted under the Purchase Plan on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2003:

	2003	2002	2001
Risk-free interest rate	4.00%	4.00%	6.00%
Expected dividend yield	—	—	—
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Expected volatility	100%	100%	100%

        The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2003, 2002 and 2001 was $6.24, $6.24, and $9.31, respectively.

Warrants

        In October 1999, the Company entered into a two-year agreement with Hearst Communications, Inc. (Hearst) in which the Company and Hearst would jointly promote Internet-enabled advertising. In connection with the Hearst agreement, the Company issued a warrant to purchase 150,000 shares of common stock to Hearst at $20 per share. Of the 150,000 shares, 62,500 vested upon the Company's initial public offering, another 62,500 shares were to vest based on the achievement of certain milestones within the first year of the agreement, and the final 25,000 were to vest upon reaching the one-year anniversary of the commercial availability date for Digimarc MediaBridge. The warrant was exercisable for three years after each vesting date.

        The Company recorded $633 of sales and marketing expense during 1999 that related to the vested portion of the warrant. During 2000 and 2001, the specified milestones for vesting were not met and the agreement with Hearst was terminated prior to the one-year anniversary of the commercial availability date for Digimarc MediaBridge. Therefore, no additional warrant expense was recorded as no additional vesting occurred. As of December 31, 2002, no portion of the warrant had been exercised. As of December 31, 2002, these warrants had expired.

        In 2001, the Company issued 5,000 options to non-employees who provided consulting services and recorded expense related to those options of $42 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends; expected volatility of 100%; risk-free interest rate of 4.40%; and contractual life ranging from 0.5 to 3.0 years.

        In August 2003, the Company issued an aggregate of 267,899 warrants with an exercise price of $14.00 per share as a part of a private placement of 1,785,996 units, with each unit consisting of one share of common stock and warrants exercisable for 0.15 shares of common stock. The warrants are exercisable for 15 days beyond the effective date of the common stock registration for the private placement. The effective date of the common stock registration was December 23, 2003. At December 31, 2003, no warrants had been exercised. In January 2004, 74,506 warrants were exercised.

(7)    Income Taxes

        Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$1,996	$(8,087)	$(19,302)
Foreign	(263)	(602)	144

Total	$1,733	$(8,689)	$(19,158)

        Due to the Company's domestic losses before the provision for income taxes for the years ended December 31, 2002 and 2001, there has been no provision for federal, foreign, or state taxes. However, for the year ended December 31, 2003, the Company was profitable in some foreign jurisdictions. Therefore, a provision for foreign tax of $203 was recorded. No provision was recorded for federal or state taxes. The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	34%	(34)%	(34)%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	3	(6)	(6)
Change in valuation allowance	(7)	45	43
Generated research credits	(35)	(8)	(3)
Foreign rate differential	2	—	—
Meals and entertainment	4	1	1
Provision to return true up	6	—	—
Other	5	2	(1)

Effective tax rate	12%	—%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,658	$25,601
Tax depreciation and amortization	—	403
Research and experimentation credits	2,402	1,786
Accrued expenses and allowances	278	482
Deferred revenue	495	365
Deferred compensation	1,019	1,947
Other	2	2

Total gross deferred tax assets	32,854	30,586
Less valuation allowance	(30,784)	(30,586)

Net Deferred Tax Assets	2,070	—
Deferred tax liabilities:
Tax depreciation and amortization	(2,070)	—

Total deferred tax liabilities	(2,070)	—

Net deferred tax asset (liability)	$—	$—

        The net change in the total valuation allowance for the year ended December 31, 2003, 2002 and 2001 was an increase of $198, $5,621, and $10,656, respectively. Included in the valuation allowance at December 31, 2003 is $10,140 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

        At December 31, 2003, the Company had net operating loss carryforwards of approximately $75,084 to offset against future income for federal and state tax purposes, and research and experimentation credits of $2,747. These carryforwards expire through 2023.

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

        We consider the earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided. In the event the subsidiaries were to remit these earnings to the U.S., we would be subject to U.S. federal and state income taxes. We have been unable to estimate the deferred income tax liability on these unremitted earnings at December 31, 2003 and 2002 because of the uncertainty surrounding the utilization of the associated foreign tax credits that may be available to off-set some or all of the tax.

(8)    Segment Information

Geographic Information

        The Company derives its revenue from a single reporting segment: secure media solutions. Revenue is generated in this segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in non-U.S. countries through its sales personnel and its subsidiaries. The Company's management evaluates resource allocation decisions and the performance of the Company based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis.

        Information regarding geographic areas for the years ended December 31 is as follows:

	Years Ended December 31,
Revenue:
	2003	2002	2001
United States	$71,569	$68,839	$12,406
International	14,049	17,778	2,472

	$85,618	$86,617	$14,878

        Revenue is attributed to countries based on the location of the identifiable customers.

	December 31,
Long-lived tangible assets:
	2003	2002	2001
United States	$37,678	$28,102	$14,534
International	97	135	173

	$37,775	$28,237	$14,707

Major Customers

        Revenue from the Company's major customers was as follows:

	Years Ended December 31,
	2003	2002	2001
Customer A	*	*	8,326
Customer B	*	*	1,877

*
less than 10%

        No customers accounted for more than 10% of trade accounts receivable at December 31, 2003, while one customer accounted for 15% of trade accounts receivable at December 31, 2002.

Operating Segment Information

        The Company has one reporting segment which is made up of two operating segments: Digimarc ID Systems (DIDS) and Digimarc Digital Watermarking (DWM). Information regarding each of the operating segments is as follows:

	Years Ended December 31,
	2003	2002	2001
DIDS
Revenue	$76,313	$75,996	$1,662
Revenue as a percent of total revenue	89%	88%	11%
Gross profit percentage	44%	38%	47%
DWM
Revenue	$9,305	$10,621	$13,216
Revenue as a percent of total revenue	11%	12%	89%
Gross profit percentage	59%	56%	53%
Total Company
Revenue	$85,618	$86,617	$14,878
Revenue as a percent of total revenue	100%	100%	100%
Gross profit percentage	46%	40%	52%

(9)    Commitments and Contingencies

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the Company's initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. In June 2003, a committee of the Company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Digimarc and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. Digimarc would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Digimarc may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by Digimarc's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Digimarc's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the litigation. Due to the inherent uncertainties of litigation and because the settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

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

        Digimarc is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

(10)    Restructuring

        During 2002 the Company recorded restructuring charges that include employee severance costs associated with the June 2002 reduction of 30 personnel and abandoned space. Gross restructuring charges were $575 for the year ended December 31, 2002. Excess leased facility cost related to abandoned space under non-cancelable leases of $120 was included in restructuring charges and payments extend over the next 13 months. As of December 31, 2003, all amounts have been paid related to restructuring charges and no accrual remains on the Company's books from these charges.

        During 2001 the Company recorded restructuring charges that include employee severance costs associated with the October 2001 reduction of 34 personnel and abandoned space. Restructuring charges were $574 for the year ended December 31, 2001. The Company subsequently adjusted its estimate relating to restructuring charges taken in the fourth quarter of 2001. The Company reduced its remaining restructuring accrual by $82 related to a change in estimate for excess leased facility costs resulting in net restructuring charges as of December 31, 2002 of $493. As of December 31, 2003, all amounts have been paid related to restructuring charges and no accrual remains on the Company's books from these charges.

(11)    Related Party Transactions

        In 2000, the Company entered into a royalty arrangement with a holder of common stock. In connection with this arrangement, the Company recognized no revenue in the years ended December 31, 2003 and 2002, and $1,000 in revenue for the year ended December 31, 2001. At December 31, 2003 and 2002, there were no net accounts receivable or deferred revenue related to this customer.

        In 2003, 2002 and 2001, the Company entered into services and licensing arrangements with a holder of common stock. The Company recognized $118, $207, and $1,877 in revenue for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with these arrangements. At December 31, 2003 and 2002, net accounts receivable from this customer was $218 and $5, respectively. At December 31, 2003 and 2002, deferred revenue from this customer was $200 and $100, respectively.

(12)    Quarterly Financial Information—Unaudited

        A summary of quarterly financial information follows:

Quarter ended:	March 31	June 30	September 30	December 31
2003
Total revenue	$21,704	$22,546	$22,300	$19,068
Cost of revenue	11,946	12,293	11,706	10,338
Operating income (loss)	(37)	185	1,189	(171)
Net income (loss)	29	287	1,284	(70)
Net income (loss) per share—basic	0.00	0.02	0.07	(0.00)
Net income (loss) per share—diluted	0.00	0.02	0.07	(0.00)
2002
Total revenue	$18,456	$20,839	$26,514	$20,808
Cost of revenue	10,614	12,099	17,275	11,962
Operating income (loss)	(4,449)	(3,704)	(1,168)	(408)
Net income (loss)	(4,153)	(3,383)	(928)	(225	)(1)
Net income (loss) per share—basic	(0.24)	(0.20)	(0.05)	(0.01)
Net income (loss) per share—diluted	(0.24)	(0.20)	(0.05)	(0.01)

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
10.3	Registrant's Restated 1999 Stock Incentive Plan, as amended and restated on April 17, 2003
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
10.7
CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 of Exhibits to Registrant's Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Commission on March 17, 2000 and withdrawn on July 31, 2000)
10.8
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)

10.9
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on November 14, 2000)
10.10
Registrant's 2000 Non-Officer Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Exhibits to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-42042) which became effective on July 24, 2000)
10.11	1999 Non-Employee Director Option Program, Amended and Restated on May 2, 2003
10.12
First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.16 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
10.13
Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.17 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
10.14
Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis (incorporated by reference to Exhibit 10.1 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003)
10.15	Form of Warrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.16
Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 of Exhibits to Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.17	Separation and Release Agreement, effective as of October 1, 2003, by and between Digimarc ID Systems, LLC and John A. Munday
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Exhibits to Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
23.1	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (see signature page to this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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
  ITEM 9A: CONTROLS AND PROCEDURES
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
DIGIMARC CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except share and per share data)
DIGIMARC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
EXHIBIT INDEX