Form 10-Q
period 2004-03-31
DIGIMARC CORP
filed 2004-05-10
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004
OR
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

        As of April 30, 2004, there were 20,250,462 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2004	December 31, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$51,099	$48,426
Restricted cash	1,980	1,976
Short-term investments	21,055	28,231
Trade accounts receivable, net	13,474	9,195
Unbilled trade receivables	3,120	4,321
Inventory	6,090	5,739
Other current assets	2,571	2,227

Total current assets	99,389	100,115
Property and equipment, net	45,294	37,755
Intangibles, net	23,076	23,713
Other assets, net	828	843

Total assets	$168,587	$162,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,941	$6,671
Accrued payroll and related costs	1,710	969
Deferred revenue	2,754	3,160
Other current liabilities	210	235

Total current liabilities	15,615	11,035
Other long-term liabilities	1,317	1,286

Total liabilities	16,932	12,321
Stockholders' equity:
Common stock	20	20
Additional paid-in capital	205,624	203,634
Accumulated other comprehensive income	12	96
Warrant	—	881
Accumulated deficit	(54,001)	(54,526)

Total stockholders' equity	151,655	150,105

Total liabilities and stockholders' equity	$168,587	$162,426

(1) Derived from the Company's December 31, 2003 audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenue:
Service	$17,195	$17,046
Product and subscription	6,295	4,658

Total revenue	23,490	21,704
Cost of revenue:
Service	9,300	9,430
Product and subscription	4,414	2,516

Total cost of revenue	13,714	11,946
Gross profit	9,776	9,758
Operating expenses:
Sales and marketing	2,547	3,079
Research, development and engineering	1,295	2,162
General and administrative	5,559	4,554

Total operating expenses	9,401	9,795

Operating income (loss)	375	(37)
Other income (expense):
Interest income	219	160
Interest expense	(21)	(2)
Other	2	(42)

Total other income, net	200	116

Income before provision for income taxes	575	79
Provision for income taxes	(50)	(50)

Net income	$525	$29

Net income per share—basic	$0.03	$0.00
Net income per share—diluted	$0.03	$0.00
Weighted average shares outstanding—basic	20,212	17,662
Weighted average shares outstanding—diluted	20,615	18,348

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$525	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,801	2,348
Stock-based compensation expense	—	444
Other non-cash charges	(84)	40
Changes in operating assets and liabilities:
Restricted cash	(4)	(539)
Trade and unbilled accounts receivable, net	(3,078)	(61)
Inventory, net	(351)	(598)
Other current assets	(344)	674
Other assets, net	15	15
Accounts payable	4,270	(2,251)
Accrued payroll and related costs	741	405
Deferred revenue	(406)	(363)
Other current and long-term liabilities	—	(28)

Net cash provided by operating activities	4,085	115
Cash flows from investing activities:
Purchase of property and equipment	(5,723)	(1,871)
Capitalization of software development costs	(3,903)	(1,809)
Sale or maturity of short-term investments	42,821	1,955
Purchase of short-term investments	(35,645)	—

Net cash used in investing activities	(2,450)	(1,725)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,109	113
Principal payments under capital lease obligations	(71)	(2)

Net cash provided by financing activities	1,038	111

Net increase (decrease) in cash and cash equivalents	2,673	(1,499)
Cash and cash equivalents at beginning of period	48,426	30,382

Cash and cash equivalents at end of period	$51,099	$28,883

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$2
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$77	$—

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)
(UNAUDITED)

1. The Company, Basis of Presentation

        Digimarc Corporation ("Digimarc," the "Company," "we," "us," or "our") is one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. The Company supplies the issuance systems for the majority of driver licenses produced in the United States ("U.S.") and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty international programs.

        The Company also is one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices.

        In December, 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC, and certain of that subsidiary's wholly-owned subsidiaries (collectively "DIDS") acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation. The acquisition was accounted for using the purchase method of accounting.

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

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

2. Net Income Per Share Computation

        Net income per share (or earnings per share) is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which provides that basic and diluted net income per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Three Months Ended March 31, 2004
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per-Share Amount
Basic Earnings per Share
Income available to common stockholders	$525	20,212	$0.03

Effect of Dilutive Securities
Common stock equivalents		403

Diluted Earnings per Share
Income available to common stockholders	$525	20,615	$0.03

	Three Months Ended March 31, 2003
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per-Share Amount
Basic Earnings per Share
Income available to common stockholders	$29	17,662	$0.00

Effect of Dilutive Securities
Common stock equivalents		686

Diluted Earnings per Share
Income available to common stockholders	$29	18,348	$0.00

        Common stock equivalents related to stock options and warrants of 5,375 and 5,437 were excluded from diluted net income per share calculations for the three months ended March 31, 2004 and 2003, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be antidilutive.

3. Sale of Common Stock

        On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to the Company. The warrants were issued as a result of the Company's issuance of common stock and warrants to purchase common stock in a private placement transaction completed on August 25, 2003. The transaction involved the sale of 1,785,996 units, each of which consisted of one share of common stock and a warrant to purchase 0.15 of a share of common stock, to sixteen institutional and accredited investors. The purchase price of each unit was $14.00. The exercise price for the warrants was $14.00 per share and the warrants were exercisable for 15 days after the effectiveness of the resale registration statement for the common stock sold in the private placement, which effective date was December 23, 2003. No other warrants issued by the Company as part of the August 2003 private placement transaction were exercised prior to their termination as of 6:30 p.m. New York City time on January 7, 2004.

4. Stock Based Compensation

        The Company has various stock-based compensation plans, including stock incentive plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an

Interpretation of APB Opinion No. 25, as allowed by FASB statement No. 123, Accounting for Stock-Based Compensation. FASB statement No. 123 and FASB statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

        The following table illustrates the effect on net income and net income per share (or earnings per share) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$525	$29
Add: Stock-based compensation expense determined under the intrinsic value method	—	444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	2,771	5,389

Pro forma net loss	$(2,246)	$(4,916)

Earnings per share:
Basic—as reported	$0.03	$0.00
Diluted—as reported	$0.03	$0.00
Basic—pro forma	$(0.11)	$(0.28)
Diluted—pro forma	$(0.11)	$(0.28)

        Stock based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting period of the related options, usually four years. No stock-based compensation expense was recorded for the three months ended March 31, 2004 while $444,000 of stock-based compensation expense was recorded for the three months ended March 31, 2003. Stock-based compensation expense is included in the respective statements of operations expense categories for the employees to which it applies.

5. Segment Information

        The Company derives its revenue from a single reporting segment, secure media solutions. There was one customer in the three months ended March 31, 2004 that accounted for approximately 15% of total revenue, while no single customer accounted for more than 10% of total revenue for the three months ended March 31, 2003.

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

7. Comprehensive Income (Loss)

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income. The following table provides a summary of comprehensive income (loss) for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$525	$29
Foreign currency translation adjustment	(84)	40

Comprehensive income	$441	$69

8. Recent Accounting Pronouncements

        In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46R") , Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIEs. Digimarc does not currently have any variable interests in VIEs, and, as a result, the adoption of FIN 46R has not had an impact on us.

9. Revenue Recognition

        Revenue from the Company's long-term identification and driver's license issuance systems is generated from the production of cards. The Company recognizes revenue on these contracts based on the actual monthly production, if available and in limited situations of estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the condensed consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

        Revenue for sales of consumables and equipment not related to a driver's license production contract is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured.

        Revenue from professional services arrangements is generally determined based on time and material or a cost plus a profit margin measures. Revenue for professional services is recognized as the services are performed. The Company also has limited long-term, fixed price service contracts under which revenue and profit are recognized as work progresses on a method that approximates using an output measure to determine the percent complete. Progress towards completion is measured using costs incurred compared to the budgeted amounts contained in the contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the condensed consolidated balance sheets.

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

        The Company also generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountant ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by AICPA SOP No. 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Related to Our Business" and "Risks Related to Our Market," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q.

Overview

        We believe we are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States ("U.S.") and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty international programs. We estimate that our next-closest competitor with regard to driver license issuance systems held contracts with approximately 15 driver license issuing authorities in the United States as of December 31, 2003. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

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

Critical Accounting Policies and Estimates

        The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

  We recognize revenue on long-term identification and driver license production contracts using a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. The price-per-card is known; therefore, these estimates represent the best available information regarding revenue earned during that specific period. Revisions to our estimates have been less than 0.5% of total revenue in every period reported since the beginning of 2002 (since the acquisition of certain assets and the assumption of certain liabilities from Polaroid Corporation and its affiliates). If our estimates of monthly volumes were too high by 10%, there would be no significant impact on the reported revenue recognized. If the differences are material, we adjust our estimates to actual volumes to reflect the difference, thus leaving little or no estimated volumes reflected in our reported results. The estimated amounts are recorded as unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

  Impairments and estimation of useful lives of long-lived assets: We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10%, there would be no material impact on the reported value of intangible assets on our condensed consolidated balance sheets. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

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

  Reserves for uncollectible accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review our allowance for doubtful accounts monthly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If our estimate of uncollectible accounts were too low by 10%, there would be no material impact on the reported value of accounts receivable on our condensed consolidated balance sheets.

Results of Operations

        During the three months ended March 31, 2004, we delivered on a film based international program that resulted in $3.5 million in revenue. We also invested in capital equipment and software development for two new programs, based in Florida and Mexico, which caused our working capital to decrease for the period. These new programs are expected to begin producing revenue in the second half of the year.

        The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2004	2003
Revenue:
Service	73%	78%
Product and subscription	27%	22%

Total revenue	100%	100%
Cost of revenue:
Service	39%	43%
Product and subscription	19%	12%

Total cost of revenue	58%	55%
Gross profit	42%	45%
Operating expenses:
Sales and marketing	11%	14%
Research, development and engineering	6%	10%
General and administrative	24%	21%

Total operating expenses	41%	45%

Operating income (loss)	1%	0%
Other income (expense):
Interest income	1%	0%
Interest expense	0%	0%
Other	0%	0%

Total other income, net	1%	0%

Income before provision for income taxes	2%	0%
Provision for income taxes	0%	0%

Net income	2%	0%

Revenue

        Total revenue was $23.5 million for the three months ended March 31, 2004 compared to total revenue of $21.7 million for the three months ended March 31, 2003. The changes in total revenue between the comparable three month periods of 2004 and 2003 resulted primarily from a change in our product and subscription revenue for the period. In particular, we experienced a one-time delivery of a large international film-based system to one customer that resulted in approximately $3.5 million of total revenue, or fifteen percent of total revenue, in the three month period for 2004. In addition, we experienced an increase in revenue in our watermarking area from our banknote counterfeit deterrence project.

        Overall trends in revenue are positive. The average price-per-card on which we recognize revenue appears to be moving upward. The upward trend comes as a result of providing additional security features to active programs, which typically result in a higher price-per-card fee charged. A second factor is winning additional business from new and existing customers, as newer identification programs tend to be more technically advanced and tend to include the latest security features, and as a result typically have higher price-per-card fees to meet these requirements. Based on projected driver license production volumes for the periods under contract with our respective driver license issuing authority customers, we anticipate our current contracts as of March 31, 2004 to generate approximately $250 million in revenue during the life of such contracts. Two recent additions to our programs, in Florida and Mexico, are expected to significantly contribute to our revenue growth in the second half of 2004, although a delay in completing the Florida program or lower than anticipated volumes in the Mexican program could have a significant adverse effect on our anticipated revenues for the period.

        In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor and, as a prime contractor, we are responsible for integrating the components of the system to the customer's specifications. In non-U.S. markets, revenue from international customers was $6.0 million and $4.5 million for the three months ended March 31, 2004 and 2003, respectively. International sales during the quarter ended March 31, 2004 represented approximately 26% of our total revenue for the quarter. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, one-time events. Generally, these sales have relatively low margins and may cause noticeable spikes in quarterly revenue trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of the international customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

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

        Service revenue was $17.2 million and $17.0 million for the three months ended March 31, 2004 and 2003, respectively. The $0.2 million or 1% increase for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 was primarily the result of increased revenue from driver license production contracts. This revenue increased primarily due to an increase in the average price-per-card payment from the various driver license issuing authorities. The higher prices continued to come as a result of several factors, including security upgrades for existing programs and new programs starting that are generally higher in price due to the features requested and level of security included.

        Product and subscription.    Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to the ImageBridge product. Product and subscription revenue was $6.3 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively. The $1.6 million or 35% increase for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 was due to the one-time delivery of a large, international film-based system to one customer.

Cost of Revenue

        Service.    Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, and travel costs directly attributable to service and development contracts. Cost of service revenue was $9.3 million and $9.4 million for the three months ended March 31, 2004 and 2003, respectively. The $0.1 million or 1% decrease for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 was primarily the result of relatively stable variable costs associated with service revenue, combined with a focus on continuing to streamline operations and manage spending within the fixed cost structure that supports such revenue. Field operations employees totaled 151 and 142 at March 31, 2004 and 2003, respectively.

        Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $4.4 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively. The $1.9 million or 75% increase for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 was the result of increased material costs in connection with the one-time delivery of the large international film based system to one customer during the three months ended March 31, 2004 noted above. This large delivery had particularly low margins.

Operating Expenses

        Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.5 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The overall decrease generally resulted from managing costs effectively within the group, in particular by lowering headcount and tightening controls on spending. The $0.6 million or 17% decrease for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 resulted primarily from decreased salaries and other employee related costs of approximately $0.2 million and approximately $0.3 million in increased use of sales and marketing personnel to provide services for our revenue generating contracts. Sales and marketing employees totaled 54 and 61 as of March 31, 2004 and 2003, respectively. Although overall sales and marketing expenses have decreased, we have recently added resources to the marketing area of our watermarking business and have added experienced sales resources to help expand opportunities in identified markets in our DIDS business. We also anticipate that we will continue to invest at or slightly above the current run rate in sales and marketing for the foreseeable future.

        Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.3 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. The overall decrease generally came from lower headcount and tighter controls on spending. The $0.9 million or 40% decrease for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 resulted primarily from approximately $1.2 million in increased use of research, development, and engineering personnel to provide services for our revenue generating contracts, decreased salaries and other employee related costs of approximately $0.5 million as a result of lower headcount, and decreased administrative costs related to research, development, and engineering activities of $0.2 million, partially offset by the increased consulting expenses of $1.0 million. Research, development and engineering personnel totaled 118 and 124 as of March 31, 2004 and 2003, respectively. Although overall research, development and engineering expenses have decreased, the number of research, development and engineering personnel has increased from 111 to 118 during the three months ended March 31, 2004 as a result of increased engineering needs as a result of new program installations. We anticipate that we will continue to invest at the current run rate in product research, development and engineering for the foreseeable future.

        General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense. General and administrative expenses were $5.6 million and $4.6 million for the three months ended March 31, 2004 and 2003, respectively. The $1.0 million or 22% increase for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 resulted from increased salaries and other employee related costs of $0.5 million, increased consulting and professional fees of $0.7 million, and increased administrative costs of $0.4 million, which includes amortization and depreciation, partially offset by $0.6 million in increased use of general and administrative employees to provide direct services for our revenue generating contracts and to other functional groups within the company. General and administrative employees totaled 59 and 50 as of March 31, 2004 and 2003, respectively. We have accelerated investments to strengthen our finance and information technologies organizations. We have also incurred, and will continue to incur, expenditures with respect to the continued implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and the independent auditors to attest to, internal controls. We anticipate that we will continue to invest at or slightly above the current run rate in general and administrative costs for the foreseeable future.

        Stock based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $0.4 million was recorded for the three months ended March 31, 2003, with no expense recorded during the comparable period in 2004. Stock-based compensation is included in the respective statements of operations expense categories for the employees to which it applies.

        Total other income, net.    Total other income, net consists primarily of interest received and paid. Total other income, net was $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. The $0.1 million or 72% increase for the three months ended March 31, 2004 as compared to the corresponding three month period of 2003 resulted primarily from higher average cash balances and interest rates during 2004.

        Provision for Income Taxes.    We provided less than $0.1 million for income taxes for the three months ended March 31, 2004 and 2003, respectively. We have available net operating loss carryforwards and, as such, have included no provision for U.S. federal and state income tax reporting purposes. The provision for income taxes relates to taxes we believe we will pay in non-U.S. countries due to our profitable foreign operations.

Liquidity and Capital Resources

        As of March 31, 2004, we had cash and cash equivalents, restricted cash, and short-term investments of $74.1 million, representing a decrease of approximately $4.5 million from $78.6 million at December 31, 2003. The decrease primarily resulted from investments in significant new program implementations, in particular in Florida and Mexico. As of March 31, 2004, $2.0 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at March 31, 2004 was $83.8 million, compared to working capital of $89.1 million at December 31, 2003. The decrease in working capital resulted primarily from investments made in the new Florida and Mexico programs that will begin to produce revenue in the second half of the year.

        The $4.1 million of cash provided by operations for the three months ended March 31, 2004 resulted from net income of $0.5 million, which includes non cash items related to depreciation and amortization of $2.8 million, along with an increase in accounts payable of $4.3 million and an increase in accrued payroll and related costs of $0.7 million. Cash provided by operations was negatively impacted by an increase in trade and unbilled accounts receivable, net of $3.1 million. The $0.1 million of cash provided by operations for the three months ended March 31, 2003 resulted from $29,000 of net income for the quarter, which included non cash items related to depreciation and amortization of $2.3 million, and a decrease in other current assets of $0.7 million. Cash provided by operations for the three months ended March 31, 2003 was negatively impacted by a decrease in accounts payable of $2.3 million.

        The $2.5 million of cash used in investing activities primarily related to $5.7 million for the purchase of property and equipment, and $3.9 million related to the capitalization of software development costs, partially offset by $7.2 million in net sale or maturity of short-term investments. We also acquired approximately $0.1 million of fixed assets during 2004 through capital lease arrangements. The $1.7 million of cash used in investing activities for the three months ended March 31, 2003 was primarily related to the purchase of property and equipment of $1.9 million and $1.8 million of capitalized software development costs, partially offset by the sale or maturity of $2.0 million in short-term investments.

        The $1.0 million of cash provided by financing activities resulted primarily from the sale of common stock. On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to us. The $0.1 million of cash provided by financing activities for the three months ended March 31, 2003 was primarily the result of the issuance of stock for $0.1 million related to our stock incentive plans.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $10.9 million as of March 31, 2004, and are payable in monthly installments through

August 2011. Our obligations under non-cancelable capital leases, which totaled $1.7 million as of March 31, 2004, are payable in monthly installments through 2007.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months, although we expect that investments in new programs during the fiscal year ending December 31, 2004 will exceed cash from operations for the next several quarters. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements.

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

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIEs. We do not currently have any variable interests in VIEs, and, as a result, the adoption of FIN 46R has not had an impact on us.

Risks Related to Our Business

The market for digital watermark applications is new and developing, resulting in less predictable and fluctuating revenue from quarter to quarter

        Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The market for products and services using digital watermarks is evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. We are actively working, independently and with others, to expand the market for using digital watermarking technology, such as in the monitoring and tracking of usage of programming content broadcast by television networks and stations and in the security features of driver licenses. While we believe a trend may have begun in the use of digital watermarking security features and adoption by approximately 20% of the U.S. states indicates alignment with customer needs, we have yet to garner broad adoption of reader applications, and while we believe that adoption could increase our revenue, it is difficult to predict the future growth rate, if any, and ultimate size of this market opportunity or other new application opportunities. We cannot assure you that new applications and customers for our technologies, products and services will develop or that our existing market will grow.

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

We have a history of losses, and we cannot assure you that we will maintain profitability, particularly if we were to lose large contracts

        We incurred significant net losses from inception through the fiscal year ended December 31, 2002. Our accumulated deficit as of March 31, 2004 was $54.0 million. In order to maintain profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to the higher revenue. Even though we achieved profitability during 2003 and in the first quarter of 2004, we may not be able to sustain or increase our profitability. In particular, if we lose large contracts, our revenue would grow more slowly than we anticipate, and if our operating expenses at the same time exceed our expectations, we may not be able to sustain profitability.

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

        We face risks associated with our patent position, including the potential and sometimes actual need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price.

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

If our new operating structure is not effective, or if we are required to restructure our business to address new growth rates, we may encounter higher expenses and reduced margins

        As of March 31, 2004, we had 382 employees and 123 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Watermarking Solutions and the second of which is ID Systems, both of which are overseen by a small corporate staff. While our management anticipates that this operating structure will facilitate effective management of the continuing growth and expansion of our business, we cannot assure you that the operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

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

If we are not able to retain, hire or integrate qualified personnel, we may not be able to deliver the products and services that our customers require

        Our ability to successfully develop, market, sell and license our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will also depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. Our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered.

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

As international customers have accounted for approximately 26% of our total revenue during the quarter ended March 31, 2004, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth

        We expect revenue from sales of products and services to governments and other customers outside the United States to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks, including the following:

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

        We generally invoice our foreign sales in U.S. dollars, and, consequently, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products and services to those foreign customers could result in decreased sales. We may elect in the future to take payment for foreign sales in foreign currencies and, if we do, we may be exposed to losses as a result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. For the quarter ended March 31, 2004, international customers accounted for approximately 26% of our total revenue and international customers are expected to be a material driver of our growth. However, if any of the risks described above occur, our future revenue growth and profitability could be limited.

Risks Related to Our Market

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our digital watermarking products and services could be delayed

        Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and statutory standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of our digital watermarking products and services could be delayed. For example, we have participated in an initiative known as the "VWM group" for several years that has proposed a solution to help motion picture studios to protect their copyrights and enable new business models. The proposed copy prevention and play control solution would protect video programming on videocassettes, DVDs, or cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. The VWM group proposal to the DVD Copy Control Association, or DVDCCA, which considered the proposal as a multi-industry technical standard, could not reach the necessary consensus for adoption. Although the DVDCCA has not discontinued its study, it does not currently have a clear process to select a standard because the relevant decision-makers (including representatives of the motion picture, information technology, and consumer electronic industries) have been unable to reach consensus. Given that the process is stalled, the VWM group or the DVDCCA could change or discontinue, thus frustrating our ability to market and license the proposed solution through this means.

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

Securities Safe Harbor Under the Private Securities Litigation Reform Act of 1995

        Because this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this quarterly report on Form 10-Q could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida and Mexico, statements regarding anticipated expenses, costs and investment activities in the foreseeable future, statements regarding our expected short-term and long-term liquidity positions, and other statements containing words such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases, which are intended to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2003 have not changed materially.

Item 4. Controls and Procedures.

        Evaluation of disclosure controls and procedures.    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

        Changes in internal control over financial reporting.    During our most recent fiscal quarter ended March 31, 2004, we took corrective action, under the direction of our audit committee and our board of directors, to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Specifically, in order to ensure that the functionality of our newly implemented accounting and material requirements planning system is designed and tested properly, we hired additional finance and accounting personnel with experience in this area. In addition, we reallocated responsibilities and adjusted our resources to address the issues related to our reconciliation process. We also established a task force to document failures in the established processes and the actions necessary to correct the identified process failures, which we then carried out. As a result of these and other actions, we believe that we have reliable systems in place that will support timely and accurate reporting. Other than as described above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2. Changes in Securities and Use of Proceeds.

        On January 7, 2004, five holders of warrants to purchase shares of common stock, par value $0.001 per share, of the Company exercised their warrants for an aggregate of 74,506 shares of common stock. The five exercising holders were Crestview Capital Fund II, L.P., Portside Growth and Opportunity Fund, BayStar Capital II, L.P., UBS O'Connor LLC f/b/o O'Connor Global Convertible Arbitrage Master Limited and UBS O'Connor LLC f/b/o Pipes Corporate Strategies Ltd. Each holder exercised its warrant for the maximum amount of whole shares issuable pursuant to such warrant. The exercise price for the warrants was $14.00 per share. The aggregate offering price of the shares of common stock issued pursuant to such warrants was approximately $1.0 million and net proceeds to the Company were approximately $988,000. The warrants had been issued to the five holders as part of the Company's private placement transaction completed on August 25, 2003. As each of the exercising warrant holders was an accredited investor, the warrant exercises were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D thereunder. SG Cowen Securities Corporation acted as the placement agent for the transaction and the warrant exercises. No other warrants issued by the Company as part of the August 2003 private placement transaction were exercised prior to their termination as of 6:30 p.m. New York City time on January 7, 2004.

Item 5. Other Information.

        In February 2004, the board of directors of the Company amended and restated the Company's 2000 Non-Officer Employee Stock Incentive Plan and its 1999 Employee Stock Purchase Plan to revise the definition of fair market value in each plan such that the fair market value of a share of the Company's common stock shall be determined based on the closing price for a share of common stock on the date of determination. In addition, in March 2004, the board of directors of the Company amended and restated the Company's 1999 Non-Employee Director Option Program to provide that the board of directors may waive the issuance of option grants under the program, in whole or in part, for any particular year. None of the above amendments and restatements required stockholder approval.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

    See attached exhibit index.

  (b)
  Reports on Form 8-K.

    On January 12, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated January 7, 2004 and including a report under item 5 thereto, regarding the exercise of certain warrants to purchase shares of common stock of the Company.

    On January 21, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated January 20, 2004 and including reports under items 5, 7, and 12 thereto, in connection with its announcement of its preliminary financial results for the fourth quarter and year ended December 31, 2003 and preliminary guidance for its first quarter and full year 2004. Additionally, the Company issued press releases in connection with contracts between the Company or one of its subsidiaries and the following: The Instituto Federal Electoral of Mexico; The Alabama Department of Public Safety; The Massachusetts Registry of Motor Vehicles; AudioAudit; and The Lesotho Department of Traffic and Transport.

    On February 10, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated February 10, 2004 and including reports under items 5 and 7 thereto, in connection with the announcement of the anticipated retirement of the Company's Chief Financial Officer.

    On February 17, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated February 13, 2004 and including reports under items 5 and 7 thereto, in connection with a driver license contract awarded to it by the Road Traffic Safety Directorate of Latvia.

    On February 24, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated February 24, 2004 and including reports under items 5, 7, and 12 thereto, in connection with its announcement of financial results for the fourth quarter and year ended December 31, 2003 and updated guidance for its first quarter and full year 2004.

    On March 9, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated March 5, 2004 and including reports under items 7 and 12 thereto, in connection with additional financial information and guidance for the full year 2004. Such current report on Form 8-K has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: May 10, 2004	By:	/S/ E.K. RANJIT E.K. RANJIT Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)
3.2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)
3.3
Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of Exhibits to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)
10.1
Registrant's 1999 Employee Stock Purchase Plan, as amended and restated on February 19, 2004, including forms of agreements thereunder (incorporated by reference to Exhibit 99.1 of Exhibits to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-115074) which became effective on April 30, 2004)
10.2	Registrant's 2000 Non-Officer Employee Stock Incentive Plan, as amended and restated on February 19, 2004
10.3	Registrant's 1999 Non-Employee Director Option Program, as amended and restated on March 10, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES