Form 10-Q
period 2004-06-30
DIGIMARC CORP
filed 2004-08-09
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

                           ☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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
(503) 885-9699
(Registrant’s telephone number, including area code)

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

As of July 31, 2004, there were 20,354,367 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	December 31,
	2004	2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$41,624	$48,426
Restricted cash	1,980	1,976
Short-term investments	20,926	28,231
Trade accounts receivable, net	12,717	9,195
Unbilled trade receivables	3,318	4,321
Inventory, net	5,184	5,739
Other current assets	2,127	2,227
Total current assets	87,876	100,115
Property and equipment, net	57,733	37,755
Intangibles, net	22,524	23,713
Other assets, net	810	843
Total assets	$168,943	$162,426
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,169	$6,671
Accrued payroll and related costs	1,567	969
Deferred revenue	4,211	3,160
Other current liabilities	412	235
Total current liabilities	17,359	11,035
Other long-term liabilities	1,113	1,286
Total liabilities	18,472	12,321
Stockholders' equity:
Common stock	21	20
Additional paid-in capital	206,364	203,634
Accumulated other comprehensive income	31	96
Warrant	—	881
Accumulated deficit	(55,945)	(54,526)
Total stockholders' equity	150,471	150,105
Total liabilities and stockholders' equity	$168,943	$162,426

(1)   Derived from the Company's December 31, 2003 audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Service	$18,562	$18,834	$35,757	$35,880
Product and subscription	5,111	3,712	11,406	8,370
Total revenue	23,673	22,546	47,163	44,250
Cost of revenue:
Service	12,366	9,888	21,666	19,318
Product and subscription	3,460	2,405	7,874	4,921
Total cost of revenue	15,826	12,293	29,540	24,239
Gross profit	7,847	10,253	17,623	20,011
Operating expenses:
Sales and marketing	2,771	3,268	5,318	6,347
Research, development and engineering	1,243	2,109	2,538	4,571
General and administrative	5,727	4,691	11,286	8,945
Total operating expenses	9,741	10,068	19,142	19,863
Operating income (loss)	(1,894)	185	(1,519)	148
Other income (expense):
Interest income	208	148	427	308
Interest expense	(30)	(2)	(51)	(4)
Other	(6)	8	(4)	(34)
Total other income, net	172	154	372	270
Income (loss) before provision for income taxes	(1,722)	339	(1,147)	418
Provision for income taxes	(222)	(52)	(272)	(102)
Net income (loss)	$(1,944)	$287	$(1,419)	$316
Net income (loss) per share—basic	$(0.10)	$0.02	$(0.07)	$0.02
Net income (loss) per share—diluted	$(0.10)	$0.02	$(0.07)	$0.02
Weighted average shares outstanding—basic	20,276	17,790	20,244	17,726
Weighted average shares outstanding—diluted	20,276	18,540	20,244	18,426

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,419)	$316
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,793	4,993
Stock-based compensation expense	—	862
Other non-cash charges	(52)	107
Changes in operating assets and liabilities:
Restricted cash	(4)	(579)
Trade and unbilled accounts receivable, net	(2,519)	(289)
Inventory, net	555	(740)
Other current assets	100	952
Other assets, net	33	20
Accounts payable	4,498	(3,043)
Accrued payroll and related costs	598	694
Deferred revenue	1,051	767
Other liabilities	17	(52)
Net cash provided by operating activities	8,651	4,008
Cash flows from investing activities:
Purchase of property and equipment	(17,398)	(4,228)
Capitalization of software development costs	(7,120)	(3,579)
Sale or maturity of short-term investments	84,006	6,057
Purchase of short-term investments	(76,701)	(9,322)
Net cash used in investing activities	(17,213)	(11,072)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,850	1,700
Principal payments under capital lease obligations	(90)	(5)
Net cash provided by financing activities	1,760	1,695
Net decrease in cash and cash equivalents	(6,802)	(5,369)
Cash and cash equivalents at beginning of period	48,426	30,382
Cash and cash equivalents at end of period	$41,624	$25,013
Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$4
Cash paid for income taxes	$160	$82
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$77	$—

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   The Company, Basis of Presentation

Description of Business

Digimarc Corporation (“Digimarc,” the “Company,” “we,” “us,” or “our”) is one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. The Company supplies the issuance systems for the majority of driver licenses produced in the United States (“U.S.”) and provides all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty international programs.

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

In December, 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC, and certain of that subsidiary's wholly-owned subsidiaries (collectively “DIDS”) acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation. The acquisition was accounted for using the purchase method of accounting.

Interim Financial Statements

The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Security and Exchange Commission's rules and regulations.

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

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

2.   Net Income (Loss) Per Share Computation

Net income (loss) per share (or earnings per share (“EPS”)) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which provides that basic and diluted net income per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive common shares.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Loss	Shares	Per	Income	Shares	Per
	(000's)	(000's)	Share	(000's)	(000's)	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common stockholders	$(1,944)	20,276	$(0.10)	$287	17,790	$0.02
Effect of Dilutive Securities
Common stock equivalents		—			750
Diluted EPS
Income (loss) available to common stockholders	$(1,944)	20,276	$(0.10)	$287	18,540	$0.02

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Loss	Shares	Per	Income	Shares	Per
	(000's)	(000's)	Share	(000's)	(000's)	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common stockholders	$(1,419)	20,244	$(0.07)	$316	17,726	$0.02
Effect of Dilutive Securities
Common stock equivalents		—			700
Diluted EPS
Income (loss) available to common stockholders	$(1,419)	20,244	$(0.07)	$316	18,426	$0.02

Common stock equivalents related to stock options and warrants of 5,819,000 and 5,695,000 were excluded from diluted net loss per share calculations for the three and six month periods ended June 30, 2004, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be antidilutive.  In addition, common stock equivalents related to stock options of 317,000 and 361,000 for the three and six month periods ended June 30, 2004, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be antidilutive.  The effect of 4,471,000 and 4,591,000 outstanding stock options for the three and six months ended June 30, 2003, respectively, are excluded from the calculation of diluted net income per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be antidilutive.

3.   Stock Based Compensation

The Company has various stock-based compensation plans, including stock incentive plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to

Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB statement No. 123, Accounting for Stock-Based Compensation. FASB statement No. 123 and FASB statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share (or earnings per share) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2004 and 2003, respectively (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,944)	$287	$(1,419)	$316
Add: Stock-based compensation expense determined under the intrinsic value method	—	418	—	862
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	3,187	4,859	5,959	10,261
Pro forma net loss	$(5,131)	$(4,154)	$(7,378)	$(9,083)
Earnings per share:
Basic—as reported	$(0.10)	$0.02	$(0.07)	$0.02
Diluted—as reported	$(0.10)	$0.02	$(0.07)	$0.02
Basic—pro forma	$(0.25)	$(0.23)	$(0.36)	$(0.51)
Diluted—pro forma	$(0.25)	$(0.23)	$(0.36)	$(0.51)

Stock based compensation expense is based on the difference between the fair market value of the Company's common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting period of the related options, usually four years. No stock-based compensation expense was recorded for the three and six month periods ended June 30, 2004, while $418,000 and $862,000 of stock-based compensation expense was recorded for the three and six month periods ended June 30, 2003. Stock-based compensation expense is included in the respective statements of operations expense categories for the employees to which it applies.

4.   Segment Information

The Company derives its revenue from a single reporting segment, secure media solutions. There was no single customer in the three or six month periods ended June 30, 2004 or 2003 that accounted for more than 10% of total revenue.

5.   Commitments and Contingencies

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of Digimarc’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the Company's initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. In June 2003, a committee of the Company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval, but Digimarc is unable to determine whether or when the settlement will be approved or be finalized.The settlement would provide, among other things, a release of Digimarc and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. Digimarc would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Digimarc may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by Digimarc's insurers. Due to the inherent uncertainties of litigation and because the settlement process is still at an early stage, the ultimate outcome of the matter cannot be predicted.

In October 2003, Hugh Mackworth, the former President and Chief Executive Officer of the Company and a former member of the Company’s board of directors, filed a complaint against the Company and its subsidiaries in the Circuit Court of the State of Oregon for the County of Washington asserting, among other things, the right to 56,000 shares of the Company’s common stock, or the value thereof, based on a claim that the Company failed to timely exercise its right of repurchase with regard to such shares following the Company’s termination of Mr. Mackworth in 1997.  Mr. Mackworth also seeks attorneys’ fees and costs in connection with his lawsuit.  To date, the Company has contested, and intends to continue to contest, the claims included in Mr. Mackworth’s complaint.  The matter is scheduled to go to trial in September 2004.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter cannot be predicted.

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

6.   Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Comprehensive income (loss) is defined as changes in stockholders' equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). The following table provides a summary of comprehensive income (loss) for the three and six month periods ended June 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,944)	$287	$(1,419)	$316
Foreign currency translation adjustment	19	67	(65)	107
Comprehensive income (loss)	$(1,925)	$354	$(1,484)	$423

7.   Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIEs. Digimarc does not currently have any variable interests in VIEs, and, as a result, the adoption of FIN 46R has not had an impact on us.

8.   Revenue Recognition

Revenue from the Company's long-term identification and driver license issuance systems is generated from the production of cards. The Company recognizes revenue on these contracts based on the actual monthly production of cards, if available, or in limited situations on the estimated production of cards. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the condensed consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

Revenue for sales of consumables and equipment not related to a long-term identification or driver license production contract is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured.

Revenue from professional services arrangements is generally determined based on time and material or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. The Company also has limited long-term, fixed price service contracts under which revenue and profit are recognized as work progresses on a method that approximates using an output measure to determine the percent complete. Progress towards completion is measured using costs incurred compared to the budgeted amounts contained in the contract. Our estimates of revenue and costs on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements or cost overruns. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the condensed consolidated balance sheets.

Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are determinable, and collection is probable. Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription.

Deferred revenue consists of payments received in advance for professional services and subscriptions for which revenue has not been earned.

The Company also generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountant (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by AICPA SOP No. 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable.

AICPA SOP No. 98-9 requires that revenue be recognized using the “residual method” in circumstances when vendor specific objective evidence exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

9.   Inventories

Inventories consist of the components used to manufacture identification cards, such as inks, laminates, and adhesives.  Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

The reserve for slow moving and obsolete items was $861,000 and $70,000 at June 30, 2004 and December 31, 2003, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory. It is not possible currently to predict if or when this will happen, or how much we may sell. We do not expect that if such sales occur, they will have a material impact on gross profit margin.

10.   Software Development Costs

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

11.   Related Party Transactions

During the second quarter of 2004, the Company entered into a licensing arrangement with a holder of common stock. In connection with this arrangement, the Company recognized revenue of $300,000 in the three month period ended June 30, 2004.  In connection with all arrangements with this holder of common stock, the Company recognized revenue of $363,000 during the second quarter of 2004 and $25,000 during the second quarter of 2003.  At June 30, 2004, net accounts receivable from this customer was $750,000, which has subsequently been collected.  At June 30, 2003, no receivables were outstanding from this customer.  The Company believes these transactions are arm’s length transactions and reflect the market value of such arrangements.

12.   Provision for Income Taxes

The Company provided $222,000 for income tax expense during the second quarter of 2004.  The provision relates to income taxes the Company expects to pay in foreign countries related to our profitable international operations.  No provision has been made for U.S. taxes due to offsetting loss carry-forwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Related to Our Business” and “Risks Related to Our Market,” and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q.

Overview

We believe we are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States (“U.S.”) and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than twenty international programs. We estimate that our next-closest competitor with regard to driver license issuance systems held contracts with approximately 15 driver license issuing authorities in the United States as of December 31, 2003. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

We also believe we are one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. We provide solutions based on this technology directly and through our licensees. We believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware.

The majority of our revenue comes from multi-year contracts with government agencies, including U.S. state departments of motor vehicles and central banks. We intend to increase our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, marketing our products in new secure identification markets and components and subsystems markets, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their printed media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their printed materials to provide a link to relevant network services. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of revenue and royalties for these new applications will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology, as well as the nature of the use, and amount of licensed content carrying our digital watermarks.

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

Revenue recognition on long-term service contracts:    We recognize revenue and profit as work progresses on long-term, fixed price service contracts (other than our long-term identification and driver license production contracts) using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow the percentage-of-completion method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revenue is recognized based on the percentage of completion of the contract using budgeted amounts established with the customer at the inception of the contract. Progress towards completion is measured using allowable costs incurred as compared to the budgeted amounts contained in the contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through our contract approval and budget monitoring processes. Our estimates of revenue and costs on customer contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements or cost overruns.

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

Impairments and estimation of useful lives of long-lived assets:    We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10%, there would be no material impact on the reported value of long-lived assets on our condensed consolidated balance sheets. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization on a go forward basis based on the circumstances identified.

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

Results of Operations

During the three and six month periods ended June 30, 2004, we invested in capital equipment and software development for several new programs, including programs based in Florida, Mexico, and Alabama which caused our working capital to decrease for the periods. These new programs are expected to contribute to revenue growth in the second half of the year and in early 2005. We also experienced unusually low gross profits when compared to historical performance as a result of increased inventory reserves, unexpectedly high yield losses on start up production of a new product, and higher than anticipated costs associated with servicing existing contracts.

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Service	78%	84%	76%	81%
Product and subscription	22	16	24	19
Total revenue	100	100	100	100
Cost of revenue:
Service	52	44	46	44
Product and subscription	15	11	17	11
Total cost of revenue	67	55	63	55
Gross profit	33	45	37	45
Operating expenses:
Sales and marketing	12	15	11	14
Research, development and engineering	5	9	5	10
General and administrative	24	21	24	21
Total operating expenses	41	45	40	45
Operating income (loss)	(8)	0	(3)	0
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	0	0	0	0
Total other income, net	1	1	1	1
Income (loss) before provision for income taxes	(7)	1	(2)	1
Provision for income taxes	(1)	0	(1)	0
Net income (loss)	(8)%	1%	(3)%	1%

Revenue

Total revenue was $23.7 million and $47.2 million for the three and six month periods ended June 30, 2004, respectively, compared to total revenue of $22.5 million and $44.3 million for the three and six month periods ended June 30, 2003, respectively. The changes in total revenue between the comparable three and six month periods of 2004 and 2003 resulted primarily from a change in our product and subscription revenue for the period. In particular, we delivered a large international film-based system to one customer that resulted in approximately $942,000 and $4.4 million of revenue for the three and six month periods ended June 30, 2004, respectively.

Based on projected driver license production volumes for the periods under contract with our respective customers, including driver license issuing authority customers, we anticipate our current contracts as of June 30, 2004 to generate more than $260 million in revenue during the life of such contracts, currently expected to be up to eight years. This backlog amount has increased since June 30, 2004 due to the award of additional contracts. We consider as backlog production volumes reasonably expected to be achieved under currently existing contractual terms, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. Revenue from international customers was $5.1 million and $11.1 million for the three and six month periods ended June 30, 2004, respectively, compared to $3.8 million and $8.3 million for the three and six month periods ended June 30, 2003, respectively. International sales during the six month period ended June 30, 2004 represented approximately 23% of our total revenue. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause noticeable spikes in quarterly revenue and gross profit trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of the international customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

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

Service revenue was $18.6 million and $35.8 million for the three and six month periods ended June 30, 2004, respectively, compared to $18.8 million and $35.9 million for the three and six month periods ended June 30, 2003, respectively. The $272,000 or 1% decrease for the three month period and $123,000 decrease or 0% change in revenue for the six month period ended June 30, 2004, respectively, as compared to the corresponding three and six month periods of 2003 were primarily the result of decreased revenue from services work done for customers based in the U.S. during 2003, partially offset by increased issuance revenue from program transitions (the addition of programs based in Mexico and Latvia offset by the loss of programs based in Oklahoma and Maryland). Issuance revenue increased due to both an increase in overall production volumes and an increase in the average price-per-card payment from the various driver license issuing authorities. The higher price-per-card payments come as a result of several factors, including security upgrades for existing programs and new programs starting that are generally higher in price due to the features requested and level of security included.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to various software products.

Product and subscription revenue was $5.1 million and $11.4 million for the three and six month periods ended June 30, 2004, respectively, compared to $3.7 million and $8.4 million for the three and six month periods ended June 30, 2003, respectively. The $1.4 million or 38% increase for the three month period and $3.0 million or 36% increase for the six month period ended June 30, 2004, respectively, as compared to the corresponding three and six month periods of 2003 were primarily related to the delivery of a large, international film-based system to a customer, the sale of equipment to a domestic customer, and the license of intellectual property rights to an international customer.

Cost of Revenue

Service.   Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery, equipment, capitalized software, and deployment costs used specifically for service delivery, and travel costs directly attributable to service and development contracts.

Cost of service revenue was $12.4 million and $21.7 million for the three and six month periods ended June 30, 2004, respectively, compared to and $9.9 million and $19.3 million for the three and six month periods ended June 30, 2003, respectively. The $2.5 million or 25% increase for the three month period and $2.3 million or 12% increase for the six month period ended June 30, 2004, respectively, as compared to the corresponding three and six month periods of 2003 were primarily the result of inventory charges taken during the second quarter of 2004 and unexpectedly high yield losses during the start-up production of a new product. These factors resulted in approximately $1.4 million in charges during the three month period ended June 30, 2004. We also experienced generally higher costs to deliver support and maintenance for existing programs. Field operations employees totaled 157 and 153 at June 30, 2004 and 2003, respectively.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue was $3.5 million and $7.9 million for the three and six month periods ended June 30, 2004, respectively, compared to $2.4 million and $4.9 million for the three and six month periods ended June 30, 2003, respectively. The $1.1 million or 44% increase for the three month period and $3.0 million or 60% increase for the six month period ended June 30, 2004, respectively, as compared to the corresponding three and six month periods of 2003 were the result of increased material costs in connection with the delivery of the large international film based system to one customer during the three and six month periods ended June 30, 2004 noted above. This large delivery had particularly low margins. We also sold quantities of older or expiring film at low or no margin during the second quarter which drove up costs and reduced margins for the three and six month periods ended June 30, 2004.

Gross Profit

Overall gross profit as a percentage of revenue for the three and six month periods ended June 30, 2004 was 33% and 37%, respectively, compared to the 45% for both the three and six month periods ended June 30, 2003.  The decrease in gross profit as a percentage of revenue was primarily related to the following factors:

•  inventory charges related to excess, obsolete, and slow-moving inventory;

•  an unfavorable revenue mix, including low margin revenues from follow-on film sales into a foreign voter identification project and some domestic equipment sales;

•  cost overruns in implementing the New Jersey driver license issuance system that was completed during the quarter; and

•  higher than anticipated freight costs and other expenses associated with the unusually high level of new programs that we are delivering.

In particular, the high level of new programs, while indicative of our continuing marketing successes and anticipated to be a precursor to significant growth in revenues, exerted operational pressures on our identification systems business during the quarter as the organization incurred higher expenses as part of the upfront implementation costs associated with making these new programs operational.  We believe that these operational pressures on our identification systems business will likely continue for the next few quarters, resulting in continued margin pressures as we continue to incur significant expenses without corresponding revenue increases, until the new programs are fully implemented and producing revenues in timing and amount that offset such increased expenses in connection with them.

Operating Expenses

Sales and marketing.   Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.8 million and $5.3 million for the three and six month periods ended June 30, 2004, respectively, compared to $3.3 million and $6.3 million for the three and six month periods ended June 30, 2003, respectively. The overall decrease generally resulted from managing costs effectively within the group, in particular by tightening controls on spending.

The $497,000 or 15% decrease for the three month period ended June 30, 2004 as compared to the corresponding three month period of 2003 resulted primarily from:

•       decreased salaries and other employee-related costs of approximately $299,000 due to severance costs incurred in the second quarter of 2003 that were not repeated in 2004;

•       decreased administrative costs related to sales and marketing employees of $98,000; and

•       decreased consultant fees of $73,000.

The $1.0 million or 16% decrease for the six month period ended June 30, 2004 as compared to the corresponding six month period of 2003 resulted primarily from:

•       decreased salaries and other employee-related costs of $526,000;

•       decreased operating expenses associated with sales and marketing due to employees providing more services directly related to our revenue generating contracts of $355,000; and

•       decreased administrative costs related to sales and marketing personnel of $186,000.

Sales and marketing employees totaled 58 and 48 as of June 30, 2004 and 2003, respectively. Although overall sales and marketing expenses have decreased, we have recently added resources to the marketing area of our watermarking business and have added experienced sales resources to help expand opportunities in identified markets in our identification systems business. We also anticipate that we will continue to invest at or slightly above the current run rate in sales and marketing for the foreseeable future.

Research, development and engineering.   Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.2 million and $2.5 million for the three and six month periods ended June 30, 2004, respectively, compared to $2.1 million and $4.6 million for the three and six month periods ended June 30, 2003, respectively. The overall decrease generally came from tighter controls on spending.

The $866,000 or 41% decrease for the three month period ended June 30, 2004 as compared to the corresponding three month period of 2003 resulted primarily from:

•       decreased operating expenses associated with research, development, and engineering due to  employees providing more services for our revenue generating contracts of $1.7 million;

•       decreased salaries and other employee-related costs of approximately $526,000; partially offset by

•       increased consulting expenses of $1.5 million.

The $2.0 million or 44% decrease for the six month period ended June 30, 2004 as compared to the corresponding six month period of 2003 resulted primarily from:

•       decreased operating expenses associated with research, development, and engineering due to employees providing more services for our revenue generating contracts of $2.9 million;

•       decreased salaries and other employee-related costs of  $1.2 million; partially offset by

•       increased consulting expenses of $2.3 million.

Research, development and engineering personnel totaled 115 and 109 as of June 30, 2004 and 2003, respectively. We anticipate that we will continue to invest at the current run rate in product research, development and engineering for the foreseeable future.

General and administrative.   General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal and other professional fees, and depreciation and amortization expense not directly associated with programs. General and administrative expenses were $5.7 million and $11.3 million for the three and six month periods ended June 30, 2004, respectively, compared to $4.7 million and $8.9 million for the three and six month periods ended June 30, 2003, respectively.

The $1.0 million or 22% increase for the three month period ended June 30, 2004 as compared to the corresponding three month period of 2003 resulted primarily from:

•       increased salaries and other employee related costs of $545,000;

•       increased consulting and professional fees of $594,000;

•       increased administrative costs of $533,000, which includes amortization and depreciation; partially offset by

•       decreased operating expenses associated with general and administrative due to employees providing more services for our revenue generating contracts and to other functional groups within the company of $645,000.

The $2.3 million or 26% increase for the six month period ended June 30, 2004 as compared to the corresponding six month period of 2003 resulted primarily from:

•       increased salaries and other employee related costs of $1.2 million;

•       increased consulting and professional fees of $1.4 million;

•       increased administrative costs of $1.0 million, which includes amortization and depreciation; partially offset by

•       decreased operating expenses associated with general and administrative due to employees providing more services for our revenue generating contracts and to other functional groups within the company of $1.3 million.

General and administrative employees totaled 62 and 52 as of June 30, 2004 and 2003, respectively. We have accelerated investments to strengthen our finance and information technologies organizations. We have also incurred, and will continue to incur, expenditures with respect to the continued implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and the independent auditors to attest to, internal controls. We also plan to improve the operational infrastructure at our identification systems business. As a result of these factors, we anticipate that we will continue to increase our investment in general and administrative costs for the second half of the year.

Stock based compensation.   Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $418,000  and $862,000 was recorded for the three and six month periods ended June 30, 2003, respectively, with no expense recorded during the comparable periods in 2004. Stock-based compensation is included in the respective statements of operations expense categories for the employees to which it applies. These expenses were recorded to the following categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales and marketing	$—	$93,000	$—	$199,000
Research, development and engineering	—	106,000	—	222,000
General and administrative	—	219,000	—	441,000
	$—	$418,000	$—	$862,000

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $172,000 and $372,000 for the three and six month periods ended June 30, 2004, respectively, as compared to $154,000 and $270,000 for the three and six month periods ended June 30, 2003, respectively. The $18,000 or 12% increase for the three month period and $102,000 or 38% increase for the six month period ended June 30, 2004, respectively, as compared to the corresponding three and six month periods of 2003 resulted primarily from higher average interest-earning balances and interest rates during 2004.

Provision for Income Taxes.    We provided $222,000 and $272,000 for income taxes for the three and six month periods ended June 30, 2004, respectively, compared to $52,000 and $102,000 for the three and six month periods ended June 30, 2003, respectively. The increase in the provision for income taxes resulted from increased profitability in foreign jurisdictions and true-ups from the finalization of tax filings in certain foreign jurisdictions. We have available net operating loss carryforwards and, as such, have included no provision for U.S. federal and state income tax reporting purposes. The provision for income taxes relates to taxes we expect to pay in non-U.S. countries due to our profitable foreign operations.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents, restricted cash, and short-term investments of $64.5 million, representing a decrease of approximately $14.1 million from $78.6 million at December 31, 2003. The decrease primarily resulted from investments in significant new program implementations, in particular in Florida, Mexico, and Alabama. As of June 30, 2004, $2.0 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at June 30, 2004 was $70.5 million, compared to working capital of $89.1 million at December 31, 2003. The decrease in working capital resulted primarily from investments made in the new Florida,

Mexico, and Alabama programs that we anticipate will contribute to revenue growth in the second half of the year and early 2005.

The $8.7 million of cash provided by operations for the six months ended June 30, 2004 resulted from a net loss of $1.4 million, offset by non cash items related to depreciation and amortization of $5.8 million, along with an increase in accounts payable of $4.5 million and an increase in deferred revenue of $1.1 million. Cash provided by operations was negatively impacted by an increase in trade and unbilled accounts receivable, net of $2.5 million. The $4.0 million of cash provided by operations for the six months ended June 30, 2003 was positively impacted by $316,000 of net income for the period, depreciation and amortization of $5.0 million, a decrease of other current assets of $1.0 million, stock-based compensation expense of $862,000, an increase in deferred revenue of $767,000, and an increase in accrued payroll and related costs of $694,000. Cash provided by operations for the six months ended June 30, 2003 was negatively impacted by a decrease in accounts payable of $3.0 million, an increase in inventory of $740,000, and an increase in restricted cash of $579,000.

The $17.2 million of cash used in investing activities for the six month period ended June 30, 2004 primarily related to $17.4 million for the purchase of property and equipment, and $7.1 million related to the capitalization of software development costs, partially offset by $7.3 million in net sale or maturity of short-term investments. We also acquired approximately $77,000  of fixed assets during 2004 through capital lease arrangements. The $11.1 million of cash used in investing activities for the six months ended June 30, 2003 was related primarily to the purchase of property and equipment of $4.2 million, $3.6 million of capitalized software development costs, and $3.3 million net purchases of short-term investments.

The $1.8 million of cash provided by financing activities for the six month period ended June 30, 2004 resulted primarily from the issuance of common stock. On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to us. The remaining proceeds resulted from the issuance of stock related to our stock incentive plans. The $1.7 million of cash provided by financing activities for the six months ended June 30, 2003 primarily related to the issuance of stock for $1.7 million related to our stock incentive plans.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $10.4 million as of June 30, 2004, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.5 million as of June 30, 2004, are payable in monthly installments through 2007.

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months, although we expect that investments in new programs during the fiscal year ending December 31, 2004 will exceed cash from operations through the end of the year. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIEs. We do not currently have any variable interests in VIEs, and, as a result, the adoption of FIN 46R has not had an impact on us.

Risks Related to Our Business

The market for digital watermark applications is new and developing, resulting in less predictable and fluctuating revenue from quarter to quarter

Digital watermarking is a new and developing technology. Our success depends on the acceptance of this technology and the adoption of applications in areas such as digital media commerce, counterfeiting and piracy deterrence, self-authentication of documents, and security and intelligence applications. The market for products and services using digital watermarks is evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services using digital watermarking or alternative technologies. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty. Our products and services relating to digital watermarking are currently used by only a limited number of customers. We are actively working, independently and with others, to expand the market for using digital watermarking technology, such as in the monitoring and tracking of usage of programming content broadcast by television networks and stations and in the security features of driver licenses. While we believe a trend may have begun in the use of digital watermarking security features and adoption by U.S. states representing more than 30% of all U.S. driver license issuance volumes indicates alignment with customer needs, we have yet to garner broad adoption of reader applications, and while we believe that adoption could increase our revenue, it is difficult to predict the future growth rate, if any, and ultimate size of this market opportunity or other new application opportunities. We cannot assure you that new applications and customers for our technologies, products and services will develop or that our existing market will grow.

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

We have a history of losses, and we cannot assure you that we will maintain profitability, particularly if we were to lose large contracts

We incurred significant net losses from inception through the fiscal year ended December 31, 2002. Our accumulated deficit as of June 30, 2004 was $55.9 million. In order to regain profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures related to the higher revenue. Even though we achieved profitability during 2003 and in the first quarter of 2004, we were not profitable in the second quarter of 2004 and we expect to not be profitable in the third quarter of 2004. Moreover, if we lose large contracts, our revenue would grow more slowly than we anticipate, and if our operating expenses at the same time exceed our expectations, we may not be able to regain profitability.

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

•       The intense competition and rapid technological change in our industry could adversely affect the market’s acceptance of our existing and new products and services; and

•       We may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent in order for our products and services to be sustainable and competitive and in order for us to expand our revenue and business.

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

A significant portion of our business depends on large public sector contracts, which can be terminated at the convenience of the government authority, are subject to a variety of requirements and influences and may only result in one-time revenue without potential for renewal, and as a result may cause our quarterly results to fluctuate and anticipated revenue to potentially decrease significantly

A significant portion of our business depends on a limited number of large public sector contracts. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. Further, some government contracts may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue without renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. For example, since March 2003 we have been involved in a protest of a contract awarded to a competitor by Georgia’s Department of Motor Vehicle Safety and it remains unclear when such protest will be finally adjudicated. Additionally, some governmental authorities require performance or fidelity bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can cause our quarterly results to fluctuate and anticipated revenue to potentially decrease significantly.

Products that we are developing for new secure identification markets and components and subsystems markets may not be accepted as quickly as we have projected or at all, which may negatively impact our revenues, margins, earnings and stock price

We have concentrated a significant amount of time and resources in product development activities for new secure identification markets, designing and building a number of enhancements for our driver license systems. For example, over several quarters we spent significant financial resources and personnel time developing our new Source Verification System (or SVS), through our exclusive partnership with ChoicePoint, to provide a real-time means for verifying the demographic information provided by an applicant during the enrollment process prior to issuing a new license. We also have spent a large amount of time and resources developing a Credential Verification Solution (or CVS), which is intended to authenticate an existing driver license as well as other source documents used during the enrollment process in order to obtain a new or reissued driver license. Because one of the largest sources of identity theft and fraud is the use of false source documents to establish identity during the application process for driver licenses, we believe that SVS and CVS, along with our facial recognition solutions, will help to close a major loophole in most current secure identification document issuance processes. While we believe we are the only supplier addressing these significant needs in a meaningful way, the development of these new products have required us to focus significant financial and personnel resources on the development of products in a new market area where, to date, such products  have not yet gained widespread acceptance, and there is no assurance that our efforts will be accepted by issuing authorities as rapidly as we have projected or at all. If we do not experience a timely, positive reaction from issuing authorities to our new offerings, our revenues, margins and earnings may be negatively impacted and, consequently, the future market price of our common stock might experience significant volatility.

In addition, we are developing new sales channels in domestic and foreign markets for certain components and subsystems of our domestic driver license solutions. During the second quarter of 2004,

we substantially increased our initiatives in these areas and anticipate continuing to do so in future periods. We believe these new sales channels will contribute significantly to our future results, as our products get placed into programs and start generating recurring revenue streams. However, given that this is an emerging area of our business, involving significant time and effort by us in connection with the development of new products and distribution relationships, there are ongoing risks that these market areas will not develop in the manner or along the timeline that we are projecting or at all, resulting in our incurrence of significant costs and expenses without corresponding increases in revenues and profits.

Our future quarterly operating results may not meet our, our analysts’ or our investors’ expectations or predictions and may fluctuate significantly, which could decrease our stock price

Our quarterly operating results have fluctuated significantly in the past and may do so in the future. Our operating results are difficult to forecast because of our limited operating history and the nature of our business. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

Our quarterly results may fluctuate in the future as a result of several factors, many of which are outside our control, including:

•       The timing, introduction and successful commercialization of our new products and services; The loss of or reduction in revenue from any large customer;

•       The market’s acceptance of our products and services;

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

•       The manufacturing yield losses that we may incur as we develop new products;

•       The excess and obsolete inventory adjustments and charges that we determine may be appropriate at the termination of government contracts or during the course of those contracts; and,

•       The failure of or delay in efforts to establish industry standards involving watermarking.

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

We face risks associated with our patent position, including the potential and sometimes actual need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights, or may cause us not to file for, or pursue, patent protection for all of our inventive technologies in jurisdictions where they may have value. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price.

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

Some of our contracts include provisions by which we assure non-infringement of third-party intellectual property rights. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or we may be sued by the party allegedly infringed upon and our exposure could be large and we may incur significant litigation, settlement, or judgment expenses. Similarly, as we seek to broaden the number of companies licensed under our patent portfolio, some may seek contractual assurances that we will pursue—by litigation if necessary—their competitors who use Digimarc’s patented technology but are not licensed to do so. Compliance with any such contract provisions may require that we pursue litigation where our costs exceed our likely damages award.

We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we do not currently rely on these technologies for our core products, we may in the future.

We have registered “DIGIMARC”, “MARCSPIDER”, “MEDIABRIDGE”, “PICTUREMARC” and the “D” logo, among other marks, as trademarks in the United States and some other countries, and are pursuing registration of the “DIGIMARC” trademark in additional countries. However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademark “Digimark” and the domain names “Digimark.com” and “Mediabridge.com” have been registered by unrelated companies. While we have put in place formal arrangements for co-existence with one of these unrelated companies, and while we have co-existed successfully to date with the other, if we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity.

As more companies engage in business activities relating to personal identification technologies and digital watermarking, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties’ intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of our technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation. In addition, we offer indemnification against intellectual property infringement for some contracts to which we are a party. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third party lawsuit resulting from such indemnification increases. If a claim were made under such an indemnity provision, we could incur significant expense.

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

If our new operating structure is not effective, or if we are required to restructure our business to address new growth rates, we may encounter higher expenses and reduced margins

As of June 30, 2004, we had 392 employees and 186 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Watermarking Solutions and the second of which is ID Systems, both of which are overseen by a small corporate staff. While our management anticipates that this operating structure will facilitate effective management of the continuing growth and expansion of our business, we cannot assure you that the operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

Because we are investing time and resources into new business systems and compliance with recently enacted regulatory changes in order to further strengthen our financial management, we anticipate corresponding increases in our operating expenses which may reduce our profitability in the near future

Changes in the laws and regulations that have recently been enacted or that will soon become effective and that affect public companies, including the provisions of the Sarbanes-Oxley Act of 2002, are likely to increase our expenses as we evaluate their implications and devote resources in response to them. For example, we already have deployed significant resources to document our financial processes as part of our implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and we expect to incur additional time and expenses as we proceed to meet the requirements under Section 404 for our management to report on, and our independent auditors to attest to, our internal controls. Moreover, compliance with these rules could also cause us to further modify our existing review processes and/or further divert our management’s time and attention away from otherwise running the revenue generating part of our business, both of which could result in our company experiencing additional costs and expenses without corresponding increases in revenue.

We are currently conducting evaluations required to ensure compliance with the management certification and auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002. However, we have no precedent upon which to measure the adequacy of our compliance. Consequently, we cannot assure you as to the timing of completion of our evaluation and related actions or the impact of any of them on our operations. While we currently anticipate that we will timely complete all such actions, if we do not, we are unsure of the consequences of such a failure, although possible consequences may include sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq National Market, and the inability to timely file our next annual report on Form 10-K.

We have been implementing, and we anticipate continuing to implement, new functionality and tools in the areas of manufacturing resource planning and management of inventories throughout the supply chains associated with our identification systems business. We also have been implementing, and expect to continue to implement, new procedures and controls within our day-to-day finance operations at our identification systems business. Consequently, as we take steps to further improve and strengthen our financial management, we anticipate corresponding increases in our operating expenses which may reduce our profitability in the near future.

Recent and ongoing leadership and staffing changes in our identification systems business, finance and administration and information technology staffs of our business may result in disruptions and inefficiencies in our business during transition periods, may require process changes in our business, and will likely cause additional costs to our business in the short term before benefits from such changes may be realized

During the course of the second quarter of 2004, we made significant changes in our leadership, and information technology capabilities as a result of a detailed review of many of our financial and business processes. Many of these changes were initiated following the hiring of our new Chief Financial Officer in June 2004 and other senior managers in the finance and administration and information technology staffs of our business, and in conjunction with the continuing implementation of our new accounting and material requirements planning systems and work on Sarbanes-Oxley compliance. In addition, Paul Gifford, our President and Chief Operating Officer, assumed direct control and responsibility for our identification systems business in order to make day-to-day improvements to the efficiency, effectiveness, and predictability of its operations. We anticipate that these changes in leadership and staffing may result in some disruptions in the operations of our business and, consequently, may result in some short-term inefficiencies as personnel complete their transitions and new leaders implement their new plans and procedures. We also expect that these changes may require further modifications of our finance and business processes and will likely cause additional costs to our business in the short term before any benefits from such changes, if any, may be realized by our business.

In the course of implementing, testing and reviewing the results of our new accounting system and material requirements planning system, we have made modifications to our review processes, which have caused us to increase reserves and take charges in some cases and, while we do not anticipate significant modifications in connection with our review processes in the future, such modifications if they occur may lead to increasing reserves or the taking of additional charges in some cases

Changes in leadership in our finance and administration staff and refinements in information made available to us as a result of the implementation of our new accounting system and material requirements planning system has led us to make modifications to our review processes, which have caused us to increase reserves and take charges in some cases, and to make, among other things, further improvements to the management of our identification systems business. For example, during the second quarter of 2004, our new accounting system and material requirements planning system provided us with additional detail in connection with the usability and disposition of slow-moving or excess inventories, allowing us to make more nuanced estimates of valuations for excess and obsolete inventory related to our product life-cycle processes and spare parts on hand, and manufacturing yield losses. The manufacturing yield losses were associated with the introduction and up-front production requirements of our new Exian Dual Polycarbonate card architecture, which yields we expect to improve as the manufacturing process stabilizes and production volumes increase. As a result of better information, we revised our inventory reserves primarily related to changes in estimates of the value of our inventories and unanticipated manufacturing yield losses in the initial manufacturing of some new card materials. Moreover, we strengthened our inventory management and controls systems and procedures, including those governing the usability and disposition of slow-moving or excess inventories. While we do not anticipate significant modifications in connection with our inventory management and controls systems and procedures or other review processes in the future, such modifications if they occur may lead to increasing reserves or the taking of additional charges in some cases until such time as our new accounting system and the material requirements planning system are fully implemented, tested, and reviewed.

Due primarily to the increase in new programs in the second quarter of 2004, our identification systems business expects to experience margin pressures for the next few quarters until such new programs begin generating revenues to offset such expenses

The identification systems business experienced lower than anticipated gross margin in the second quarter of 2004, primarily due to a combination of four factors: (1) inventory charges related to excess, obsolete, and slow-moving inventory; (2) an unfavorable revenue mix, including low margin revenues from follow-on film sales into a foreign voter identification project and some domestic equipment sales; (3) cost overruns in implementing the New Jersey driver license issuance system that was completed during the quarter; and (4) higher than anticipated freight costs and other expenses associated with the unusually high level of new programs that we are delivering. In particular, the high level of new programs, while indicative of our continuing marketing successes and anticipated to be a precursor to significant growth in revenues, exerted operational pressures on our identification systems business during the quarter as the organization incurred higher expenses as part of the upfront implementation costs associated with making these new programs operational. We believe that these operational pressures on our identification systems business will likely continue for the next few quarters, resulting in continued margin pressures as we continue to incur significant expenses without corresponding revenue increases, until the new programs are fully implemented and producing revenues in timing and amount that offset such increased expenses in connection with them.

We are engaged in litigation from time to time which is unpredictable and can lead to additional expense, lower margins and lower profits

From time to time we are engaged in litigation with third parties. In particular, we currently are engaged in two pieces of litigation related to the securities of our company, one case involving an alleged improper grant of a driver license contract to a competitor, and various other routine actions. Litigation typically is an expensive process and, due to its inherent uncertainties and because the settlement and trial preparation processes are lengthy and potentially inconclusive, the ultimate cost and outcome of such matters cannot be predicted. As a result, while we believe that litigation often is necessary to preserve the interests of our company, it also can lead to additional expense, lower margins and lower profits to our business without generating offsetting and lasting benefits.

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

As international customers have accounted for approximately 23% of our total revenue during the six month period ended June 30, 2004, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth

We expect revenue from sales of products and services to governments and other customers outside the United States to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks, including the following:

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

We generally invoice our foreign sales in U.S. dollars, and, consequently, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products and services to those foreign customers could result in decreased sales. We may elect in the future to take payment for foreign sales in foreign currencies and, if we do, we may be exposed to losses as a result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. For the six month period ended June 30, 2004, international customers accounted for approximately 23% of our total revenue and international customers are expected to be a material driver of our growth. However, if any of the risks described above occur, our future revenue growth and profitability could be limited.

Risks Related to Our Market

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our digital watermarking products and services could be delayed

Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and statutory standards, including any standards that may be adopted for the protection of audio, video, and image content, and for other uses of metadata with such content, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of our digital watermarking products and services could be delayed. For example, we have participated in an initiative known as the “VWM group” for several years that has proposed a solution to help motion picture studios to protect their copyrights and enable new business models. The proposed copy prevention and play control solution would protect video programming on videocassettes, DVDs, or cable or satellite transmissions from unauthorized copying to recordable DVDs, DVHS and multimedia personal computers. The VWM group proposal to the DVD Copy Control Association, or DVDCCA, which considered the proposal as a multi-industry technical standard, could not reach the necessary consensus for adoption. Although the DVDCCA has not discontinued its study, it does not currently have a clear process to select a standard because the relevant decision-makers (including representatives of the motion picture, information technology, and consumer electronic industries) have been unable to reach consensus. Given that the process is stalled, the VWM group or the DVDCCA could change or discontinue, thus frustrating our ability to market and license the proposed solution through this means.

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

Securities Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Because this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this quarterly report on Form 10-Q could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida, Mexico, and Alabama statements regarding anticipated expenses, costs and investment activities in the foreseeable future, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding our expected short-term and long-term liquidity positions, and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases, which are intended to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2003 have not changed materially.

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

Changes in internal control over financial reporting.   During our most recent fiscal quarter ended June 30, 2004, we took various corrective actions, under the direction of our audit committee and our board of directors, to further strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Specifically, we made changes in our leadership, including retaining a new Chief Financial Officer and other senior managers in the finance and administration and information technology staffs of our business. Following the end of our fiscal quarter, we also established a lead independent director position on our board of directors to assist, among other things, in bringing issues to the attention of the board of directors. Additionally, refinements in information made available to us as a result of the implementation of our new accounting and material requirements planning systems has led us to make further modifications to our review processes and to make, more recently, further improvements to the management of our identification systems business, in particular by putting Paul Gifford, our President and Chief Operating Officer, in a position of direct control and responsibility for our identification systems business in order to make day-to-day improvements to the efficiency, effectiveness, and predictability of its operations, including as they relate to internal control over financial reporting. We have been implementing, and we anticipate continuing to implement, new functionality and tools in the areas of manufacturing resource planning and management of inventories throughout the supply chains associated with our identification systems business. We also have been implementing, and expect to continue to implement, new procedures and controls within our day-to-day financial operations at the identification systems business. Finally, we have further strengthened our inventory management and controls systems and procedures, including those governing the usability and disposition of slow-moving or excess inventories, by performing monthly physical inventory counts and analyzing historical and expected usage levels. As a result of these and other actions, we believe that we have reliable systems in place that will support timely and accurate reporting. Other than as described above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of Digimarc’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, Digimarc and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including Digimarc. The claims against Digimarc under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval, but Digimarc is unable to determine whether or when the settlement will be approved or be finalized. The settlement would provide, among other things, a release of Digimarc and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. Digimarc would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Digimarc may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by Digimarc’s insurers. Due to the inherent uncertainties of litigation and because the settlement process is still at an early stage, the ultimate outcome of the matter cannot be predicted.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 6, 2004. Two proposals were voted on by our stockholders and the results for each proposal were as follows:

Proposal 1:   Election of Two Class II Directors

The election of two Class II directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
Philip J. Monego, Sr.	14,958,310	244,244	0	5,027,817
Peter W. Smith	15,125,511	77,043	0	5,027,817

Proposal 2:   Ratification of the Appointment of KPMG LLP as the Company’s Independent Auditors

KPMG LLP was ratified as our independent auditors for the fiscal year ending December 31, 2004 with 15,041,654 votes in favor, 154,395 votes against, 6,505 abstentions, and 5,027,817 non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits.

See attached exhibit index.

(b)         Reports on Form 8-K.

On April 20, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated April 16, 2004 and including reports under items 5 and 7 thereto, in connection with its press release related to a number of recent developments regarding the Company.

On April 29, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated April 29, 2004 and including reports under items 5, 7, and 12 thereto, in connection with its announcement of financial results for the first quarter ended March 31, 2004 and guidance for its second quarter and full year 2004.

On June 23, 2004, Digimarc filed with the Securities and Exchange Commission a current report on Form 8-K, dated June 21, 2004, and including reports under items 5 and 7 thereto, in connection with the launch of its Digimarc Mobile initiative and the signing of a multi-year agreement with MediaGrid to serve Japanese consumers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: August 9, 2004	By:	/s/ Michael McConnell
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
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