Form 10-Q
period 2004-09-30
DIGIMARC CORP
filed 2005-04-07
CIK 1089443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28317

DIGIMARC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3342784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9405 SW Gemini Drive, Beaverton, Oregon	97008
(Address of principal executive offices)	(Zip Code)

(503) 469-4800
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

Yes  ☐   No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒    No  ☐

As of March 31, 2005, there were 20,723,429 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (restated).
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and September 30, 2003 (restated).
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 (restated).
Notes to Condensed Consolidated Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchasers
Item 6.	Exhibits.
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2004	December 31, 2003 (1)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,726	$33,626
Restricted cash	—	1,976
Short-term investments	23,984	43,031
Trade accounts receivable, net	11,277	9,168
Unbilled trade receivables	4,554	4,321
Inventory, net	5,802	6,253
Other current assets	1,446	2,052
Total current assets	78,789	100,427
Restricted cash	235	—
Property and equipment, net	59,399	35,813
Intangibles, net	21,814	23,698
Other assets, net	1,172	1,215
Total assets	$161,409	$161,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,683	$6,584
Accrued payroll and related costs	2,233	1,069
Deferred revenue	3,574	3,160
Other current liabilities	1,457	304
Total current liabilities	13,947	11,117
Other long-term liabilities	1,049	1,286
Total liabilities	14,996	12,403
Stockholders’ equity:
Common stock	21	20
Additional paid-in capital	206,789	203,634
Accumulated other comprehensive income	8	96
Warrant	—	881
Accumulated deficit	(60,405)	(55,881)
Total stockholders’ equity	146,413	148,750
Total liabilities and stockholders’ equity	$161,409	$161,153

(1)          Derived from the Company’s December 31, 2003 restated audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue:
Service	$20,001	$19,471	$55,524	$55,351
Product and subscription	3,519	2,829	15,128	11,199
Total revenue	23,520	22,300	70,652	66,550
Cost of revenue:
Service	11,942	10,482	33,199	29,928
Product and subscription	1,788	1,462	10,139	6,383
Total cost of revenue	13,730	11,944	43,338	36,311
Gross profit	9,790	10,356	27,314	30,239
Operating expenses:
Sales and marketing	3,090	2,748	8,493	9,095
Research, development and engineering	1,931	1,427	5,203	5,962
General and administrative	7,436	5,404	18,480	14,567
Total operating expenses	12,457	9,579	32,176	29,624
Operating income (loss)	(2,667)	777	(4,862)	615
Other income (expense):
Interest income	232	162	659	470
Interest expense	(30)	(2)	(81)	(6)
Other	(8)	(14)	(12)	(48)
Total other income, net	194	146	566	416
Income (loss) before provision for income taxes	(2,473)	923	(4,296)	1,031
Benefit (provision) for income taxes	6	(81)	(228)	(243)
Net income (loss)	$(2,467)	$842	$(4,524)	$788
Net income (loss) per share–basic	$(0.12)	$0.04	$(0.22)	$0.04
Net income (loss) per share–diluted	$(0.12)	$0.04	$(0.22)	$0.04
Weighted average shares outstanding - basic	20,371	18,752	20,287	18,072
Weighted average shares outstanding - diluted	20,371	19,727	20,287	18,840

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(4,524)	$788
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,701	7,888
Stock-based compensation expense	—	1,178
Impairment of investments	300	—
Issuance of common stock for litigation settlement	348	—
Other non-cash charges	574	122
Changes in operating assets and liabilities:
Restricted cash	1,741	10,693
Trade and unbilled accounts receivable, net	(2,342)	2,026
Inventory, net	451	69
Other current assets	606	382
Other assets, net	(257)	(137)
Accounts payable	99	(3,908)
Accrued payroll and related costs	1,164	751
Deferred revenue	414	(648)
Other liabilities	974	52
Net cash provided by operating activities	9,249	19,256
Cash flows from investing activities:
Purchase of property and equipment	(22,309)	(6,463)
Capitalization of labor costs	(9,679)	(4,495)
Sale or maturity of short-term investments	173,389	8,790
Purchase of short-term investments	(154,342)	(14,029)
Net cash used in investing activities	(12,941)	(16,197)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,927	27,210
Principal payments under capital lease obligations	(135)	(7)
Net cash provided by financing activities	1,792	27,203
Net increase (decrease) in cash and cash equivalents	(1,900)	30,262
Cash and cash equivalents at beginning of period	33,626	17,682
Cash and cash equivalents at end of period	$31,726	$47,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$81	$6
Cash paid for taxes
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$77	—

See Notes to Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The Company also is a leading provider of patented digital watermarking technologies and solutions that allow imperceptible digital codes to be embedded in media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices.

In December 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC, and certain of that subsidiary’s wholly-owned subsidiaries (also referred to herein as “DIDS”), acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (“LGP”).  The acquisition was accounted for using the purchase method of accounting.

Interim Financial Statements

The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) contemporaneously herewith and includes restated financial results for the fiscal year ended December 31, 2003, including as of and for each of the quarters in the fiscal year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 (see Note 2 “Restatement”).  The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable, and contingencies and litigation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.  These reclassifications include the reclassification of market auction preferred investments from cash equivalents to short-term investments.

2. Restatement

Summary.  The Company has restated its consolidated financial statements as of and for the fiscal year ended December 31, 2003, including as of and for each of the quarterly periods in the year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 primarily as a result of certain errors in the capitalization of costs related to internal use software and project accounting cost tracking and cost deferrals at DIDS.

Background.  On September 13, 2004 the Company announced that it was reviewing certain accounting practices and previously reported financial statements as a result of possible errors discovered by its management in the accounting for software development costs and project capitalization and other project cost capitalization accounting practices at the Company’s DIDS business unit.  On November 8, 2004, the Company announced that it was delaying the filing of its Form 10-Q for the quarter ended September 30, 2004 due to the ongoing evaluation of certain accounting issues relating to transactions entered into in prior periods.  During the course of its review, the Company determined that errors in the accounting for software development costs, project accounting, revenue recognition, and tax accruals among other areas with respect to certain prior periods had been made and required adjustment.  The Company has restated its consolidated financial statements to correct these accounting errors.

The Company identified these errors as a result of a review of its accounting and the review of its internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations.  This review involves a detailed analysis and documentation of the processes that impact the preparation of the Company’s financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.

Effect of Adjustments.  The key impacts of the restatement adjustments for the three and nine months ended September 30, 2003 are to:

•                  decrease net income from $0.07 per share to net income of $0.04 per share and no change in revenues for the three months ended September 30, 2003; and

•                  decrease net income from $0.08 per share to net income of $0.04 per share and no change in revenues for the nine months ended September 30, 2003.

Description of Adjustments.

Capitalized software development costs.  The Company produces software that is used internally, and as such has costs that qualify under the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  The Company’s policy requires expensing of activities related to the preliminary stage of a software project (such as the conceptual formulation of alternatives), allows capitalization of activities related to the application development stage of a software project (such as coding, installation, and testing), and requires expensing of activities related to the post-implementation stage (such as training, maintenance, and support) consistent with the guidance in SOP 98-1.  Under this policy, the Company capitalizes costs in the application development stage of a software project.  In connection with the restatement, the Company determined that certain costs had been erroneously capitalized because either a portion of such costs did not qualify for capitalization (e.g., costs related to the preliminary or post-implementation stages) or the project itself did not qualify as internal-use software (e.g., costs related to a non-software project).

Project accounting cost tracking and cost deferrals.  The Company erroneously tracked costs for various projects as a result of certain difficulties the Company had in implementing a new accounting system in late 2003 and early 2004.  As a result, certain costs that should have been recognized as expenses in the period incurred were erroneously recorded as inventory or as fixed assets.

Tax accrual timing.  The Company identified certain international tax expenses that had not been properly accrued in the period incurred.

The following tables set forth the restatement adjustments to our financial statements for the periods indicated.  The amounts in the tables are expressed in thousands.  The reasons for the adjustments are described further below.

As of and for the three months ended September 30, 2003:

	As previously reported	Software capitalization	Project accounting	Tax accrual	As Restated

Revenue	$22,300	—	—	—	$22,300
Cost of revenue	11,706	$185	$53	—	11,944
Gross profit	10,594	(185)	(53)	—	10,356
Operating expense	9,405	146	28	—	9,579
Operating income (loss)	1,189	(331)	(81)	—	777
Other income	146				146
Provision for income taxes	(51)	—	—	$(30)	(81)
Net income (loss)	$1,284	$(331)	$(81)	$(30)	$842

As of and for the nine months ended September 30, 2003:

	As previously reported	Software capitalization	Project accounting	Tax accrual	As Restated

Revenue	$66,550	—	—	—	$66,550
Cost of revenue	35,945	$298	$68	—	36,311
Gross profit	30,605	(298)	(68)	—	30,239
Operating expense	29,268	410	28	(82)	29,624
Operating income (loss)	1,337	(708)	(96)	82	615
Other income	416	—	—	—	416
Provision for income taxes	(153)	—	—	$(90)	(243)
Net income (loss)	$1,600	$(708)	$(96)	$(8)	$788

Cash flow changes:

	As previously reported	Software capitalization	Project accounting	Tax accrual	As Restated
Net Income	$1,600	$(708)	$(96)	$(8)	$788
Depreciation and amortization	7,719	169	—	—	7,888
Inventory	13	—	56	—	69
Other current assets	464	—	—	(82)	382
Other assets, net	16	(153)	—	—	(137)
Other liabilites	(38)	—	—	90	52
Net cash provided by operating activites	19,988	(692)	(40)	—	19,256
Purchase of property and equipment	(6,487)	—	24	—	(6,463)
Capitalization of labor costs	(5,203)	692	16	—	(4,495)
Net cash used in investing activites	(16,929)	692	40	—	(16,197)

At September 30, 2003:

	As previously reported	Software capitalization	Project accounting	Tax Accrual	Total period adjustments	Prior restatement items (1)	As Restated

Assets:
Trade accounts receivable, net	$8,412	—	—	—	—	—	$8,412
Inventory, net	5,078	—	$(56)	—	$(56)	—	5,022
Other current assets	2,643	—	—	—	—	$82	2,725
Total current assets	98,810	—	(56)	—	(56)	82	98,836
Property and equipment, net	34,513	$(331)	(25)	—	(356)	(392)	33,765
Other assets, net	1,004	—	—	—	—	—	1,004
Total assets	$158,727	$(331)	$(81)	—	$(412)	$(310)	$158,005
Liabilities and Stockholders’ Equity:
Accounts payable	$4,100	—	—	—	—	—	$4,100
Accrued payroll and related costs	2,138	—	—	—	—	—	2,138
Other current liabilities	31	—	—	$30	$30	$60	121
Total current liabilities	9,353	—	—	30	30	60	9,443
Total liabilities	9,353	—	—	30	30	60	9,443
Total stockholders’ equity	149,374	$(331)	$(81)	$(30)	(442)	(370)	148,562
Total liabilities and stockholders’ equity	$158,727	$(331)	$(81)	—	$(412)	$(310)	$158,005

(1)          These changes represent restatement items from the first and second quarters of 2003.  These changes relate to capitalized software development costs, project accounting costs, and income tax accrual timing.  See our Annual Report on Form 10-K for the year ended December 31, 2004 filed contemporaneously with this Form 10-Q for additional information about these changes.

3. Net Income (Loss) Per Share Computation

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003 (Restated)
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS

Income available to common stockholders	$(2,467)	20,371	$(0.12)	$842	18,752	$0.04

Effect of Dilutive Securities
Common stock equivalents		—			975

Diluted EPS

Income available to common stockholders	$(2,467)	20,371	$(0.12)	$842	19,727	$0.04

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003 (Restated)
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS

Income available to common stockholders	$(4,524)	20,287	$(0.22)	$788	18,072	$0.04

Effect of Dilutive Securities
Common stock equivalents		—			768

Diluted EPS

Income available to common stockholders	$(4,524)	20,287	$(0.22)	$788	18,840	$0.04

Common stock equivalents related to stock options and warrants of 6,556 and 5,866 were excluded from diluted net loss per share calculations for the three and nine month periods ended September 30, 2004, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be antidilutive.  In addition, common stock equivalents related to stock options of 227 and 320 for the three and nine month periods ended September 30, 2004, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be antidilutive.  The effect of 2,109 and 4,420 outstanding stock options for the three and nine months ended September 30, 2003, respectively, were excluded from the calculation of diluted net income per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be antidilutive.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share (or earnings per share) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)

Net income (loss), as reported	$(2,467)	$842	$(4,524)	$788
Add: Stock-based compensation expense determined under the intrinsic value method	—	316	—	1,178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,246)	(4,697)	(9,205)	(14,957)
Pro forma net loss	$(5,713)	$(3,539)	$(13,729)	$(12,991)
Earnings per share:
Basic - as reported	$(0.12)	$0.04	$(0.22)	$0.04
Diluted - as reported	$(0.12)	$0.04	$(0.22)	$0.04
Basic - pro forma	$(0.28)	$(0.19)	$(0.68)	$(0.72)
Diluted - pro forma	$(0.28)	$(0.19)	$(0.68)	$(0.72)

Stock based compensation expense is based on the difference between the fair market value of the Company’s common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting period of the related options, usually four years.  The Company did not incur any stock-based compensation expense for the three and nine months ended September 30, 2004, respectively.  The Company recorded stock-based compensation expense of $316 and $1,178 for the three and nine months ended September 30, 2003, respectively.  Stock-based compensation expense is included in the respective statements of operations expense categories for the employees to which it applies.

5. Segment Information

The Company derives its revenue from a single reporting segment, secure media solutions. There was no single customer in the three or nine month periods ended September 30, 2004 or 2003 that accounted for more than 10% of total revenue.

Following is a breakout of revenue and gross profits for both of the company’s operating units:

	Three Months Ended September 30,
	2004	2003 (Restated)
DIDS
Revenue	$20,755	$19,828
Revenue as a percent of Total Revenue	88%	89%
Gross Profit percentage	38%	45%

Digital Watermarking
Revenue	$2,765	2,472
Revenue as a percent of Total Revenue	12%	11%
Gross Profit percentage	70%	62%

Total Company
Revenue	$23,520	$22,300
Revenue as a percent of Total Revenue	100%	100%
Gross Profit percentage	42%	46%
	Nine Months Ended September 30,

	2004	2003 (Restated)
DIDS
Revenue	62,182	59,289
Revenue as a percent of Total Revenue	88%	89%
Gross Profit percentage	35%	44%

Digital Watermarking
Revenue	8,470	7,261
Revenue as a percent of Total Revenue	12%	11%
Gross Profit percentage	69%	60%

Total Company
Revenue	70,652	66,550
Revenue as a percent of Total Revenue	100%	100%
Gross Profit percentage	39%	45%

6. Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of the Company’s current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired the Company’s securities during the period from April 17, 2002 to July 28, 2004.  These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004.  The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s announcement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices at the Company’s DIDS business unit, and that the Company likely would be required to restate its previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004.  Specifically, these actions allege that the Company issued false and misleading financial statements in order to inflate the value of Digimarc stock, which resulted in insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results.  The complaints seek unspecified damages.  The Company believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously.  Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.  No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No.5, Accounting for Contingencies.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo.  The suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company.  The complaints are derivative in nature and do not seek relief from the Company.  On November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties.  The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits.

The Company has received a notice from the staff of the SEC stating that it is conducting an informal inquiry relating to the Company’s previous announcement that it was restating its prior financial results.  The inquiry focuses on the errors made in the capitalization of certain software and other project costs.  The staff has requested that the Company voluntarily produce documents and information related to the SEC’s inquiry.  The Company is cooperating with the staff’s request.  It is not possible to predict whether this inquiry will have any impact on the Company or its financial results.

On August 24, 2004, the Company settled the lawsuit filed in October 2003 by a former president of the Company, who was also chief executive officer and a former member of the Company’s board of directors.  As previously disclosed, the former president had asserted in his complaint that he had the right to 56,000 shares of the Company’s common stock, or the value thereof, because the Company had failed to timely exercise its right of repurchase with regard to such shares following termination of his employment with the Company in 1997.  In connection with the settlement, the Company issued 40,000 shares of its common stock to this individual and recorded the value of the shares as an expense in general and administrative.  The terms of the settlement are confidential.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the

Securities Act of 1933, and Section 10(b) and Rule 10b 5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  The parties are directed to report back to the court regarding the modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter cannot be predicted.

DIDS in its normal course of business from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Management does not believe that there will be any material effect to the results of operations for costs related to these contingencies.  In addition, from time to time, customers have given notice of their intention to assert claims for liquidated damages.  Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts.  Such disputes are not uncommon and tend to be resolved over time.  To date, we have not paid liquidated damages in connection with a dispute with a domestic customer.  While there is always risk that liquidated damages could be assessed in the future, management does not believe that it is probable that material amounts will be paid, nor can we predict what the amount of any such damages would be if they were to be imposed.

The Company’s product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

Digimarc is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.  No accrual has been recorded because the amounts are not probable or reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies.

7. Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). The following table provides a summary of comprehensive income (loss) for the three and nine month periods ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004 (Restated)	2003 (Restated)
Net income (loss)	$(2,467)	$842	$(4,524)	$788
Foreign currency translation adjustment	(23)	15	(88)	122
Comprehensive income (loss)	$(2,490)	$857	$(4,612)	$910

8. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25.  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  Statement No. 123(R) is effective for all stock-based awards granted on or after July 2005.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123.  The Company is currently assessing the impact of adopting Statement 123(R) to its consolidated results of operations.

9. Revenue Recognition

Revenue from the Company’s long-term identification and driver license issuance systems is generated from the production of cards. The Company recognizes revenue on these contracts based on the actual monthly production of cards, if available, or, in limited situations, on the estimated production of cards. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Differences to date have not been significant.  Revenue earned which has not been invoiced is classified as unbilled trade receivables in the condensed consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

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

Deferred revenue consists of payments received in advance for professional services, subscriptions, and hardware for which revenue has not been earned.

The Company also generates revenue from the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountant (“AICPA”) SOP No. 97-2, Software Revenue Recognition, as amended by AICPA SOP No. 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.  Revenue for licenses of the Company’s software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; and collectibility is probable.

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

Certain customer arrangements encompass multiple deliverables, such as hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows: (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price at which the Company has sold the element separately to another customer. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

10. Inventories

Inventories consist primarily of the components used to manufacture identification cards, such as inks, laminates, and adhesives and hardware for sale.  Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

	September 30, 2004	December 31, 2003
Equipment and deferred contract costs	717	849
Consumable materials	5,853	5,474
Inventory reserve	(768)	(70)
Inventory, net	5,802	6,253

The reserve for slow moving and obsolete items was $768 and $70 at September 30, 2004 and December 31, 2003, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory. It is not possible currently to predict if or when this will happen, or how much we may sell. Such sales have not had a significant impact on gross profit margin, nor does the Company expect such sales to have a significant impact in future periods.

11. Software Development Costs

Under SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company’s products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any such software development costs and has charged all such costs to research and development expense.

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

12. Related Party Transactions

During the nine month periods ended September 30, 2004 and 2003 the Company recognized revenue of $537 and $118, respectively, from a holder of common stock.  At September 30, 2004, net accounts receivable from this customer was $24, which has subsequently been collected.  At September 30, 2003, no receivables were outstanding from this customer.  The Company believes these transactions are arm’s length transactions and reflect the market value of such arrangements.

The Company entered into two loans in 2002 with a former executive officer of the Company prior to such officer’s departure from the Company.  Both loans were entered into in connection with the former officer’s relocation to the Company’s facilities in Massachusetts.  The first loan was entered into on July 1, 2002, and has a principal amount of $100 and an interest rate of 6.75% per year.  Such loan is not due and payable to the Company until June 30, 2006; provided, however, that the entire amount of the loan accelerates if the former officer’s employment was terminated “for cause.”  The second loan was also entered into on July 1, 2002, and has a principal amount of $260 and an interest rate of 4.99% per year. The second loan provides that it will be forgiven in full on a pro-rata basis over a term of four years; provided, however, that if the former officer voluntarily left the Company’s employment for any reason, or if the former officer was terminated “for cause,” then the outstanding balance of the loan accelerates and the former officer shall be responsible for paying the outstanding principal balance, plus any interest that is accrued and unpaid, in full within 90 days of the date of his departure.  The former executive officer’s employment with the Company was terminated in July 2004.  The Company has reserved an amount equal to the remaining amount of the loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Form 10 Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Risk Factors” and the audited and restated consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2004 filed contemporaneously herewith, and other reports and filings made with the Securities and Exchange Commission.

Overview

We are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States (“U.S.”) and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than 20 international programs. We estimate that our next-closest competitor with regard to U.S. driver license issuance systems held contracts with approximately 13 driver license issuing authorities as of September 30, 2004.  We are developing and marketing enhanced security solutions for personal identification documents enabled by our proprietary digital watermarking technology.

We also are a leading provider of patented digital watermarking technologies and solutions that allow imperceptible digital codes to be embedded in media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. We provide solutions based on this technology directly and through our licensees. We believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware.

The majority of our revenue comes from multi-year contracts with government agencies, including U.S. state departments of motor vehicles and federal agencies, and central banks from around the world. We intend to increase our revenue through increasing adoption of our products and services, marketing new digital watermarking applications, marketing our products in new secure identification markets and components and subsystems markets, and licensing our intellectual property. We expect to target, among other sources of revenue, government agencies, commercial printers, packaging companies, publishers, advertisers, proprietors of large image collections, and other producers of printed materials. Our aim is to license our technologies to those content producers so that they may embed our digital watermarks in their printed media, such as identification documents, magazine advertisements and articles, direct mail coupons, catalogs, stationery and envelopes, product packaging, labels and tags, trading cards, credit cards, and business cards. Our current and anticipated products are intended to enable content producers to control reproduction and alteration of their content, as well as to enable their printed materials to provide a link to relevant network services. Revenue from our new applications may include one-time license fees, time-based or volume-based fees, subscription fees, royalties and revenue-sharing arrangements. We anticipate that the calculation of revenue and royalties for these new applications will be based at least in part on the size of the installed base of personal computers, cameras, scanners, digital image capture and output devices, and software carrying our patented reader technology, as well as the nature of the use and amount of licensed content carrying our digital watermarks.

Restatement of Prior Financial Results

On September 13, 2004, we announced that we were reviewing certain accounting practices and previously reported financial statements as a result of possible errors discovered by our management in the accounting for software development costs and project capitalization and other project cost capitalization accounting practices at our DIDS business unit.  On November 8, 2004, we announced that we were delaying the filing of our Form 10 Q for the third quarter ended September 30, 2004 due to our ongoing evaluation of certain accounting issues relating to transactions entered into in prior periods.  During the course of our review, we determined that errors in the accounting for software development costs, project accounting, revenue recognition, and tax accruals among other areas with respect to certain prior periods had been made and required adjustment.  We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations.  This review involves a detailed analysis and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.

As a result, we have restated our audited consolidated financial statements as of and for the fiscal year ended December 31, 2003, including as of and for each of the quarterly periods in the year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004.  Concurrently with this Form 10-Q, we are filing our Form 10-K for the year ended December 31, 2004, both of which reflect the restatement.  The effects of the restatement are reflected in our condensed consolidated financial statements, including the footnotes thereto, accompanying this Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.  Please see Note 2 to the consolidated financial statements on the Company included herewith as well as our 2004 Form 10-K for additional information on the adjustments made in the restatement.

In connection with the restatement, we identified and reported to our audit committee material weaknesses in our internal control over financial reporting.  Please see “Item 4. Controls and Procedures” below for a description of these matters and certain measures that we have implemented during 2004 to date, as well as additional steps we plan to take to strengthen our controls.

We have not separately amended our Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements and any independent registered public accounting firm’s report and related financial information for the affected periods contained in such reports should no longer be relied upon.  Any disclosures in any such amendments to our Form 10-K or Form 10-Q for periods affected by the restatement would in large part repeat the disclosures contained in this report.  All financial and other information included in this Form 10-Q reflects the restatement of our consolidated financial statements for such prior periods.  For a description of the reasons for the restatement and the adjustments resulting from the restatement for the three and nine months ended September 30, 2004, see Note 2 to the consolidated financial statements included in this Form 10-Q.  For information about the restatement of other periods, see Notes 2 and 13 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements” in such Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable and contingencies and litigation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                  Revenue recognition on long-term service contracts:  We recognize revenue on long-term identification and driver license production contracts using primarily a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. Prior to publicly reporting results, our practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary.  Revisions to our estimates have been less than 0.5% of total revenue in every period reported in 2002, 2003 and 2004 (since the LGP transaction).  Any estimated amounts are included in unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

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

•                  Impairments and estimation of useful lives of long-lived assets: We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10%, we believe there would be no material impact on the reported value of long-lived assets on our condensed consolidated balance sheets. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

•                  Inventory valuation: Inventory consists primarily of consumable supplies that are used in the production of driver licenses and products held for resale to customers. We value inventory at the lower of cost or market value (which lower amount is the net realizable value). We reduce the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•                  Reserves for uncollectible accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review, and adjust when appropriate, our allowance for doubtful accounts on at least a quarterly basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If our estimate of uncollectible accounts were too low by 10%, there would be no material impact on the reported value of accounts receivable on our condensed consolidated balance sheets.

•                  Contingencies and Litigation:  We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position.  We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, Accounting for Contingencies.  If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Results of Operations

During the three and nine month periods ended September 30, 2004, we invested in capital equipment and software development for several new programs, including programs based in Florida, Mexico, and Alabama which caused our working capital to decrease for the periods. Two of these three programs began to contribute revenue in the second half of 2004 and all of these programs are expected to be fully deployed in 2005. Operating results were negatively impacted by lower margins (resulting from sales mix, depreciation as a higher percentage of revenue, competitive pricing, inventory reserves, and lower yields on new products) as well as charges for Sarbanes-Oxley compliance, increased spending on our restatement, litigation settlement charges, and impairment charges.

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004 (Restated)	2003 (Restated)
Revenue:
Service	85%	87%	79%	83%
Product and subscription	15	13	21	17
Total revenue	100	100	100	100
Cost of revenue:
Service	51	47	47	45
Product and subscription	7	7	14	10
Total cost of revenue	58	54	61	55
Gross profit	42	46	39	45
Operating expenses:
Sales and marketing	13	12	12	14
Research, development and engineering	8	6	8	9
General and administrative	32	25	26	22
Total operating expenses	53	43	46	45
Operating income (loss)	(11)	3	(7)	0
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	0	0	0	0
Total other income, net	1	1	1	1
Income (loss) before provision for income taxes	(10)	4	(6)	1
Provision for income taxes	0	0	0	0
Net income (loss)	(10% )	4%	(6% )	1%

Revenue

Total revenue was $23.5 million and $70.7 million for the three and nine month periods ended September 30, 2004, respectively, compared to total revenue of $22.3 million and $66.6 million for the three and nine month periods ended September 30, 2003, respectively. The changes in total revenue between the comparable three and nine month periods of 2004 and 2003 resulted primarily from an increase in our product and subscription revenue for the period.

Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, including driver license issuing authority customers, we anticipate our current contracts as of September 30, 2004 to generate more than $270 million in revenue during the life of such contracts, currently expected to be up to eight years.  We consider as backlog production volumes reasonably expected to be achieved under currently existing contractual terms, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.  However, there can be no assurance that our backlog will result in actual revenue in any particular period, because our backlog includes contracts that extend for several years, during which time they could be cancelled or suspended.  Anticipated revenues from long-term contracts may cover periods as long as eight years, and in many instances such contracts may be terminated by the customer throughout the period.  We may never realize revenue on contracts included in our backlog or the timing of such recognition may change because the contract could be reduced, modified, or terminated early or the project schedule could be changed.

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. Revenue from international customers was $4.6 million and $15.7 million for the three and nine month periods ended September 30, 2004, respectively, compared to $2.9 million and $11.2 million for the three and nine month periods ended September 30, 2003, respectively. International sales during the nine month period ended September 30, 2004 represented approximately 22% of our total revenue. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause noticeable spikes in quarterly revenue and variations in gross profit trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of the international customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

Service.    Service revenue consists primarily of card production on a price-per-card basis, software development services, and hardware and software maintenance. The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements. Service revenue is an umbrella category consisting of both service revenue and contract-based service revenue. The distinction between these two subcategories is that service revenue is generated from long-term identification and driver license production contracts, while contract-based service revenue is generated from other long-term, time-and-materials service contracts.

Service revenue was $20.0 million and $55.5 million for the three and nine month periods ended September 30, 2004, respectively, compared to $19.5 million and $55.4 million for the three and nine month periods ended September 30, 2003, respectively. The $0.5 million or 3% increase for the three month period resulted from increased issuance revenue from program transitions (the addition of programs based in Mexico, Florida, and Latvia partially offset by the loss of programs based in Oklahoma, Alaska and Maryland).  The $0.1 million increase or relatively flat revenue for the nine month period ended September 30, 2004 was primarily the result of increased services provided under our long-term contract with the international consortium of central banks.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to various software products.

Product and subscription revenue was $3.5 million and $15.1 million for the three and nine month periods ended September 30, 2004, respectively, compared to $2.8 million and $11.2 million for the three and nine month periods ended September 30, 2003, respectively. The $0.7 million or 24% increase for the three month period and $3.9 million or 35% increase for the nine month period ended September 30, 2004, respectively, as compared to the corresponding three and nine month periods of 2003, were due primarily to the delivery of a large, international film-based system to a customer, the sale of equipment to a domestic customer, and the license and related revenues for intellectual property rights to international customers.

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

Cost of service revenue was $11.9 million and $33.2 million for the three and nine month periods ended September 30, 2004, respectively, compared to $10.5 million and $29.9 million for the three and nine month periods ended September 30, 2003, respectively. The $1.4 million or 14% increase for the three month period and $3.3 million or 11% increase for the nine month period ended September 30, 2004, respectively, as compared to the corresponding three and nine month periods of 2003 were primarily the result of inventory charges taken during the second quarter of 2004 and unexpectedly high yield losses during the start-up production of a new product.  We also experienced generally higher costs to deliver support and maintenance for existing programs.  Field operations employees totaled 142 and 147 at September 30, 2004 and 2003, respectively.

Product and subscription.    Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue was $1.8 million and $10.1 million for the three and nine month periods ended September 30, 2004, respectively, compared to $1.5 million and $6.4 million for the three and nine month periods ended September 30, 2003, respectively. The $0.3 million or 22% increase for the three month period and $3.8 million or 59% increase for the nine month period ended September 30, 2004, respectively, as compared to the corresponding three and nine month periods of 2003 were the result of increased material costs in connection with the delivery of the large international film-based system to one customer during the three and nine month periods ended September 30, 2004 noted above. This large delivery had particularly low margins. We also sold quantities of older or expiring film at low or no margins during the second quarter which drove up costs and reduced margins for the three and nine month periods ended September 30, 2004.

Gross Profit

Overall gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2004 was 42% and 39%, respectively, compared to the 46% and 45% for the three and nine month periods ended September 30, 2003.  The decrease in gross profit as a percentage of revenue was primarily related to the following factors:

•                  inventory and program asset charges related to excess, obsolete, and slow-moving inventory;

•                  an unfavorable revenue mix during the first half of the year, including low margin revenues from follow-on film sales into a foreign voter identification project and some domestic equipment sales;

•                  cost overruns in a driver license issuance system in the first half of the year; and

•                  higher depreciation charges originating from the capitalized costs related to hardware, software, and delivery activities in the deployment of new contracts and upgrades to existing contracts.

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

Operating Expenses

Sales and marketing.    Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.1 million and $8.5 million for the three and nine month periods ended September 30, 2004, respectively, compared to $2.7 million and $9.1 million for the three and nine month periods ended September 30, 2003, respectively.  Although sales and marketing expenses increased slightly during the three month period ended September 30, 2004 as compared to the corresponding three month period of 2003, the overall decrease for the nine month period ended September 30, 2004 as compared to the corresponding nine month period of 2003 generally resulted from managing costs effectively within the group, in particular by tightening controls on spending.  The $0.4 million or 12% increase for the three month period ended September 30, 2004 as compared to the corresponding three month period of 2003 resulted primarily from recent additions of resources in our watermarking business and $0.3 million of impairment charges related to a technology investment. The $0.6 million or 7% decrease for the nine month period ended September 30, 2004 as compared to the corresponding nine month period of 2003 resulted primarily from managing costs as mentioned above.  Starting in 2003, we reduced many of the overhead and variable costs within sales and marketing by consciously making strategic spending decisions.  These efforts have resulted in targeted spending for critical areas, yielding lower overall spending within the function.  Sales and marketing employees totaled 58 and 52 as of September 30, 2004 and 2003, respectively. Although overall sales and marketing expenses are relatively flat for the quarter, we have recently added resources to the marketing area of our watermarking business and have added experienced sales resources to help expand opportunities in identified markets in our identification systems business. We also anticipate that we will continue to invest at or slightly above the current run rate in sales and marketing for the foreseeable future.

Research, development and engineering.    Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $1.9 million and $5.2 million for the three and nine month periods ended September 30, 2004, respectively, compared to $1.4 million and $6.0 million for the three and nine month periods ended September 30, 2003, respectively. The $0.5 million or 35% increase for the three month period ended September 30, 2004 as compared to the same three month period of 2003 generally came from new product initiatives within our ID systems business, such as card development and products we are developing for a channels sales strategy.  The $0.8 million or 13% decrease for the nine month period ended September 30, 2004 as compared to the same period of 2003 generally came from managing costs effectively, as mentioned above, which includes limiting travel costs and controlling discretionary spending.  We anticipate that we will continue to invest at the current run rate or more in product research, development and engineering for the foreseeable future.  Research, development and engineering personnel totaled 115 as of September 30, 2004 and 2003.

General and administrative.    General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal, human resources and other professional fees, and depreciation and amortization expense not directly associated with programs. General and administrative expenses were $7.4 million and $18.5 million for the three and nine month periods ended September 30, 2004, respectively, compared to $5.4 million and $14.6 million for the three and nine month periods ended September 30, 2003, respectively.

The $2.0 million or 38% increase for the three month period ended September 30, 2004 as compared to the corresponding three month period of 2003 resulted primarily from:

•	a total charge of $0.4 million to settle litigation against the Company by a former president and chief executive officer of the Company in the form of common stock and cash;

•	increased consulting and professional fees of $0.3 million associated with our ongoing accounting and restatement review;

•	incremental costs related to third party services in support of our efforts to comply with the Sarbanes-Oxley Act of 2002; and

•	incremental charges related to the provision for uncollectible accounts receivable and uncollectible notes receivable of $0.4 million.

The increase in general and administrative expenses was partially offset by a decrease in amortization charges related to intangible assets compared to the prior year.

The $3.9 million or 27% increase for the nine month period ended September 30, 2004 as compared to the corresponding nine month period of 2003 resulted primarily from the same factors as mentioned above.

General and administrative employees totaled 63 and 53 as of September 30, 2004 and 2003, respectively. We incurred an increase in general and administrative expenses in the three and nine month periods ended September 30, 2004 as a result of our implementation of provisions of the Sarbanes-Oxley Act of 2002, particularly those related to Section 404 concerning management’s assessment of internal controls.  Our general and administrative expenses also increased because of the legal and other professional fees related to the accounting review and restatement of our previously reported financial statements.  We expect general and administrative expenses will remain at increased levels in future periods primarily due to the legal and other professional fees related to the foregoing matters, as well as the recently filed shareholder derivative lawsuits, and the increased accounting, audit and legal fees related to our compliance with Section 404.  We also expect such expenses to increase in future quarters because we anticipate that we will continue to invest in our finance and information technologies organizations and the operational infrastructure at our identification systems business.

Amortization of intangible assets.  We account for intangible assets resulting from acquisitions in accordance with FASB Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets.  These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life.  As a result, in December 2001 we recorded $29.5 million of intangible assets related to the acquisition of certain assets and certain liabilities from Polaroid and affiliates.  These intangible assets were set up to amortize over a 12-year period, representing the expected useful life.  Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors.  Amortization of intangible assets is included in general and administrative expenses in the statements of operations.

Stock based compensation.    Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. Stock-based compensation expense of $0.3 million and $1.2 million was recorded for the three and nine month periods ended September 30, 2003, respectively, with no expense recorded during the comparable periods in 2004. Stock-based compensation is included in the respective statements of operations expense categories for the employees to which it applies. These expenses were recorded to the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Sales and marketing	$—	$74,000	$—	$273,000
Research, development and engineering	—	13,000	—	235,000
General and administrative	—	229,000	—	670,000
	$—	$316,000	$—	$1,178,000

Total other income, net.    Total other income, net consists primarily of interest received and paid. Total other income, net was $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2004, respectively, as compared to $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2003, respectively. The $0.1 million increase for the three month period and $0.2 million increase for the nine month period ended September 30, 2004, respectively, as compared to the corresponding three and nine month periods of 2003 resulted primarily from higher average cash balances that originated from the private placement offering in the third quarter of 2003, higher  interest earning balances and higher interest rates during 2004.

Provision for Income Taxes.  The provision for income taxes primarily reflects expected tax expense from profitability in foreign jurisdictions and to a lesser extent state income taxes.  We have available net operating loss carryforwards and, as such, have included no provision for U.S. federal and state income tax reporting purposes.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents, restricted cash, and short-term investments of $55.9 million, representing a decrease of approximately $22.7 million from $78.6 million at December 31, 2003. The decrease primarily resulted from investments in significant new program implementations, in particular in Florida, Mexico, and Alabama. As of September 30, 2004, $0.2 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. However, due to the losses incurred to date and the projected losses for the year, we were required to increase our restricted cash during the fourth quarter to $8.3 million and to classify it as long-term.  Working capital at September 30, 2004 was $64.8 million, compared to working capital of $89.3 million at December 31, 2003. The decrease in working capital resulted primarily from investments made in the new Florida, Mexico, and Alabama programs that we anticipate will contribute to revenue growth in the second half of the year and early 2005.

The $9.2 million of cash provided by operations for the nine months ended September 30, 2004 resulted from a net loss of $4.5 million, offset by non cash items related to depreciation and amortization of $9.7 million, a decrease in restricted cash of $1.7 million, along with an increase in other liabilities of $1.0 million and accrued payroll and related costs of $1.2 million. Cash provided by operations was negatively impacted by an increase in trade and unbilled accounts receivable, net of $2.3 million. The $19.3 million of cash provided by operations for the nine months ended September 30, 2003 was positively impacted by $0.8 million of net income for the period, a decrease in restricted cash of $10.7 million, depreciation and amortization of $7.9 million, a decrease of trade unbilled accounts receivable, net of $2.0 million, and stock-based compensation expense of $1.2 million.  Cash provided by operations for the nine months ended September 30, 2003 was negatively impacted by a decrease in accounts payable of $3.9 million.

The $12.9 million of cash used in investing activities for the nine month period ended September 30, 2004 primarily related to $32.0 million for the purchase of property and equipment, including capitalization of labor costs, partially offset by $19.0 million in net sale or maturity of short-term investments. We also acquired approximately $0.1 million of fixed assets during 2004 through capital lease arrangements. The $16.2 million of cash used in investing activities for the nine months ended September 30, 2003 was related primarily to the purchase of property and equipment of $11.0 million, including capitalization of labor costs, and $5.2 million net purchases of short-term investments.

The $1.8 million of cash provided by financing activities for the nine month period ended September 30, 2004 resulted primarily from the issuance of common stock. On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to us. The remaining proceeds resulted from the issuance of stock related to our stock incentive plans. The $27.2 million of cash provided by financing activities for the nine months ended September 30, 2003 primarily related to the issuance of stock and warrants to purchase common stock in our private placement transaction completed on August 25, 2003, which yielded approximately $23.7 million to the Company.  The remaining $3.5 million related to the issuance of common stock through our stock incentive plans.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $11.1 million as of September 30, 2004, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.6 million as of September 30, 2004, are payable in monthly installments through 2007.

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we expect that we will continue to utilize cash in the upcoming few quarters as we complete our program implementations in Florida, Alabama and Ohio and build inventory levels for these programs and the Mexico program as such programs reach full production.  We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months, although we expect that investments in new programs during the fiscal year ending December 31, 2004 will exceed cash from operations through the end of the year. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements.  However, in the event that we were to win contracts requiring significant capital investment, we may need to seek additional financing.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. We are currently evaluating the provisions of FAS 151 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25.  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  Statement No. 123(R) is effective for all stock-based awards granted on or after July 2005.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123.  The Company is currently assessing the impact of adopting Statement 123(R) to its consolidated results of operations.

Risk Factors

Our business, financial condition, results of operation and cash flows may be impacted by a number of factors, including the factors set forth below.  The order in which these risk factors are presented does not necessarily reflect their relative significance.

Risks Related to Our Business

We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue

Digital watermarking is a new and developing technology, and our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technologies, products and services, such as digital watermarking, are exposed. These risks include the following:

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

The majority of our revenue is subject to government procurement processes that may involve unpredictable delays and other unexpected changes which might limit our actual revenue in any given quarter

We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and lower profitability.

Because some of our revenue models relating to anticipated products and services are under development, the corresponding anticipated products and services may fail to attract or retain customers, our revenue models and pricing structures may not gain market acceptance, and we may not be able to generate new or sustain existing revenue

Some of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenue will be from government and private-sector customers for providing security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to such customers. We have not fully developed revenue models for certain of our future digital watermarking applications and licensing endeavors. In addition, because some of our products and services are not yet well-established in the marketplace, and because some such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure and marketing for them will be effective. We cannot assure you that our anticipated digital watermarking products and services and licensable intellectual property will be able to compete effectively against other alternative technologies or that we will be able to compete effectively against current or future digital watermarking suppliers in terms of price, performance, applications or other features of their technologies. In addition, as we develop models for generating digital watermarking revenue, these models may not gain market acceptance or may not be sustainable over time, and, as a result, we may not be able to generate new or sustain existing revenue from digital watermarking.

The loss of any large contract may result in loss of revenue and potential acceleration of amortization expense or impairment of intangible assets

Contracts between government agencies and DIDS have varying duration, averaging three to five years in length.  Some contracts we enter into contain cancellation clauses.  In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of intangible assets related to the customer.

We have a history of losses, and we cannot assure you that we will attain sustained profitability, particularly if we were to lose large contracts

We incurred significant net losses from inception through the fiscal year ended December 31, 2002, and during 2004. Our accumulated deficit as of September 30, 2004 was $60.4 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Even though we have achieved profitability in the past, we were not profitable in 2004 and do not expect to return to profitability until after the first half of 2005, if not later.  A return to profitability will depend upon a variety of factors, including the impact of new regulatory mandates requiring us to expense stock options, the amount of costs we incur in connection with our compliance with Sarbanes-Oxley, and the extent of any ongoing expenses that we incur in connection with our restatement and related matters, such as our continuing remediation efforts with respect to financial controls as well as expenses related to litigation and other proceedings that have arisen as a result of the restatement.  In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time.  Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability.  Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins.  Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

Our business and our strategy rely, in part, on deployment of our watermark reader technology by third parties. For example, one form of our watermark reader is commonly deployed in image editing applications (offered by vendors including Adobe, Corel and Ulead) to permit users of these products to read watermarks embedded in imagery, and thereby discern the identities of image owners. Another form of our watermark reader is used in our anti-counterfeiting product offerings. If third parties who include such technology in their products, and other parties who we expect to include such technology in their products, decline to do so, then we would lose a portion of our currently anticipated revenue and we may suffer other adverse affects to our business model.  Although such anticipated revenue amounts are not currently significant, they may be in the future.

Some of the products, services, and licensing of intellectual property that we intend to provide in the future will rely on the successful implementation of our technology, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate entering into agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our efforts to bring our technologies to market would be adversely affected and, consequently, we would not generate revenue as anticipated. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers and, consequently, our anticipated future revenues would decrease.

We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. While we strive to have alternative suppliers provide us with many of our products, a loss of one or more of such suppliers could have a material adverse effect on our ability to perform effectively, if at all, for some of our long-term contracts.

A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations and fixed price terms, as well as a variety of other influences that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly

Our contracts for driver license and other identification issuance systems and their related products typically include terms relating to supplier dependencies, time-based performance, development and delivery schedules and milestones, and other contract terms that may create situations where a customer may assert that we are late in meeting our delivery obligations and that we owe them late penalties, charges or other damages.  Such provisions are common in large scale government contracts at the state and federal levels.  These contracts include installation, customer acceptance and testing, and other delivery and related procedures.  Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts.   If we failed to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims.  Consequently, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations, in addition to other losses, such as harm to our reputation.  Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results.  We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

In addition to our normal price-per-card issuance contracts, we occasionally enter into fixed price contracts.  Fixed price contracts typically consist of agreements to sell entire systems or portions of a system for an agreed upon price.  These contracts normally do not have clauses that allow for recovery of cost overruns.  Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. We have experienced low margins or losses on such contracts in the recent past. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts. A material percentage of our revenues are derived from fixed price contracts and our reliance on fixed price contracts may grow.

A significant portion of our business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency.  Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue that may not be subject to future renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all.  Our failure to be able to provide such performance bonds may preclude our ability to bid on new government contracts or maintain our existing contracts for the entirety of their full terms.  The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause our quarterly results to fluctuate and anticipated revenue to decrease significantly.

We may decline to pursue new, or renew existing, business opportunities in secure identification markets due to objectionable terms required by the contracting agencies, or we may agree to objectionable contract terms for competitive reasons.

Government agencies sometimes insist on unduly onerous terms in their contracts with vendors of secure identification issuance systems.  For example, it is customary for state agencies to require that a vendor fund the capital-intensive initial deployment of a driver license issuance system (the costs of which the vendor normally recoups over the life of the contract in per-card fees), while reserving the right to terminate the contract.  Similarly, in connection with intellectual property rights, a contract may require that our pre-existing issuance system software be written in a different language and a state may then argue that it falls within the class of works for which it owns the copyright, enabling the state to turn the Digimarc-authored software over to one of our competitors, dedicate it to the public domain, or otherwise use the software in a manner detrimental to our business.  Objectionable contract terms may lead us to decline to bid on identification issuance systems to new customers, or to decline to retain business with customers we have historically served, which could reduce our market share and lower our revenues or profits.  In addition, if we decline to retain business with customers we have historically served, it could result in the accelerated depreciation of intangible assets.  Alternatively, we may decide to accept at least some level of objectionable terms rather than cede an important contract to a competitor, which could also lower our revenues or profits.

Products that we are developing for new secure identification markets and components and subsystems markets may not be accepted as quickly as we have projected or at all, which may negatively impact our revenues, margins, earnings and stock price

We have invested significant time and resources in product development activities for new secure identification markets, including designing and building numerous enhancements to our driver license systems and improving our cards’ ability to withstand intrusions or alterations without detection. If we do not experience a timely, positive reaction from issuing authorities to our new offerings, our projected revenues, margins and earnings may be negatively impacted and, consequently, the future market price of our common stock might experience significant volatility.

In addition, we are developing new sales channels in domestic and foreign markets for certain components and subsystems of our domestic driver license solutions. During 2004 we increased our initiatives in these areas and anticipate continuing to do so in future periods. We believe these new sales channels may contribute significantly to our future results, as our products get placed into other programs and start generating recurring revenue streams. However, given that this is an emerging area of our business, involving significant time and effort in connection with the development of new products and distribution relationships, there are ongoing risks that these market areas will not develop in the manner or along the timeline that we are projecting, or at all, resulting in significant costs and expenses without corresponding increases in any revenues and profits.

Our identification systems business expects to experience variability in gross margins

Our DIDS business will likely experience variability in gross margins on its contracts due to numerous factors, including, among other things, the following:

•                  Pricing pressures in competitive bids, and contract renewals and contract extensions;

•                  Variations in costs of materials and manufacturing variances;

•                  Varying levels of efficiency of our workforce in delivering, implementing, and servicing contracts;

•                  Seasonality of issuance volumes;

•                  Sales mix related to card issuance revenues compared to product sales;

•                  Sales mix related to domestic sales compared to international sales;

•                  Sales mix related to adoption of new products compared to sales of current products;

•                  Strategic decisions on new business; and

•                  Depreciation and amortization of capitalized project costs related to new or upgraded programs.

The numerous factors affecting gross margins make such margins complex and difficult to predict.  We are continually refining our predictive tools and increasing our understanding of what drives these various factors.   However, we nevertheless expect to experience fluctuations in our future operating results as a result of the variability in margins on DIDS business contracts.

Recent and ongoing leadership and staffing changes may result in disruptions and inefficiencies in our business during transition periods, may require process changes in our business, and will likely cause additional costs to our business before benefits from such changes may be realized

During the second quarter of 2004, we made significant changes in our management and staff as a result of a detailed review of our business processes.   Many of these changes were initiated following the hiring of our new Chief Financial Officer in June 2004 and other senior managers, and in conjunction with the continuing implementation of our new accounting and material requirements planning systems and work on Sarbanes-Oxley compliance. In addition, our Chief Operating Officer assumed direct control and responsibility for our identification systems business on an interim basis in order to make day-to-day improvements to the efficiency, effectiveness, and predictability of its operations. Meanwhile, we are recruiting for a permanent president of the DIDS business.  While we anticipate that these changes in leadership and staffing will improve operations, there is a risk that these changes may disrupt the operations of our business and, consequently, may result in some short-term inefficiencies as personnel complete their transitions and new leaders implement their new plans and procedures. We also expect that these changes may require further modifications of our finance and business processes and will likely cause additional costs to our business in the short term before any benefits from such changes, if any, may be realized.

We may encounter significant employee turnover that could reduce our ability to sell, deliver, and support future commitments.

Due to concerns related to our restatement, late SEC filings, possible delisting from the Nasdaq National Market, shareholder litigation and the SEC’s informal inquiry, we could encounter significant departures of key employees from the Company.  While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs, thus impairing our ability to meet commitments and sustain revenue.   In addition, these events may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ.  These uncertainties also could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, current employees may seek future employment with our business partners, customers or competitors.  Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.  Any of these events could have a material adverse effect on our financial and business prospects.  For more information about the shareholder litigation and the SEC’s informal inquiry, see Item 1 of Part II of this Form 10-Q.

We depend on key employees for our future success due to the high level of technical expertise that our industry requires and the loss of any of them could delay projects or undermine customer relationships

Our success depends to a significant extent on the performance and continued service of our senior management. Except for our Chief Executive Officer, our senior management do not have employment agreements. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. The loss of the services of any of our senior management or any of our other key employees could delay projects or undermine customer relationships.

If we are not able to retain, hire or integrate qualified personnel, we may not be able to deliver the products and services that our customers require

Our ability to develop, market, sell and license successfully our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace.  Similarly, without the continued contributions of our key finance personnel, we believe that our ability to meet our reporting obligations and operate successfully as a public company may be limited.  We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment.  Our business is also based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered.

We are engaged in litigation from time to time which is unpredictable and can lead to unplanned expenses

From time to time we are engaged in litigation with third parties. For example, we currently are engaged in litigation relating to the initial public offering of our securities, one case involving an alleged improper grant of a driver license contract to a competitor, and various other routine actions, in addition to the class actions filed against us in connection with our recently announced accounting errors.  Litigation typically is an expensive process and, due to its inherent uncertainties and because the settlement and trial preparation processes are lengthy and potentially inconclusive, the ultimate cost and outcome of such matters cannot be predicted.  As a result, while we believe that litigation often is necessary to preserve the interests of our company, it also can lead to additional expense and thus lower profits to our business without generating offsetting and lasting benefits.

We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could reduce the perceived valuation of the company and result in a lower stock price

Our success depends in part on licensing our proprietary technologies. To protect our growing intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company.

We face risks associated with our patent position, including the potential and sometimes actual need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents, and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights, or may cause us not to file for, or pursue, patent protection for all of our inventive technologies in jurisdictions where they may have value. Some governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price.

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

Some of our contracts include provisions by which we assure non-infringement of third-party intellectual property rights. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or we may be sued by the party allegedly infringed upon, our exposure could be large, and we may incur significant litigation, settlement, or judgment expenses. Similarly, as we seek to broaden the number of companies licensed under our patent portfolio, some may seek contractual assurances that we will pursue—by litigation if necessary—their competitors who use our patented technology but are not licensed to do so. Compliance with any such contract provisions may require that we pursue litigation where our costs exceed our likely damages award.

We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured even though we rely on some of these technologies for our products.

We have registered “DIGIMARC”, “MARCSPIDER”, “MEDIABRIDGE”, “IMAGEBRIDGE”, “PICTUREMARC”, and the “D” logo, among other marks, as trademarks in the United States as well as other countries.  We are pursuing the registration of “DIGIMARC” in additional countries, and we are pursuing the registration of certain other trademarks including ”IDMARC”, “EXIAN” and “CENTRIAN”.    However, our tradenames or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademark “Digimark” and the domain names “Digimark.com” and “Mediabridge.com” have been registered by unrelated companies. While we have put in place formal arrangements for co-existence with one of these unrelated companies, and while we have co-existed successfully to date with the other, if we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity.

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

The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business

Our business relies on computers and other information technologies, both in-house and at customer and vendor locations.   In addition, many of the systems we sell manage private personal information and protect information involved in sensitive government functions.  The protective measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures used in these systems could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers.  If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts.  Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes

Products and systems as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in existing or new products, which could result in delays in the development and implementation of products and systems, loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service and warranty costs. Furthermore, we often provide implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. The performance of these products typically involves working with sophisticated software, computing and communications systems. Our inability to meet customer expectations or project milestones in a timely manner could also result in a loss of, or delay in, revenue, loss of market share, failure to achieve market acceptance, injury to our reputation, increased costs and potential claims of breach of contract and compensatory and/or liquidated damages.

Because many customers rely on our products for critical security applications, defects or errors in our products or services might discourage customers from purchasing future products and services. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant and decrease our profits.

As our watermarking solutions are more broadly deployed by our customers, our potential exposure to litigation may increase. For example, as we provide technology solutions to customers, our offerings may face product liability or intellectual property infringement claims (as is the possibility with any technology), either alone or in conjunction with our customers.

If our operating structure is not effective, or if we are required to restructure to address changes in our business, we may encounter higher expenses and reduced margins

As of September 30, 2004 we had 378 employees and 186 contract workers.  To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Digital Watermarking and the second of which is ID Systems, both of which are overseen by a corporate staff. While our management anticipates that this operating structure will facilitate effective management of the continuing growth and expansion of our business, we have had setbacks recently at the operating-unit leadership level, and we cannot assure you that the operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may have reduced earnings from doing so and we may never achieve any of the benefits that we might anticipate from such acquisitions

From time to time we may acquire other businesses, assets and technologies. Such acquisitions involve certain risks. We may not be able to identify, negotiate or finance any future acquisition successfully. We may incur additional or one-time charges related to the pursuit of acquisitions or restructurings or other matters in connection with acquisitions. Other than the acquisition of LGP in 2001, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties (like those experienced with the LGP acquisition) and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business, technology or other asset with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible and other acquired assets. Any of these may result in reduced earnings and cause our stock price to decline. Our due diligence of acquired companies may fail to reveal material risks or liabilities. Additionally, in order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, and we may not be successful in doing so on satisfactory terms. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

As international customers have accounted for approximately 22% of our total revenue during the nine months ended September 30, 2004, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth

We expect revenue from sales of products and services to governments and other customers outside the U.S. to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks, including the following:

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

We generally do not invoice our foreign sales in U.S. dollars, and, consequently, we are materially exposed to currency exchange fluctuations.  We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts, collared options, currency swap agreements or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

Risks Related to the Restatement of Our Prior Financial Results and Internal Controls

We have identified certain issues relating to our controls and procedures, which, if not remedied effectively, could impede our ability to run and monitor our business

Management concluded that certain problems in our internal controls and procedures resulted in the restatement of our financial statements and the inability to timely file reports with the SEC that constitute material weaknesses as of September 30, 2004. We made this determination in consultation with the audit committee of the Company’s board of directors. We have acted promptly to address these issues and are engaged in an ongoing design and implementation process of new and enhanced controls and procedures. If we are unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design, implementation and testing of our enhanced controls environment, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC.  Further, any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our compliance with disclosure and listing requirements, and if they were to lead to a financial loss, could negatively affect the results of our operations and financial condition. For more information about the material weaknesses in our internal control over financial reporting, see Item 4 of this Form 10-Q.

We were not successful in meeting the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 in a timely basis and the market price of our common stock and our regulatory compliance may be adversely affected as a result.  Moreover, our assessment of the effectiveness of our internal control over financial reporting as required by Section 404 has identified additional issues relating to our internal controls and will result in an attestation with an adverse or disclaimed opinion from our independent registered public accounting firm, which may adversely affect the market price of our common stock.

We are currently evaluating and testing our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  In order for management to issue its report on our internal control over financial reporting, we must document both the design of our internal control over financial reporting and the operating effectiveness of our controls and procedures.  Our management has undertaken the necessary processes and procedures for issuing its report.  However, the focused application of critical resources to our separate and on-going accounting review and the preparation of filings with the SEC reflecting the restatement have had a significant impact on our Section 404 compliance efforts.  Moreover, our on-going accounting review has resulted in remediation efforts with respect to some of our accounting processes, in particular with regard to project accounting at DIDS.  We cannot be certain at this time as to the timing of the completion of our evaluation, testing and remediation actions (as necessary or appropriate) or the impact these activities will have on our operations.  Upon the completion of our remaining testing and documentation, internal control matters that we discover may need or may require additional remediation efforts, which may require establishing, implementing and testing additional controls, the time and cost of which are not presently known.  As a result of our failure to meet our compliance and reporting obligations, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, and further review by The Nasdaq Stock Market, Inc. (“Nasdaq”), which may result in the delisting of our common stock from the Nasdaq National Market.  Any such action could adversely affect the market price of our common stock.

Our internal control assessment will confirm material weaknesses in our internal control over financial reporting that we have disclosed in this Form 10-Q and may identify additional issues relating to our internal control over financial reporting. Consequently, we expect our assessment will result in an attestation report with an adverse opinion, or a disclaimer of an opinion, from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  Any such consequences of our Section 404 assessment could have an adverse effect on investor perceptions of the Company and cause a decline in the market price of our common stock.

We are investing significant time and resources to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which may increase our operating expenses and reduce our profitability in the near future

Changes in the laws and regulations that have recently been enacted, including provisions of the Sarbanes-Oxley Act of 2002, are likely to continue to increase our expenses as we devote resources in response to them. For example, we already have deployed significant resources to document, implement and test our financial processes as part of our implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, and we expect to incur additional time and expenses as we meet the requirements under Section 404 for our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Moreover, compliance with these rules could also cause us to further modify our existing review processes or divert our management’s time and attention away from otherwise running our business, either of which could result in our company experiencing additional costs and expenses without corresponding increases in revenue. Consequently, as we take steps to further improve and strengthen our financial management and controls, we anticipate corresponding increases in our operating expenses that may reduce our profitability in the near future.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations

We announced in September 2004 that we likely would be required to restate certain previously reported financial statements and that such financial statements should no longer be relied upon until such time as we completed our review of certain possible accounting errors.   Following this announcement, three class action lawsuits were commenced against us and certain of our current and former officers by persons claiming to have purchased or otherwise acquired our securities at specified dates.  In addition, two purported shareholder derivative lawsuits were filed against the Company and certain of our officers and directors, claiming that certain of our officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company.  Moreover, a letter was mailed to the chairman of the Company’s board of directors by a law firm purporting to represent a shareholder of the Company demanding that the board commence an investigation and civil action against designated current and former directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties.  Additional lawsuits may be filed against us.  Finally, we have received a notice from the staff of the SEC stating that it is conducting an informal inquiry relating to our previous announcement that we were restating our prior financial results.  The inquiry focuses on the errors made in the capitalization of certain software and other project costs.  The staff has requested that we voluntarily produce documents and information related to its inquiry, and we are cooperating with the staff’s request. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements, and cooperating with the SEC’s requests, will likely require significant time, attention and resources of management, which may adversely affect our business, results of operations and financial condition.

Our response to the foregoing legal matters will likely result in significant future legal expenses, some of which will not be covered by insurance.  Predicting the resolution of legal claims is inherently uncertain.  Accordingly, it is not possible to state with certainty the remedies that may be sought or obtained in the foregoing legal proceedings.  There is a risk that these proceedings could have a material impact on the Company’s financial performance or its business in the future.

If a judgment were to be entered against the company and our director and officer liability insurance was inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition

Our director and officer liability insurance policies provide liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors up to prescribed policy limits. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. In addition, if this insurance coverage becomes unavailable to us or premiums increase significantly in the future, it could make it more difficult for us to retain and attract officers and directors and could expose us to potentially self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance.

We could face adverse consequences as a result of our late SEC filings and the restatement of our historical financial statements

We failed to timely file this Form 10-Q and our Form 10-K for the year ended December 31, 2004.  In addition, our 2004 Form 10-K does not include the report on management’s assessment of the effectiveness of internal control over financial reporting or the related attestation reports of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act.   We intend to file an amendment to our 2004 Form 10-K that includes such reports within 45 days of the initial filing deadline for such Form 10-K.  As a result, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability, or increase the costs and complexity of our efforts, to raise funds in the public markets should we desire to do so during this one year period.  In addition, if we are unable to remain current in our financial filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act.  These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The restatement and late SEC filings have resulted in negative publicity and a Nasdaq delisting proceeding, and may have a negative impact on the market price of our common stock. The effects of the restatement and late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Any of these losses could have a material adverse effect on our financial and business prospects.

Risks Related to Our Industry

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed

Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and governmental standards, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of certain products and services could be delayed.

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

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and our revenue growth may be diminished

Many of our business endeavors, such as our licensing of intellectual property in support of audio and video and copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may make achieving our business objectives difficult or impossible, potentially diminishing our anticipated revenue growth as a result.

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. As we expand the applications for our technologies, we will experience more competition from products and services that are substitutes for our applications. Because our digital watermarking business is new and emerging, we also may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

•               Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, which is being used in photo identification credentials, labels and tags;

•               Internet technologies—numerous existing and potential Internet access and search methods are competitive with the Digimarc MediaBridge system and the searching capabilities of Digimarc ImageBridge;

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

In addition, as we more broadly apply our digital watermarking technologies to the Internet through new commercial solutions applications, we may begin to compete with a wide range of other types of companies beyond those companies using digital watermarking technologies and alternative technologies. Moreover, many of the companies that currently compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and national or international in scope and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We cannot assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

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

Terrorist attacks and threats of, or actual, war may negatively impact all aspects of our operations, revenue, costs and stock price

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

Risks Related to Our Common Stock

Our future quarterly operating results may not meet our, our analysts’ or our investors’ expectations or predictions and may fluctuate significantly, which could decrease our stock price or subject our stock price to volatility.

Our quarterly operating results have fluctuated significantly in the past and may do so in the future. Our operating results are difficult to forecast because of our limited operating history and the nature and scale of our business. Accordingly, you should not rely on quarter-to-quarter comparisons of our historical results as an indication of future performance or any trend in our performance. If our quarterly operating results do not meet the expectations of analysts or investors, the market price of our common stock will likely decline.

Our quarterly results may fluctuate in the future as a result of several factors, many of which are outside our control, including, among other things:

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

•              The unpredictability and irregularity of our revenue from government contracts due to political factors, budgetary appropriations, resident migrations, changes in driver license expiration periods, card renewal seasonal effects (particularly in the fourth quarter of each year when license renewals are lower), purchasing and delivery constraints, potential cost overruns, or delays in contract implementation or performance resulting in damages having to be paid for such delays;

•              The timing of future licensing revenue;

•              The costs associated with marketing arrangements that we enter into during early market development;

•              The manufacturing yield losses that we may incur as we develop new products;

•              Excess and obsolete inventory adjustments and charges that we determine may be appropriate at the termination of government contracts or during the course of those contracts; and

•              The failure of or delay in efforts to establish industry standards involving watermarking.

In addition, because the market demand for certain of our products and services is new and rapidly evolving, it is difficult for us to predict certain aspects of our future financial results. Much of our research and development, sales and marketing efforts and business expenditures are based in part on our predictions regarding developments involving counterfeiting and piracy, as well as other security and intelligence needs, and on our estimates as to the use of digital watermarking as a solution to those problems. To the extent that these predictions and estimates prove inaccurate, our actual revenue and operating results will fluctuate from our anticipated results, which could decrease our stock price or increase the volatility of our stock price.

Our common stock may be delisted from the Nasdaq National Market, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders

On November 10, 2004, we were advised by Nasdaq that our common stock may be delisted from the Nasdaq National Market because we were no longer in compliance with Nasdaq’s continued listing requirements as a result of our failure to timely file this Form 10-Q for the quarter ended September 30, 2004.  The Nasdaq Listing Qualifications Panel had determined to continue the listing of our common stock on the Nasdaq National Market provided that we filed this Form 10-Q for the quarter ended September 30, 2004 and our 2004 Form 10-K on or before March 31, 2005, and that we timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before December 31, 2005.  We did not file this Form 10-Q and our 2004 Form 10-K until April 7, 2005.  In addition, our 2004 Form 10-K does not include the report on management’s assessment of the effectiveness of internal control over financial reporting or the related attestation reports of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act.  Although we have requested that Nasdaq continue the listing of our common stock because we believe we are now in substantial compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, there can be no assurance that Nasdaq will grant our request.  If Nasdaq does not grant our request or we fail to timely file such other reports and our common stock is delisted from the Nasdaq National Market, our common stock would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems.  In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares.  In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Anti-takeover provisions in our charter documents could prevent or delay transactions that could be profitable for our stockholders

The anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws may make a change of control of us more difficult, even if a change of control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent changes in management and control of the Company. Under Delaware law, our board may adopt additional anti-takeover measures in the future.

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

In addition, on November 16, 2004, our board of directors authorized and declared a dividend of one right for each outstanding share of our common stock to stockholders of record at the close of business on November 29, 2004, and authorized the issuance of one right for each share of common stock issued by us under certain circumstances in the future.  Each right entitles the registered holder, subject to the terms of the Rights Agreement between us and the rights agent, to purchase from us one one-hundredth of a share (a unit) of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, under circumstances described in the Rights Agreement.  The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment.  The rights will expire at the close of business November 16, 2014 unless earlier redeemed or exchanged.  Until a right is exercised, the holder thereof, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends.  The rights are not immediately exercisable.  Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of beneficial ownership of 15% or more of our outstanding common stock, subject to prior redemption or exchange and subject to exceptions specified in the Rights Agreement, including an exception for certain existing large shareholders that have historically held ownership positions in excess of 15 percent.  Subject to these exceptions, once a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A preferred stock or, at our option, shares of common stock or cash, property or other securities of our company having a market value equal to twice the then-current purchase price, subject to terms and conditions of the Rights Agreement.

Our anti-takeover provisions as well as our Rights Agreement could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us, even though the transactions could be profitable for our stockholders.  In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida, Ohio, Alabama and Mexico, statements regarding anticipated expenses, costs, margins and investment activities in the foreseeable future, statements regarding anticipated revenue to be generated from current contracts and as a result of new programs, statements regarding our profitability in future periods, statements regarding business opportunities that could require that we seek additional financing, statements regarding the existence of international growth opportunities and our future investment in such opportunities, statements regarding the continuance of operational pressures on our identification systems business in future quarters, statements regarding the source of a majority of our future revenue, statements regarding the contribution of new sales channels to our future results, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding the timing of the completion of the design and implementation of new and enhanced controls and procedures, statements regarding the anticipated improvement in operations as a result of recent changes in leadership and staffing, statements regarding the impact on the Company of our restatement, late SEC filings, possible delisting from Nasdaq, shareholder litigation and the informal inquiry by the SEC, statements regarding our expected short-term and long-term liquidity positions, statements relating to the Company’s compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, statements related to the anticipated filing date of the Company’s Form 10-K/A that includes management’s report on internal control over financial reporting and the related attestation reports of the Company’s independent registered public accounting firm and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, inherent limitations in all control systems and related procedures, risks as to litigation and related matters in connection with our restatement of financial results, the actual timing and impact of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the actual filing date of the Company’s Form 10-K/A, changes resulting from any key personnel additions or changes, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends.  All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2003 have not changed materially.

Item 4. Controls and Procedures.

As described elsewhere in this Form 10-Q, we identified during the third quarter of 2004 certain errors in the accounting for software development costs and project capitalization at DIDS, and we postponed the release of our financial results for the quarter ended September 30, 2004 pending the completion of our review of these accounting errors.  We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations.  This review involves a detailed analysis and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements.  During the course of our review, we determined that certain prior period financial statements required restatement.  As a result, the Form 10-K filed contemporaneously with this Form 10-Q includes restated consolidated financial statements as of and for (1) the fiscal year ended December 31, 2003, including each of the quarterly periods in the fiscal year ended December 31, 2003, and (2) the quarterly periods ended March 31, 2004 and June 30, 2004.

In connection with our restatement, we identified and reported to our audit committee the following areas for improvement in our internal control over financial reporting.   These matters constitute “material weaknesses” as defined under standards established by the Public Company Accounting Oversight Board or “PCAOB”.

•                    Inadequate supervision and technical accounting expertise within the accounting and finance department.  There was not adequate supervision and technical accounting expertise within our accounting and finance department. The personnel resources and technical accounting expertise in the accounting and finance department were not sufficient to adequately resolve non-routine matters or complex accounting processes, such as those matters and processes relating to the recording of software capitalization, standard costing, and revenue recognition in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

•                    Inadequate design and implementation of new accounting system.  The new accounting system we began to implement in the second quarter of 2002, and which was placed in service during the fourth quarter of 2003, was not designed or implemented properly.  There was a lack of accounting expertise within our accounting and finance department; as a result our internally developed guidelines were not properly implemented during the setup and configuration of the new accounting system.  Implementation of the new accounting system also was flawed because some of our accounting and finance employees were not properly trained in the use of the new accounting system.   In addition, the new and old accounting systems were not operated in parallel prior to the Company’s reliance on the new system.  Running new and old accounting systems in parallel helps validate that the new system is correctly recording accounting entries.  These implementation issues resulted in errors with respect to fixed assets and inventory, including the duplicate recording of purchases, the capitalization of assets that should have been expensed and the expensing of assets that should have been capitalized.

•                    Inadequate quarterly and year-end financial statement close and review process. For each quarterly and fiscal year-end period, a financial statement close and review process occurs.  Our staffing for the quarterly and year-end financial statement close process was not sufficient, and in some instances, we failed to have adequate management review and supervision over the financial statement close and review process, including timely reconciliation of inventory, tax and accounts payable accounts to ensure our financial statements were prepared in accordance with U.S. GAAP.

•                    Insufficient controls both for determining the nature and types of costs that should be capitalized and for ensuring allocation of costs to particular projects are appropriate.  Controls for determining the nature and types of costs that should be capitalized in accordance with U.S. GAAP, and for ensuring that costs were allocated to appropriate projects, were inadequate, which affected our fixed asset and research and development accounts.  We lacked enough personnel with sufficient expertise in complex software capitalization and project accounting rules under U.S. GAAP and there was not a clear understanding regarding the application of our internal policies in these areas.  Some of our employees who performed accounting functions were not adequately trained and supervised, and there were deficiencies in communication between functional departments within the Company.  Such controls also were insufficient because the documentary support for the historical capitalization of certain software development costs and the system for tracking costs that qualify for capitalization needed improvement, and the detective controls related to the capitalization of internally developed software were not adequate.

•                    Insufficient controls to ensure that various international tax exposures were quantified and properly accrued on a timely basis.  Internal controls related to the quantification and accrual of international taxes incurred by the Company were insufficient.  There was not sufficient staff to properly quantify, accrue, and record such taxes on a timely basis in accordance with U.S. GAAP.  This affected our income tax payable and income tax expense accounts.

•                    Insufficient training and inadequate reconciliation processes for complex revenue recognition requirements primarily related to international transactions.  Training and reconciliation processes related to complex revenue recognition requirements regarding distributor discounts, partial deliveries of goods and the acceptance criteria for shipped goods were insufficient to ensure these transactions were recorded in accordance with U.S. GAAP.  This affected our revenue and our deferred revenue accounts.

•                    Insufficient controls related to system access and segregation of duties. Insufficient internal controls resulted in a lack of segregation of duties among employees.  Users of our new accounting system had access to multiple accounting processes within the system instead of only those processes that were the responsibility of such user.  In the absence of such controls, inappropriate or unauthorized journal entries could be entered into the system.

•                    Inadequacies related to entity-level controls.  Management has concluded that there are deficiencies in the design and execution of our entity-level controls relating to training, job descriptions, managing of employee turnover, application of U.S. GAAP, and communication between departments that constitute “material weaknesses” in our internal control over financial reporting. These deficiencies contributed to the restatement of our previously issued financial statements as discussed herein, delays in compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, and the delayed filing of this Form 10-Q.

Remediation Activities

Digimarc places the highest priority on addressing these matters.  Under the direction of our senior management and the participation and oversight of our audit committee, we have implemented significant changes to our infrastructure and related processes over the past eight months, and continue to address these matters and will make changes as appropriate.  The numbers set forth opposite each identified area for improvement in the chart below correspond to the numbered descriptions of the changes we have implemented, or are in the process of implementing, to improve such areas of our internal controls which appear immediately following the chart.

Identified Areas for Improvement in Internal Controls	Changes Implemented

Inadequate supervision and technical accounting expertise within the accounting and finance department	1, 2, 3, 4, 8

Inadequate design and implementation of new accounting systems	1, 2, 3, 4, 6, 9

Inadequate quarterly and year-end financial statement close and review process	1, 2, 3, 4, 5, 6, 7, 8

Insufficient controls for determining the nature and types of costs that should be capitalized and for ensuring allocation of costs to particular projects are appropriate	1, 2, 3, 4, 8

Insufficient controls to ensure that various international tax exposures were quantified and accrued on a timely basis	1, 2, 4, 7

Insufficient training and inadequate reconciliation processes for complex revenue recognition requirements primarily related to international transactions	1, 2, 4, 7

Insufficient controls related to system access and segregation of duties	1, 2, 9

Inadequacies related to entity-level controls	1, 2, 4, 5

Description of Changes Implemented to Improve Internal Controls

1.                 We hired a new Chief Financial Officer in June 2004 and a number of other personnel and consultants who have expertise in financial controls or accounting, and we are actively recruiting other senior level members of the finance and accounting organization to improve the overall quality and level of experience in our finance and accounting organization.

2.                 We have made, and will continue to make, changes in our finance and accounting organization to provide clearer segregation of responsibilities and supervision with regard to, among others, documentation supporting our quarterly and annual financial statements.

3.                 We have initiated additional training of our management and other employees at DIDS regarding timekeeping practices and other best practices.

4.                 We are implementing an enhanced quarterly and annual financial review close process to include additional analysis and support for the financial accounts.

5.                 We have deployed significant internal and external resources directed at documenting and testing our internal control over financial reporting as contemplated by Section 404 of Sarbanes-Oxley, and such efforts have been helpful in improving our overall process and control environment.

6.                 We have strengthened our inventory management and controls systems and procedures, including those governing the usability and disposition of slow-moving or excess inventories, by performing timely physical inventory counts that reconcile to the general ledger, analyzing historical and expected usage levels, and reviewing manufacturing standard costs.

7.                 We have enhanced our review and documentation of accounting estimates.  This includes changes in people, processes, and documentation in areas such as inventory reserves, allowance for bad debt, long-lived asset impairment analyses, estimated revenue amounts, estimated international taxes, and estimates related to percentage of completion contracts.

8.                 We have continued to implement steps, including changes to our processes and systems, to improve the information flow among the various personnel that have a role in the determination of proper cost capitalization as well as to improve the review and approval process relating to such determination, and we are implementing processes to improve communication among our various functional groups, which include sales, manufacturing, customer support, engineering, accounting, and legal, during the contract negotiation, implementation and fulfillment phases.

9.                 We have established a staff position to implement preventive control procedures related to system access and to monitor and control access to system modules in accordance with appropriate guidelines in order to ensure safeguarding of assets, and are in the process of implementing such preventative controls at the system and procedural levels.  In addition, we have implemented detective controls such as the enhanced review of accounting transactions and financial statements.

We continue to take remedial steps to strengthen our internal controls and enhance our reporting processes.   We will also address items that have been or may be identified through our internal controls assessment under Section 404 of the Sarbanes-Oxley Act of 2002 and related work, which is continuing.

In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we continue the process of documenting and testing our systems of internal controls over financial reporting in order to provide the basis for our evaluation and report on our system of internal control over financial reporting as of the end of our fiscal year.  However, the focused application of critical resources on our separate and on-going accounting review in connection with the restatement of our financial statements is having a significant impact on our Section 404 compliance efforts.   Moreover, our on-going accounting review has resulted in some, and may result in further, remediation efforts with respect to some of our accounting processes, in particular with regard to cost capitalization and project accounting.

Our 2004 Form 10-K does not include the report of management’s assessment of the effectiveness of internal control over financial reporting or the related attestation reports of our independent registered public accounting firm, KPMG LLP, as required by Section 404 of the Sarbanes-Oxley Act.  We currently expect that on or before May 2, 2005 we will file an amendment to our Form 10-K to include both management’s assessment of internal controls over financial reporting and the related attestation reports of our independent registered public accountants.  Given the time requirements necessary to test our processes, there can be no assurance that there will be sufficient time and resources available for us to be fully compliant with the requirements relating to internal controls over financial reporting and other aspects of Section 404 by May 2, 2005. Additionally, due to the nature of and the time necessary to effectively remediate the deficiencies identified, these issues were not being effectively remediated as of December 31, 2004, the date of our assessment of internal control over financial reporting.  As a result, based on the material weaknesses identified, it is currently anticipated that management’s assessment and KPMG’s Report will conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Our current management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted above, we have identified a number of areas for improvement in our internal controls and procedures, as they existed as of September 30, 2004.  Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, and subject to the information set forth in this Item 4, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective based on the matters described in this Item 4. However, subsequent to September 30, 2004, and up to the filing date of this report, we implemented a detailed review and analysis of our accounting records, including a reconstruction of certain accounting records, in support of the financial statements contained herein utilizing consultants with expertise in accounting under the direction of new financial management.  As internal control issues have been identified, management has taken steps to remediate such matters.  If additional internal control issues come to light, management intends to address them promptly.

Other than as described above, since the evaluation date by our management of its internal controls, management does not believe there have been any changes in the internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As described above, we currently are designing and implementing new controls to address the weaknesses identified in our internal controls and procedures.  Notwithstanding these improvements, our internal controls and procedures may not be capable of preventing all instances of error or fraud.  Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are knowledge and resource constraints in any such system, and a large number of complex permutations of facts, circumstances, accounting policies, procedural implications and business practices that must be considered. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the control systems we develop may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The certifications of our principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q.  The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Beginning in September 2004, three purported class action lawsuits were commenced against us and certain of our current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired our securities during the period from April 17, 2002 to July 28, 2004.   These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004.  The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we had discovered errors in our accounting for software development costs and project capitalization and other project cost capitalization accounting practices at our DIDS business unit, and that we likely would be required to restate our previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004.  Specifically, these actions allege that we issued false and misleading financial statements in order to inflate the value of Digimarc stock, which resulted in insider sales of personal holdings at inflated values, and that we maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results.  The complaints seek unspecified damages.  We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously.   Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of our officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo.  The suits claim that these officers and directors breached their fiduciary duties to our shareholders and to the Company.  The complaints are derivative in nature and do not seek relief from the Company.  On November 8, 2004, a letter was mailed to the chairman of our board of directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties.   The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits.

We have received a notice from the staff of the SEC stating that it is conducting an informal inquiry relating to our previous announcement that we were restating our prior financial results.  The inquiry focuses on the errors made in the capitalization of certain software and other project costs.  The staff has requested that we voluntarily produce documents and information related to the SEC’s inquiry.  We are cooperating with the staff’s request.  It is not possible to predict whether this inquiry will have any impact on the Company or its financial results.

On August 24, 2004, we settled the lawsuit filed in October 2003 by a former president of the Company who was also chief executive officer and a former member of the Company’s board of directors.   As previously disclosed, the former president had asserted in his complaint that he had the right to 56,000 shares of the Company’s common stock, or the value thereof, because the Company had failed to timely exercise its right of repurchase with regard to such shares following termination of his employment with the Company in 1997.  In connection with the settlement, the Company issued 40,000 shares of its common stock.  The terms of the settlement are confidential.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval.   The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  The parties are directed to report back to the court regarding the modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter cannot be predicted.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchasers.

On August 24, 2004, in connection with the settlement of a disputed claim with a former president of the Company, who was also the former chief executive officer and a former director, the Company issued 40,000 shares of its common stock, with a value of $348,000.  The issuance of shares was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 6. Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION

Date: April 7, 2005	By:	/s/ Michael McConnell
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.2

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.3

Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of Exhibits to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer