Form 10-K
period 2004-12-31
DIGIMARC CORP
filed 2005-04-07
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2004), was approximately $265 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 31, 2005, there were 20,723,429 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2005 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K. The registrant will file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Explanatory Note

Digimarc Corporation previously announced that it would restate certain prior period financial statements for 2003 and 2004. The consolidated financial statements for the year ended December 31, 2003, including each of the quarterly periods in the year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 contained in this Annual Report on Form 10-K, have been restated. Concurrently with this Form 10-K, we are filing our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which we delayed filing as a result of the restatement.

We have not separately amended our Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements and any independent registered public accounting firm’s report and related financial information for the affected periods contained in such reports should no longer be relied upon. Any disclosures in any such amendments to our Form 10-K or Form 10-Q for periods affected by the restatement would in large part repeat the disclosures contained in this report. All financial and other information included in this Form 10-K reflects the restatement of our consolidated financial statements for such prior periods.

This Form 10-K does not include management’s assessment and report on internal control over financial reporting or the related attestation reports of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act of 2002. We intend to file an amendment to this Form 10-K that includes such reports within 45 days of the initial filing deadline for this Form 10-K.

For a description of the reasons for the restatement and the adjustments resulting from the restatement, see Notes 2 and 13 to the consolidated financial statements included in this Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Restatement of Financial Statements” in this Form 10-K.

i

PART I

This Report on Form 10-K includes trademarks and registered trademarks of Digimarc Corporation. Products or service names of other companies mentioned in this Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

ITEM 1:   BUSINESS

Overview

Digimarc was incorporated in 1995. We are one of the leading suppliers of secure personal identification systems, providing more than 60 million personal identification documents and driver licenses per year. We supply the issuance systems for the majority of driver licenses produced in the United States (“U.S.”) and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than 20 international programs. We estimate that our next-closest competitor with regard to U.S. driver license issuance systems holds contracts with approximately 13 driver license issuing authorities as of December 31, 2004. We are developing and marketing enhanced security solutions for personal identification documents enabled by our proprietary digital watermarking technology.

We are a leading provider of patented digital watermarking technologies and solutions that allow imperceptible digital codes to be embedded in media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. We provide solutions based on this technology directly and through our licensees. We believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware.

The majority of our revenue comes from multi-year contracts with government agencies, including U.S. state departments of motor vehicles and federal agencies, and central banks from around the world.

Since the introduction of our first watermarking product in 1996, we have built a broad technology platform that enables a wide range of applications. Our initial products were designed to help photographers and stock photography agencies communicate the copyrights for their images to users of commercially-available image-editing software. We later developed image commerce applications that allowed our customers to use the persistent copyright data in their photographs to track these photographs in various places on the Internet and provide direct linking from digital versions of these photographs to electronic licensing sites, permitting enhanced surveillance for market research, copyright enforcement, and greater convenience in licensing.

In 1997, we began development of a system to deter the use of personal computers in counterfeiting banknotes based on our core digital watermarking technologies. The banknote anti-counterfeiting project continues to be a significant element of our business and financial performance.

Shortly thereafter, we began developing an innovative marketing use of our technology to allow consumers to automatically link from printed materials to the Internet or to network-based services. The print-to-Web system enables imperceptible digital codes to be embedded within printed media, such as magazine advertisements and articles, direct mail, coupons, product packaging, stationery and envelopes, trading cards, catalogs, credit cards, bank cards and business cards. When recognized by web cameras, scanners, or mobile phones equipped with cameras enabled by our patented reader technology, the embedded codes automatically link the user directly to the specific Internet destination or network-based services chosen by the producer of the printed media. This application is still in the development stage.

In December, 2001, we acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business or “LGP”). LGP provided secure personal identification card systems to the majority of the state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. LGP was integrated into Digimarc through Digimarc ID Systems, LLC and its affiliates, which is also referred to herein as DIDS. Following the acquisition of LGP, the personal identification systems business has become our largest source of revenue.

Financial information about geographic areas is incorporated by reference to Note 9 of our consolidated financial statements.

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

Digimarc is the leading supplier of U.S. state driver license issuance systems. At December 31, 2004 we had contracts with the majority of U.S. state driver license issuing authorities to supply and maintain their driver license issuance systems.

Our U.S. driver license issuance systems, which generate the majority of our revenues, vary from jurisdiction to jurisdiction. These systems are typically provided under long-term (normally five or more years) contracts and we are paid a fixed price per document issued by the government jurisdiction. The systems provided include the hardware, software, consumable supplies (such as ink, laminate, and adhesives), and on-going support necessary for a “turnkey” solution. They typically involve custom software and/or hardware development, integration services, and implementation services. A digital driver license issuance system typically captures images (photo and signature) and other demographic information, produces the actual driver license or identification document (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or other identity document to the individual licensee, stores the images in a database, and communicates with the governmental issuer’s other systems for completion of processing of the driver license applicants.

Our domestic market customers are increasingly sensitive to the issue of identity theft and fraud, to concerns around verifying personal identity, and to the role that the U.S. driver license plays as a primary form of identity verification for personal access to secure facilities, and public transportation, the conduct of financial transactions, and at point-of-sale for age restricted products such as alcohol and tobacco. As a result, we believe there will be increasing interest from our customers in a variety of fraud detection and prevention systems, including biometric-based solutions based on third-party technologies. As an example, our facial recognition solutions can help our customers determine if an applicant may have already been issued a valid license within a particular jurisdiction, and our fingerprinting and fingerprint matching solutions can be used to verify an applicant’s identity prior to issuance of credentials such as a commercial driver license. Several states incorporate identity verification solutions which employ a real-time background check on the applicant-supplied demographic data during the initial enrollment process, further enhancing the integrity of the issuance process. We are working on broadening our security offerings to provide more integrated identity verification and fraud detection capabilities within their issuance workflow.

Digital driver license workstations installed in government driver license offices typically consist of a personal computer, digital camera, signature capture device, and other associated peripherals as required, including card printers, receipt printers, dossier printers, scanners, fingerprint capture devices, and bar code readers. Most of this hardware is sourced from third party suppliers. We provide software application components that drive the specific peripherals and process the applicants through the capture and printing sequences. Graphical user interfaces, work flow sequences, and communication interfaces are custom developed to the specific needs of the customer. Some commercial “off the shelf” software is also provided, such as operating systems (typically Microsoft Windows XP), and virus protection. Additionally, we often provide the necessary database design, hardware, and software to store portrait, signature, and biometric images for later retrieval. We generally supply the document consumables, including card materials, custom laminates, printer ribbons, mailing supplies, receipt paper, etc.

In the case of installations that issue documents from a central location, we provide a large-scale central production system, including color xerographic or liquid ink printers, a laminator, a die cutter, encoding equipment, workstations, files servers, and proprietary software to control the production process. The typical central production capability is designed to produce tens of thousands of documents per day. We usually provide the production facility and staffing for turnkey production of the documents pursuant to a fixed price contract.

In 2003, we began marketing a new, secure card structure that incorporates advanced polycarbonate materials and offers an array of personalization and security options, called Digimarc ExianDual. The reliability of Digimarc ExianDual Polycarbonate Card Stock is directly related to the durability of the card under stress and excessive usage. With a strong card core and an even stronger shell of polycarbonate, this new card product is, we believe, one of the most durable products in the market. Several U.S. driver license customers are already using ExianDual. We plan to market ExianDual and other secure card components to new channels of distribution, including system integrators and card suppliers focused on other commercial and federal markets for personal identity documents.

Our sales and marketing organization for U.S. driver license issuing systems is organized into two geographic territories with senior level sales/business development professionals and program management assigned to the regional territories. Because our contracts are long-term in nature, and the market is relatively homogeneous and stable, long-term relationships are key to our successful positioning for new opportunities and for maximizing potential within existing accounts. Contracts are most often granted through competitive bidding based on “best value” to the issuing jurisdiction. A “Bids & Proposals” organization, consisting of bid managers, technical writers, production assistants and technical support, is responsible for working with our sales and program management staffs to deliver winning bids based on sales positioning and strategy. Our marketing group is responsible for translating market/sales needs into product plans, supporting the sales effort with necessary collateral and market positioning, and managing long-term company strategy. An industry association, the American Association of Motor Vehicle Administrators, to which all North American driver license issuing jurisdictions belong, provides us with another vehicle for marketing and education within our North American customer community through regional and international conferences, seminars, and trade shows.

In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. When we provide a partial driver license issuance system to a customer, we usually transfer title of the assets to the customer upon delivery and typically have no further obligations. We are paid on standard billing terms upon delivery of the assets. When we provide services for a partial driver license issuance system, we usually are paid on standard billing terms upon performance of the services.

We recently began marketing various security enhancements for identification documents in which digital watermarking is used as a key feature. In addition to driver licenses, we have been working with various U.S. and non-U.S. governmental authorities and third party suppliers to develop and market applications to secure and enhance the security of traveler identification documents.

For the years ended December 31, 2004, 2003, and 2002, revenue from secure personal identification systems made up 88%, 89%, and 88% of our consolidated revenue, respectively.

Digital Watermarking

We provide digital watermarking-based solutions directly to customers and through licensees. Our direct provision of products and services includes deterring the use of personal computers in counterfeiting of banknotes, supporting digital rights management and image tracking with Digimarc ImageBridge and Digimarc MyPictureMarc, securing identity documents with Digimarc IDMarc, and solutions for the linking of printed materials to the Internet or other network-based services with Digimarc Mobile. We also license our intellectual property to others who are, or have, developed their own watermarking technologies and related solutions for a wide variety of potential applications.

Banknote counterfeit deterrence

We have relationships with a number of financial institutions that are involved in the issuance of high-value documents. These relationships include a development and license agreement with an international consortium of leading central banks related to deterring the use of digital reprographic equipment and personal computers in the counterfeiting of banknotes.

We have entered into long-term agreements to provide ongoing engineering and marketing services to our central bank customers. These services, which we began providing to central banks in 1997, include technical development and systems integration to customize, integrate and deliver software systems that are based upon certain proprietary technologies. Our customers generally pay for these services on a time-and-materials basis.

Commercial Solutions

Our commercial solutions address a range of needs, including: communicating copyrights, enabling online licensing, and facilitating digital rights and asset management for photographs; deterring counterfeiting, tampering, and diversion of consumer packaged goods; and authenticating and deterring fraud against secure personal identification documents.

Digimarc ImageBridge and MyPictureMarc watermarking solutions provide notice of copyrights and enhance licensing opportunities for producers and distributors of commercial photographs. These products are available in a variety of configurations, including plug-ins bundled with image-editing products from leading suppliers such as Adobe, Corel and Ulead. The plug-ins enable embedding, and automatic detecting and reading, of digital watermarks in images, allowing photographers, web designers, stock photo agencies and other image distributors to identify and license copyrighted materials. Software development kits are available to facilitate integration of ImageBridge and MyPictureMarc technology into third party rights and asset management products and enterprise applications. Revenue from these product lines is primarily from the sale of software licenses and subscriptions to the ImageBridge and MyPictureMarc services, which provide registry and linking capabilities. We also offer subscriptions to an Internet search service called MarcSpider which searches parts of the public Internet for our digital watermarks, reporting to the owner when and where they were found. MarcSpider gives Web content developers, photographers, stock photography agencies, and publishers of entertainment, sports and news images the means to track dissemination of images on the public Internet and to use this information in their copyright compliance and licensing programs.

We are also engaged in market development to motivate adoption of our Digimarc Mobile Platform, providing a means to link directly from printed materials, including product packaging, stationery and envelopes, trading cards, magazine advertisements, articles, covers and subscription cards, direct mailers, debit and credit cards, greeting cards, coupons, catalogs, tickets and business cards, to specific Internet sites by showing the enabled document to an imaging device, such as a camera-enabled phone or other imaging device, equipped with our reader software. This platform has been licensed, and our partner in Japan is entering into early stage market trials. Development of the market for the application is largely dependent on broad scale adoption and use of camera-enabled cell phones and other imaging devices connected to networks that include a camera function. In the long term, we believe that this application can create new communications capabilities for media content that can promote and enhance e-commerce. Digimarc is developing this market by building out relationships with wireless service providers, publishers and mobile commerce Internet site operators, and through relationships with regional go-to-market partners who license the Digimarc Mobile technology. The first such partner is MediaGrid, Inc., based in Tokyo, Japan, which entered into a license agreement with Digimarc in 2004 to develop products incorporating Digimarc Mobile for the Japanese market. As part of the relationship, Digimarc also acquired an equity stake in MediaGrid of less than 10 percent.

Digital Watermarking in Personal Identification Documents

Digimarc IDMarc provides a means of embedding covert digital data in personal identification documents to enable automated cross-jurisdictional document authentication, age verification, and document forensic analyses. We began marketing this solution in 2003. We have contracted for use of the solution with 12 U.S. state departments of motor vehicles for use in driver licenses, representing approximately 15 million licenses per year of issuance volume when these states are fully operational.

Licensing

We license our patents for a variety of applications relating to audio, video, image content, and printed materials.

Various products and services licensed by our company are being used to help track unauthorized distribution of pre-release music; identify movie “screeners” that are leaked onto the Internet or inappropriately re-distributed; monitor broadcast radio, television advertising and television programming; and communicate usage rights in audio content, communicate copyrights in images, and identify alteration of digital images.

For instance, we licensed our patents to Verance Corporation for audio digital watermarking in copy prevention and play control solutions to protect music and audiovisual content such as movies. We also licensed to Verance Corporation use of our technology for broadcast verification of television and radio advertising, programs, and music. Separately, we have issued licenses to Activated Content and Warner Music for forensic tracking of pre-release music and issued licenses to Koninklijke Philips Electronics N.V. for a number of audio watermarking applications. We have also licensed our patents to AudioAudit for use in support of broadcast monitoring and verification of television advertising and programming using audio watermarking.

In the video realm, we granted a license of our patents to Koninklijke Philips Electronics N.V. for its Video Watercast System for video broadcast monitoring (currently offered through Teletrax, a joint venture between Philips and MediaLink), asset management, copyright communication, forensic tracking, remote triggering, and other uses in consumer electronics products. More recently, we licensed our patents to Verimatrix Corporation for forensic tracking and copy protection applications.

In digital imaging and printed materials, we have licensed U.K.-based Signum Technologies for use of our intellectual property in their copyright communication and authentication solutions.

In digital rights management (DRM) more generally, we recently exclusively licensed a family of DRM patents to Philips Electronics under a royalty-bearing agreement. Philips plans to actively offer these patents to industry participants and license them in support of appropriate industry standards initiatives such as the Open Mobile Alliance. Philips also has the right to use the licensed Digimarc DRM patents in its own products and services.

Technology and Intellectual Property

Licensing of our watermarking and related technologies is supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures.

Most of our patents relate to various methods for embedding digital codes within video, audio, and images, whether such content is rendered in analog or digital formats. The digital codes are embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to create these codes are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The message generally survives most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions. As a result, we believe we have established one of the world’s most extensive patent portfolios in the field of digital watermarking, personal identification, and related technologies, holding rights to approximately 187 U.S. issued patents and having approximately 400 U.S. patent applications on file as of February 28, 2005. We have averaged over 100 patent filings per year over the last four years. We understand, based on our periodic reviews of published patent literature and public patent filing records, that we currently hold more U.S. digital watermarking patents than any other entity in the world. Based on a review of published patents, we also believe that we hold some of the earliest invention dates on issued patents in the field of digital watermarking. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks and have licensed rights to other technologies.

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

We believe that the principal competitive factors in the markets for our products are customer service, functionality and interoperability with major hardware and software platforms, and costs and time to implement. We have experienced and expect to continue to experience competition from security printers, system integrators, card producers, biometric suppliers, and enterprises in high-technology industries that are developing watermarking or potential substitute technologies of their own, many of whom have significantly greater financial, technical and marketing resources than we have.

Competition in personal identification systems comes from systems integrators, such as IBM, Unisys and Viisage; security printers such as De La Rue; card and materials manufacturers, such as Datacard and 3M; and biometrics vendors, such as Sagem Morpho. As the digital personal identification market receives more attention due to general security concerns in the United States and abroad, additional competitors may enter the market. The global market for secure personal identification systems is complex. The role of a provider may range from prime systems integrator, to sub-contractor or component supplier, to provider of consumables. In non-U.S. markets where we are not solely a prime contractor, depending on circumstances, our partners may compete with us and our competitors may partner with us. In some situations, we compete with vendors of “smart cards” containing embedded computer chips. The secure personal identification cards that we produce generally do not contain such chips, although we have the capability to produce smart cards if requested by customers.

Digimarc’s major competition in digital watermarking comes from the internal development efforts at consumer electronics, imaging, and information technology companies such as Canon, Sony, Philips, NEC, IBM, NTT, Microsoft, MediaSec, Matsushita, Hitachi, HP, Kodak, and Toshiba. These entities are known to have undertaken research and development efforts at their labs, or are known to have implemented early stage trial deployments of digital watermarking. Much of our competition is application-specific alternative technologies. For instance, in the print-to-Web applications under development, we face competition from companies, like NTT, who are using digital watermarking not yet licensed from us and others using traditional barcodes or other visible symbologies.

Elsewhere, we are experiencing direct competition to Digimarc IDMarc from companies such as MediaSec and Jura Group, primarily in Europe. As we monitor these activities, in some cases we may seek to compete directly based on value, price, experience, and the quality of our offering; in some cases we may seek partnership or technology license or cross-license relationships; and in other cases we may assert our intellectual property rights.

Our watermarking technology may compete with, or be complementary to, a variety of alternative technologies. In audio and video entertainment, copyright protection applications of our licensees may compete with, or be complementary to, a variety of digital rights management solutions from companies such as Microsoft, Apple, Real Networks, and Toshiba. Such DRM solutions may also be implemented so that watermarking technology provides an additional layer of security that is complementary to the DRM encryption technology. For monitoring of media content, we compete with alternate technologies such as content fingerprinting, which seeks to categorize and identify audio, video and image materials based on characteristics and patterns in the content. Such technology is available from IBM, Philips Electronics and Audible Magic, among others. In addition, we compete with other services for tracking content on the Internet, such as MarkMonitor and Cyveillence.

Most competition for digital watermarking in the financial systems area comes from traditional security features, such as holograms, security threads, and special inks and papers, and machine-readable features, such as Scrambled Indicia, radio frequency identification tags, two dimensional barcodes, conductive inks, and data-carrying magnetic stripes. Our products compete against such features for a share of the document production budget allocated by customers for security features.

Our current and potential competitors, irrespective of the technology they use or intend to use, may have well-established relationships with current and potential customers of ours, extensive knowledge of the markets targeted by us, better name recognition, and more extensive financial, development, sales and marketing resources than we have. Therefore, our competitors’ technology, products and services may achieve greater market acceptance than those offered by us.

Employees

As of December 31, 2004 we had 394 full-time employees, including 50 in sales, marketing, technical support and customer support; 137 in research, development and engineering; 65 in finance, administration, information technology and legal; and 142 in field operations. We also had 187 contract workers at December 31, 2004. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We have a history of losses, and we cannot assure you that we will attain sustained profitability, particularly if we were to lose large contracts

We incurred significant net losses from inception through the fiscal year ended December 31, 2002, and during 2004. Our accumulated deficit as of December 31, 2004 was $64.9 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Even though we have achieved profitability in the past, we were not profitable in 2004 and do not expect to return to profitability until after the first half of 2005 if not later. A return to profitability will depend upon a variety of factors, including the impact of new regulatory mandates requiring us to expense stock options, the amount of costs we incur in connection with our compliance with Sarbanes-Oxley, and the extent of any ongoing expenses that we incur in connection with our restatement and related matters, such as our continuing remediation efforts with respect to financial controls as well as expenses related to litigation and other proceedings that have arisen as a result of the restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

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

A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations and fixed price terms, as well as a variety of other influences that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly

Our contracts for driver license and other identification issuance systems and their related products typically include terms relating to supplier dependencies, time-based performance, development and delivery schedules and milestones, and other contract terms that may create situations where a customer may assert that we are late in meeting our delivery obligations and that we owe them late penalties, charges or other damages. Such provisions are common in large scale government contracts at the state and federal levels. These contracts include installation, customer acceptance and testing, and other delivery and related procedures. Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. If we failed to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims. Consequently, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

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

Due to concerns related to our restatement, late SEC filings, possible delisting from the Nasdaq National Market, shareholder litigation and the SEC’s informal inquiry, we could encounter significant departures of key employees from the Company. While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs, thus impairing our ability to meet commitments and sustain revenue. In addition, these events may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. These uncertainties also could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, current employees may seek future employment with our business partners, customers or competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects. For more information about the shareholder litigation and the SEC’s informal inquiry, see Item 3 of this Form 10-K.

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

If our operating structure is not effective, or if we are required to restructure to address changes in our business, we may encounter higher expenses and reduced margins

As of December 31, 2004 we had 394 employees and 187 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Digital Watermarking and the second of which is ID Systems, both of which are overseen by a corporate staff. While our management anticipates that this operating structure will facilitate effective management of the continuing growth and expansion of our business, we have had setbacks recently at the operating-unit leadership level, and we cannot assure you that the operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

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

As international customers have accounted for approximately 22% of our total revenue during the year ended December 31, 2004, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth

We expect revenue from sales of products and services to governments and other customers outside the U.S. to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks, including the following:

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

Risks Related to the Restatement of Our Prior Financial Results and Internal Controls

We have identified certain issues relating to our controls and procedures, which, if not remedied effectively, could impede our ability to run and monitor our business

Management concluded that certain problems in our internal controls and procedures resulted in the restatement of financial statements and the inability to timely file reports with the SEC that constitute material weaknesses as of December 31, 2004. We made this determination in consultation with the audit committee of the Company’s board of directors. We have acted promptly to address these issues and are engaged in an ongoing design and implementation process of new and enhanced controls and procedures.

If we are unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design, implementation and testing of our enhanced controls environment, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC. Further, any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our compliance with disclosure and listing requirements, and if they were to lead to a financial loss, could negatively affect the results of our operations and financial condition. For more information about the material weaknesses in our internal control over financial reporting, see Item 9A of this Form 10-K.

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

Our internal control assessment will confirm material weaknesses in our internal control over financial reporting that we have disclosed in this Form 10-K and may identify additional issues relating to our internal control over financial reporting. Consequently, we expect our assessment will result in an attestation report with an adverse opinion, or a disclaimer of an opinion, from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. Any such consequences of our Section 404 assessment could have an adverse effect on investor perceptions of the Company and cause a decline in the market price of our common stock.

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

We could face adverse consequences as a result of our late SEC filings and the restatement of our historical financial statements

We failed to timely file this Form 10-K and our Form 10-Q for the quarter ended September 30, 2004. In addition, this Form 10-K does not include the report on management’s assessment of the effectiveness of internal control over financial reporting or the related attestation reports of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act. We intend to file an amendment to the Form 10-K that includes such reports within 45 days of the initial filing deadline for this Form 10-K. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets should we desire to do so during this one year period. In addition, if we are unable to remain current in our financial filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so.

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

•        The unpredictability and irregularity of our revenue from government contracts due to political factors, budgetary appropriations, resident migrations, changes in driver license expiration periods, card renewal seasonal effects (particularly in the fourth quarter of each year when license renewals are lower), purchasing and delivery constraints, potential cost overruns, or delays in contract implementation or performance resulting in and damages having to be paid for such delays;

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

Our common stock may be delisted from the Nasdaq National Market, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders

On November 10, 2004, we were advised by Nasdaq that our common stock may be delisted from the Nasdaq National Market because we were no longer in compliance with Nasdaq’s continued listing requirements as a result of our failure to timely file our Form 10-Q for the quarter ended September 30, 2004. The Nasdaq Listing Qualifications Panel hasd determined to continue the listing of our common stock on the Nasdaq National Market provided that we filed our Form 10-Q for the quarter ended September 30, 2004 and this Form 10-K on or before March 31, 2005, and that we timely file periodic reports with the SEC and Nasdaq for all reporting periods ending on or before December 31, 2005. We did not filed our Form 10-Q and this Form 10-K until April 7, 2005. In addition, our Form 10-K does not include the report on management’s assessment of the effectiveness of internal control over financial reporting or the related attestation reports of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act. Although we have requested that Nasdaq continue the listing of our common stock because we believe we are now in substantial compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, there can be no assurance that Nasdaq will grant our request. If Nasdaq does not grant our request or we fail to timely file such other reports and our common stock is delisted from the Nasdaq National Market, our common stock would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems. In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

In addition, on November 16, 2004, our board of directors authorized and declared a dividend of one right for each outstanding share of our common stock to stockholders of record at the close of business on November 29, 2004, and authorized the issuance of one right for each share of common stock issued by us under certain circumstances in the future. Each right entitles the registered holder, subject to the terms of the Rights Agreement between us and the rights agent, to purchase from us one one-hundredth of a share (a unit) of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, under circumstances described in the Rights Agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business November 16, 2014 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of, beneficial ownership of 15% or more of our outstanding common stock, subject to prior redemption or exchange and subject to exceptions specified in the Rights Agreement, including an exception for certain existing large shareholders that have historically held ownership positions in excess of 15 percent. Subject to these exceptions, once a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A preferred stock or, at our option, shares of common stock or cash, property or other securities of our company having a market value equal to twice the then-current purchase price, subject to terms and conditions of the Rights Agreement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this Annual Report on Form 10-K or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida, Ohio, Alabama and Mexico, statements regarding anticipated expenses, costs, margins and investment activities in the foreseeable future, statements regarding anticipated revenue to be generated from current contracts and as a result of new programs, statements regarding our profitability in future periods, statements regarding third parties and their inclusion of certain technology in their products, statements regarding business opportunities that could require that we seek additional financing, statements regarding the existence of international growth opportunities and our future investment in such opportunities, statements regarding the continuance of operational pressures on our identification systems business in future quarters, statements regarding the source of a majority of our future revenue, statements regarding the contribution of new sales channels to our future results, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding the timing of the completion of the design and implementation of new and enhanced controls and procedures, statements regarding the anticipated improvement in operations as a result of recent changes in leadership and staffing, statements regarding the impact on the Company of our restatement, late SEC filings, possible delisting from Nasdaq, shareholder litigation and the informal inquiry by the SEC, statements regarding our expected short-term and long-term liquidity positions, statements relating to the anticipated filing date of the Company’s Form 10-K/A that includes management’s report on internal control over financial reporting and the related attestation reports of the Company’s independent registered public accounting firm, statements relating to the Company’s compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, inherent limitations in all control systems and related procedures, risks as to litigation and related matters in connection with our restatement of financial results, the actual timing and impact of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, changes resulting from any key personnel additions or changes, the actual filing date of the Company’s Form 10-K/A, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

ITEM 2:   PROPERTIES

Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Beaverton, Oregon. Our personal identification systems business is headquartered in Burlington, Massachusetts, with additional space in Fort Wayne, Indiana for certain administrative and customer support functions. Information about our office leases is set forth below.

	Square Feet	Expires
Beaverton, Oregon	46,000	August 2011
Burlington, Massachusetts	60,000	October 2010
Ft. Wayne, Indiana	48,000	January 2007

In addition, we leased approximately 8,000 square feet of office space in Tualatin, Oregon until February 2005, which we vacated as part of the relocation of our principal offices to Beaverton, Oregon in September 2004. We also lease sales and support offices in multiple locations throughout the United States and internationally.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on The Nasdaq National Market under the symbol “DMRCE.” As previously disclosed, we have been subject to a delisting proceeding by the Nasdaq Stock Market as a result of our failure to timely file our Form 10-Q for the quarterly period ended September 30, 2004 and this Form 10-K. The Nasdaq Listing Qualifications Panel had determined to continue the listing of the Company’s common stock on the Nasdaq National Market provided that we filed our Form 10-Q for the quarter ended September 30, 2004 and this Form 10-K on or before March 31, 2005, and that we timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before December 31, 2005. We did not file our Form 10-Q for the quarter ended September 30, 2004 and this Form 10-K until April 7, 2005. Although we have requested that Nasdaq continue the listing of our common stock because we believe we are now in substantial compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, there can be no assurance that Nasdaq will grant our request. The fifth character “E” will remain appended to our trading symbol pending a determination by the Nasdaq Panel that we are compliant with Nasdaq’s filing requirement and have evidenced compliance with all other requirements for continued listing on the Nasdaq National Market.

The closing price of our common stock on The Nasdaq National Market was $6.15 as of March 31, 2005. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq National Market.

	Year Ended December 31,
	2004		2003
	High	Low	High	Low
First quarter	$15.45	$11.02	$14.44	$9.65
Second quarter	$13.91	$9.90	$16.55	$9.94
Third quarter	$13.81	$7.45	$17.48	$14.11
Fourth quarter	$10.01	$8.42	$17.25	$12.74

At February 28, 2005, there were 124 stockholders of record of our common stock, as shown in the records of our transfer agent.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in the Proxy Statement. This information is incorporated herein by reference.

ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial data reflects the restatement of our consolidated financial statements as of and for the year ended December 31, 2003. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2004, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		Restated(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$92,947	$85,591	$86,617	$14,878	$11,850
Cost of revenue	57,447	46,936	51,950	7,197	6,637
Gross profit	35,500	38,655	34,667	7,681	5,213
Operating expenses:
Sales and marketing	11,919	11,854	14,235	11,290	10,878
Research, development and engineering	7,229	7,137	10,391	7,980	4,911
General and administrative	25,863	19,733	19,277	12,566	11,135
Restructuring charges, net	—	—	493	574	—
Total operating expenses	45,011	38,724	44,396	32,410	26,924
Operating loss	(9,511)	(69)	(9,729)	(24,729)	(21,711)
Other income, net	854	567	1,040	5,571	5,866
Income (loss) before provision for income taxes	(8,657)	498	(8,689)	(19,158)	(15,845)
Provision for income taxes	(365)	(323)	—	—	—
Net income (loss)	$(9,022)	$175	$(8,689)	$(19,158)	$(15,845)
Net income (loss) per share—basic	$(0.44)	$0.01	$(0.50)	$(1.15)	$(1.17)
Net income (loss) per share—diluted	$(0.44)	$0.01	$(0.50)	$(1.15)	$(1.17)
Weighted average shares—basic	20,326	18,572	17,361	16,704	13,567
Weighted average shares—diluted	20,326	19,351	17,361	16,704	13,567

	December 31,
	2004	2003	2002	2001	2000
		Restated(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short-term investments	$51,836	$78,633	$53,174	$61,605	$135,872
Working capital	48,937	89,310	63,309	79,203	135,203
Total assets	163,287	161,153	132,467	129,367	142,479
Long-term obligations, net of current portion	1,112	1,286	7	33	30
Total stockholders’ equity	142,244	148,750	119,264	123,474	138,727

(1)    See Notes 2 and 13 to the consolidated financial statements for information regarding the restatement of our 2003 financial statements.

In December 2001, we acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business or “LGP”). LGP provided secure personal identification card systems to the majority of state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. Following the acquisition of LGP, the personal identification systems business has become our dominant source of revenue.

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Factors” under Item 1 above and elsewhere in the Annual Report on Form 10-K. We assume no obligation to update this information. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Please see the discussion regarding forward-looking statements included in this Form 10-K under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

This Annual Report on Form 10-K amends our Annual Report on Form 10-K previously filed for the fiscal year ended December 31, 2003 and our previously filed Form 10-Qs for the quarterly periods ended March 31, 2004 and June 30, 2004, to reflect the restatement of our consolidated financial statements for all such previously reported periods, as described elsewhere in this Annual Report on Form 10-K.

Overview

We are one of the leading suppliers of secure personal identification systems. We supply the issuance systems for the majority of driver licenses produced in the United States (“U.S.”) and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than 20 international programs. We estimate that our next-closest competitor with regard to driver license issuance systems holds contracts with approximately 13 driver license issuing authorities in the United States as of December 31, 2004. We are developing and marketing enhanced security for personal identification documents enabled by our proprietary digital watermarking technology.

We also are one of the leading providers of patented digital watermarking technologies that allow imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital processing devices. We provide solutions based on this technology directly and through our licensees. We believe we have the broadest intellectual property patent portfolio and commercial deployment of watermarking-based applications amongst entities of which we are aware, including use of such intellectual property by more than four thousand enterprises and individuals.

Our principal administrative, sales, marketing, support, research, development and engineering facility is currently located in Beaverton, Oregon. Our personal identification systems business is headquartered in Burlington, Massachusetts, with additional space in Fort Wayne, Indiana for certain administrative and customer support functions.

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

Since inception, we have invested a significant portion of our resources and capital in attracting top senior management, in developing our products and technology, and in building our sales and marketing organizations. We incurred significant losses from inception through the fiscal year ended December 31, 2002 and during 2004, and as of December 31, 2004, we had an accumulated deficit of $64.9 million. We intend to continue to expend significant financial and management resources on developing additional products and services, improving sales and marketing activities, advancing our technologies and expanding our operations. Our revenue may not increase or even continue at its current levels and we may not maintain profitability or generate cash from operations in future periods.

Restatement of Financial Statements

Summary.   We have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 primarily as a result of certain errors in the capitalization of costs related to internal use software and project accounting cost tracking and cost deferrals at DIDS.

Concurrently with this Form 10-K, we are filing our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which we delayed filing as a result of the restatement.

We have not amended our 2003 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements and any independent registered public accounting firm’s report and related financial information for the affected periods contained in such reports should no longer be relied upon. Any disclosures that would be provided in any such amendments to our Form 10-K or Form 10-Q for periods affected by the restatement would in large part repeat the disclosures contained in this report.

Background.   On September 13, 2004 we announced that we were reviewing certain accounting practices and previously reported financial statements as a result of possible errors discovered by our management in the accounting for software development costs and project capitalization and other project cost capitalization accounting practices at our DIDS business unit. On November 8, 2004, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2004 due to our ongoing evaluation of certain accounting issues relating to transactions entered into in prior periods. During the course of our review, we determined that errors in the accounting for software development costs, project accounting, revenue recognition, and tax accruals among other areas with respect to certain prior periods had been made and required adjustment. We have restated our consolidated financial statements to correct these errors.

We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations. In connection with our restatement, we identified and reported to our audit committee material weaknesses in our internal control over financial reporting. Please see Item 9A below for a description of these matters and certain measures that we have implemented during 2004 and to date, as well as additional steps we plan to take to strengthen our controls.

Effect of Adjustments.   The key impacts of the restatement adjustments for each period affected by the restatement are to:

•        decrease net income from $0.00 per share to a net loss of $0.01 per share for the quarter ended March 31, 2003;

•        decrease net income from $0.02 per share to net income of $0.01 per share for the quarter ended June 30, 2003;

•        decrease net income from $0.07 per share to net income of $0.04 per share for the quarter ended September 30, 2003;

•        increase net loss from $0.00 per share to net loss of $0.03 per share and decrease revenues by $27,000 for the quarter ended December 31, 2003;

•        decrease net income from $0.08 per share to net income of $0.01 per share and decrease revenues by $27,000 for the year ended December 31, 2003;

•        decrease net income from $0.03 per share to a net loss of $0.04 per share and increase revenues by $168,000 for the quarter ended March 31, 2004; and

•        decrease net loss from $0.10 per share to a net loss of $0.06 per share and decrease revenues by $199,000 for the quarter ended June 30, 2004.

Description of Adjustments.

Capitalized software development costs.   We produce software that is used internally, and as such have costs that qualify under the American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company’s policy requires expensing of activities related to the preliminary stage of a software project (such as the conceptual formulation of alternatives), allows capitalization of activities related to the application development stage of a software project (such as coding, installation, and testing), and requires expensing of activities related to the post-implementation stage (such as training, maintenance, and support). Under these rules we capitalize costs in the application development stage of a software project. In connection with the restatement, we determined that certain costs had been erroneously capitalized because either a portion of such costs did not qualify for capitalization (e.g., costs related to the preliminary or post-implementation stages) or the project itself did not qualify as internal-use software (e.g., costs related to a non-software project).

Project accounting cost tracking and cost deferrals.   We erroneously tracked costs for various projects as a result of certain difficulties we had implementing a new accounting system in late 2003 and early 2004. As a result, certain costs that should have been recognized as expenses in the period incurred were erroneously recorded as inventory or as fixed assets.

Tax accrual timing.   We identified certain international tax expenses that had not been properly accrued in the period incurred.

Revenue accrual based on estimated production.   We recognize revenue on long-term identification and driver license production contracts using a price-per-card method. We use actual monthly volume amounts, if available. Otherwise, we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, prior to publicly reporting results, our practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary. However, for the first and second quarters of 2004, this practice was not followed and, as a result, we understated revenues during the first quarter of 2004 and overstated revenues for the second quarter of 2004.

Other Adjustments.   A number of other adjustments were made in the restatement, including adjustments to (i) correctly record inventory receipts in the proper period, (ii) correct the timing of revenue recognized for a maintenance contract, (iii) correct commission liability relating to a long-term card product contract, (iv) correct VAT payables and expenses, (v) correct revenue recognized on a milestone based contract to match revenue recognized when the milestones were completed, and (vi) correct intercompany allocations which were not properly recorded. While the amounts associated with these other adjustments are relatively small, we believe that it is appropriate to record them as part of this restatement.

The decrease in net income relates primarily to the errors in software capitalization and project accounting. These errors were partially offset by the net impact of income taxes and other adjustments.

The following tables set forth the restatement adjustments to our financial statements for December 31, 2003. The amounts in the tables are expressed in thousands. The restated quarterly periods are contained in Note 13 of our consolidated financial statements included herewith.

As of and for the year ended December 31, 2003:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Project accounting	Income taxes	Other	As Restated
Revenue	$85,618	—	—	—	$(27)	$85,591
Cost of revenue	46,283	$341	$360	—	(48)	46,936
Gross profit	39,335	(341)	(360)	—	21	38,655
Operating expense	38,169	596	93	(82)	(52)	38,724
Operating income (loss)	1,166	(937)	(453)	82	73	(69)
Other income	567	—	—	—	—	567
Provision for income taxes	(203)	—	—	$(120)	—	(323)
Net income (loss)	$1,530	$(937)	$(453)	$(38)	$73	$175

Balance Sheet Data	As previously reported	Software capitalization	Project accounting	Income Taxes	Other	As Restated
Assets:
Trade accounts receivable, net	$9,195	—	—	—	$(27)	$9,168
Inventory, net	5,739	—	$514	—	—	6,253
Other current assets	2,227	—	(357)	82	100	2,052
Total current assets	100,115	—	157	82	73	100,427
Property and equipment, net	37,755	$(937)	(967)	—	(38)	35,813
Other assets, net	858	—	357	—	—	1,215
Total assets	$162,426	$(937)	$(453)	82	$35	$161,153
Liabilities and Stockholders’ Equity:
Accounts payable	$6,671	—	—	—	$(87)	$6,584
Accrued payroll and related costs	969	—	—	—	100	1,069
Other current liabilities	235	—	—	$120	(51)	304
Total current liabilities	11,035	—	—	120	(38)	11,117
Total liabilities	12,321	—	—	120	(38)	12,403
Total stockholders’ equity	150,105	$(937)	$(453)	$(38)	73	148,750
Total liabilities and stockholders’ equity	$162,426	$(937)	$(453)	$82	$35	$161,153

Cash Flow Changes

	As previously reported	Software capitalization	Project accounting	Tax accrual	Other	As Restated
Cash flows from operating activities:
Net income	$1,530	$(937)	$(453)	$(38)	$73	$175
Depreciation and amortization	10,756	24	—	—	—	10,780
Trade and unbilled accounts receivable, net	1,788	—	—	—	27	1,815
Inventory	(648)	—	(514)	—	—	(1,162)
Other current assets	880	—	357	(82)	(100)	1,055
Other assets, net	32	16	(357)	—	—	(309)
Accounts payable	(1,337)	—	—	—	(87)	(1,424)
Accrued payroll and related costs	(418)	—	—	—	100	(318)
Other liabilities	(12)	—	—	120	(51)	57
Net cash provided by operating activities	27,224	(897)	(967)	—	(38)	25,322
Cash flows from investing activities:
Purchase of property and equipment	(8,367)	(40)	967	—	38	(7,402)
Capitalization of labor costs	(7,546)	937	—	—	—	(6,609)
Net cash used in investing activities	(39,154)	897	967	—	38	(37,252)

Major New Contracts for DIDS

During 2004, DIDS generated revenue growth, particularly in the international sector. Although revenue increased as a result of international revenues reaching the revenue recognition phase for a number of large domestic contracts, gross margins decreased because of voter identification projects delivered during 2004, which typically have lower margins, as well as the initial deployment of several large domestic contracts that came on line in 2004, which typically have smaller margins in the earlier years of the contract as compared to the later, extension years of the contract.

In the domestic market, we competed effectively, gaining extensions and upgrades from a number of customers and increasing our overall market share on a card-production basis, including long term contracts with substantial upgrades in Iowa and Wyoming, and contract term extensions in Indiana, Virginia, Georgia, and Minnesota. We also received new contract awards in Minnesota and Ohio in connection with competitive bidding processes. The contract in Ohio had previously been the contract of one of our competitors. In Florida, we started live central issue production in July, generating new revenue for DIDS, and were poised at year end to pilot the Florida over-the-counter system for hundreds of sites. We also recieved short term extensions in West Virginia and Hawaii, but those contracts have or will be transitioned to other providers.

In foreign markets, we continued to deliver consumable supplies on ongoing projects such as the UK and Russian driver license programs, as well as a number of other, smaller projects. We grew our 2004 revenue by closing a $9 million order to build a system to produce a driver license system for Latvia, started production of such system, and initiated production of the Mexican voter identification card.

Digital Watermarking Strategy on Track; New and Enhanced Products Developed

Our digital watermarking business consists of two prongs: digital watermarking solutions that we provide directly to customers, and intellectual property licensing that enables other companies to provide watermarking solutions to their customers while paying patent and technology license fees to Digimarc.

Revenue for the watermarking business was up $1.9 million or 20% compared to the prior year driven by increased acceptance of our watermarking technologies.

The current Digimarc solutions business consists of an anti-counterfeiting system, ImageBridge, MyPictureMarc and IDMarc product lines. We have developed the anti-counterfeiting system for a consortium of central banks, which has, and continues to, account for a substantial majority of our digital watermarking revenue. ImageBridge provides image asset tracking and identification to enterprise and stock photo agencies. MyPictureMarc provides copyright protection services to creative professionals. IDMarc, a security enhancement for driver licenses, is the latest addition to our digital watermarking mix providing cross-jurisdictional authentication of identity documents such as driver licenses.

IDMarc is offered to systems integrators and document issuers on a per-document fee basis. In some cases during early market development these fees may be discounted in exchange for accelerated market adoption. Our intent is to minimize barriers to adoption and encourage broad-based deployment of the technology, and then monetize the embedded feature in a variety of aftermarket applications, including DMV and border crossing identity verification, law enforcement, airport security, and point of sale document authentication applications. After successfully proving the model in driver licenses, we intend to license similar embedding and reading applications in the broader secure personal identification document market.

Encouraging Signs of Industry-Wide Adoption of Digital Watermarking in Entertainment

Licensing of our digital watermarking patents is a critical element of our long-term shareholder value proposition. The greatest near-term interest in digital watermarking is in the entertainment field. Digital watermarking is increasingly being employed for tracking and monitoring of music, movies, and television programs. The majority of the major music labels are using digital watermarking solutions for forensic tracking of pre-release music. They are obtaining the tracking solutions directly from Digimarc and from our licensees. Motion picture studios have begun following suit, using forensic tracking based on digital watermarking as part of increased piracy deterrence measures in the Academy Award screener program. In the television business, three companies have licensed our patents either directly or through sublicenses and deployed monitoring systems to track radio and television programs and advertisements in major media markets around the world.

Renewed Interest in Print-to-Internet Applications, Fueled by Innovation in Mobile Imaging

Certain other market developments are encouraging for our strategy as well. The influx of imaging in mobile devices—mainly cell phones and PDAs—is inspiring a renewed interest in digital watermarking as the means of linking printed materials to Internet services that we launched in 2000. We believe that a highly supportive change in market dynamics is underway. A number of companies, ranging from start-ups to industry leaders like Intel, Microsoft, and NTT have announced initiatives aimed at using various signaling means, including bar codes, RFID, and digital watermarking to simplify the user interface for mobile device access to Internet services.

Looking Ahead

With the restatement behind us, the Company anticipates strong revenue growth and improvement in supporting business and financial processes. Digital watermarking momentum is building in both commercial solutions and licensing businesses. The broadening adoption of digital watermarking for pre-release movies and music and by major U.S. broadcasters for syndicated programming and promotions is very encouraging. Our newest digital watermarking product initiative is IDMarc, a security enhancement for driver licenses that has been adopted by 12 U.S. states and one foreign country to date. The U.S. Department of Transportation has provided funding for pilot programs to demonstrate the utility of the embedded data in a number of transportation safety scenarios. Elsewhere in our secure personal identification business, the new system installations in Florida, Alabama, and Ohio should fuel growth in U.S. driver license issuance revenues. While we may face competitive bids for a number of our major accounts in 2005 including California, Texas, Indiana, and Georgia, there are also a number of opportunities for competitive wins in jurisdictions, such as Arkansas, South Carolina and Ontario, Canada. The U.S. legislative environment also is favorable to our growth as a result of increasing recognition of the broad security value of the driver license for America. The global market for secure personal identification continues to take shape, providing numerous opportunities for continuing growth in international and channel sales for Digimarc.

Critical Accounting Policies and Estimates

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

Revenue recognition on long-term service contracts:   We recognize revenue on long-term identification and driver license production contracts using primarily a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. Prior to publicly reporting results, our practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary. Revisions to our estimates have been less than 0.5% of total revenue in every period reported in 2004, 2003 and 2002 (since the LGP transaction). Any estimated amounts are included in unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

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

Impairments and estimation of useful lives of long-lived assets:   We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10%, we believe there would be no material impact on the reported value of intangible assets on our Consolidated Balance Sheet. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

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

Reserves for uncollectible accounts receivable:   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review, and adjust when appropriate, our allowance for doubtful accounts on at least a quarterly basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If our estimate of uncollectible accounts were too low by 10%, there would be no material impact on the reported value of accounts receivable on our consolidated balance sheets.

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

Results of Operations

During the year ended December 31, 2004, we invested in capital equipment and software development for several new programs, including programs based in Florida, Mexico, and Alabama which caused our working capital to decrease for the period. Two of these three programs began to contribute revenue in the second half of 2004 and all of these programs are expected to be fully deployed in 2005. Operating results were negatively impacted by lower margins (resulting from sales mix, depreciation expense as a higher percentage of revenue, competitive bidding, inventory reserves, and lower yields on new products) as well as charges for Sarbanes-Oxley compliance, increased spending on our restatement activities, litigation settlement charges, and impairment charges.

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2004	2003	2002
	(Restated)
Revenue:
Service	80%	84%	78%
Product and subscription	20	16	22
Total revenue	100	100	100
Cost of revenue:
Service	49	46	46
Product and subscription	13	9	14
Total cost of revenue	62	55	60
Gross profit	38	45	40
Operating expenses:
Sales and marketing	13	14	16
Research, development and engineering	8	8	12
General and administrative	28	23	22
Restructuring charges, net	—	—	1
Total operating expenses	49	45	51
Operating income (loss)	(11)	—	(11)
Other income (expense):
Interest income	1	1	1
Interest expense	—	—	—
Other	—	—	—
Total other income, net	1	1	1
Income (loss) before provision for income taxes	(10)	1	(10)
Provision for income taxes	—	(1)	—
Net income (loss)	(10)%	—%	(10)%

Years Ended December 31, 2004 and 2003

Revenue for 2004 was up from the prior year. This resulted from an increase of $5.5 million in ID systems revenue, going from $76.3 million in 2003 to $81.8 million in 2004, and an increase of $1.9 million in watermarking revenue, going from $9.3 million in 2003 to $11.2 million in 2004. Revenue related to services, which include the issuance of driver licenses, increased by approximately 3% while revenue related to product and subscription sales increased approximately 36% because of delivery of a large, international film-based system to a customer, the sale of equipment to a domestic customer, and the license and related revenues for intellectual property rights to international customers.

Operating expenses in total increased by $6.3 million or 16% for the year ended December 31, 2004 compared to the year ended December 31, 2003. The majority of the increase came from the general and administrative function as a result of several factors. One such factor is the cost related to the restatement activities we are undertaking, which include legal, accounting, and consulting fees. A second factor is the increased cost of our efforts to document, evaluate, and test our internal controls in accordance with the Sarbanes-Oxley Act of 2002. We also had increased costs related to impairment charges, litigation settlement charges, increased bad debt expense, charges for vacating our old building, and increased costs related to higher financial staffing and consulting fees. Our sales and marketing and research, development, and engineering costs increased only slightly. As of the end of 2004, we increased the number of our full time employees by 20 and increased the number of our contractors by 92 since the end of 2003. The increased workforce resulted from the high demand of delivery programs during the year and increased resources for our finance group.

We had a net loss of $9.0 million compared to our net income of $175,000 in 2003. The decrease in net income came as a result of a decrease in margins of $3.2 million and an increase in operating expenses of $6.3 million, as described above.

Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, including driver license issuing authority customers, we anticipate our current contracts as of December 31, 2004 to generate more than $260 million in revenue during the life of such contracts, currently expected to be up to eight years. We consider as backlog production volumes reasonably expected to be achieved under currently existing contractual terms, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. However, there can be no assurance that our backlog will result in actual revenue in any particular period, because our backlog includes contracts that extend for several years, during which time they could be cancelled or suspended. Anticipated revenues from long-term contracts may cover periods as long as eight years, and in many instances such contracts may be terminated by the customer throughout the period. We may never realize revenue on contracts included in our backlog or the timing of such recognition may change because the contract could be reduced, modified, or terminated early or the project schedule could be changed.

Revenue

Total revenue was $92.9 million and $85.6 million for the years ended December 31, 2004 and 2003, respectively. The $7.4 million or 9% increase in total revenue resulted primarily from an increase in our product and subscription revenues.

In international markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. In international markets, revenue from international customers was $20.8 million and $14.0 million for 2004 and 2003, respectively. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to international government agencies or their prime contractors. These sales often can be large, one-time events. Due to the nature of the international customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the United States.

We had no customer that accounted for more than 10% of our revenue in 2004, 2003 or 2002.

Service.   Service revenue consists primarily of card production on a price-per-card basis, software development services and hardware and software maintenance. The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements. Service revenue is an umbrella category consisting of both service revenue and contract-based service revenue. The distinction between these two subcategories is that service revenue is generated from long-term identification and driver license production contracts, while contract-based service revenue is generated from other long-term, time-and-materials service contracts. Service revenue was $73.9 million and $71.6 million for the years ended December 31, 2004 and 2003, respectively. The $2.3 million or 3% increase was the result of increased issuance revenue from program transitions (the addition of programs based in Mexico, Florida, and Latvia offset by the loss of programs based in Oklahoma, Alaska and Maryland), in addition to increased services provided under our long-term contract with the international consortium of central banks.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to the ImageBridge product. Product and subscription revenue was $19.0 million and $14.0 million for the years ended December 31, 2004 and 2003, respectively. The $5.0 million or 36% increase was primarily related to the delivery of a large, international film-based system to a customer, the sale of equipment to a domestic customer, and the license and related revenues for intellectual property rights to international customers. Prices for product and subscription offerings by the company are generally consistent with prior periods.

Cost of Revenue

Service.   Cost of service revenue primarily includes compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, costs of consumables used in delivering a service, depreciation charges for machinery used specifically for service delivery, amortization of capitalized internal-use software costs, and travel costs directly attributable to service and development contracts. Cost of service revenue was $45.7 million and $39.4 million for the years ended December 31, 2004 and 2003, respectively. The $6.3 million or 16% increase was primarily the result of increased international operations costs of $2.0 million, an increase of program-related depreciation costs of $3.7 million, and an increase of $1.8 million in domestic field operations costs, and inventory and program asset charges of $1.1 million related to excess, obsolete, and slow-moving inventory, partially offset by a decrease of $2.2 million related to costs of consumables related to issuances. We have begun to outsource much of our field operations and maintenance activities on new contracts to third parties, and therefore the increase in spending is not the result of the increase in the total number of our full-time employees during 2004. We have been active in negotiating volume discounts, decreasing storage costs, and consolidating operations when necessary among other actions. Field operations employees totaled 142 and 147 at December 31, 2004 and 2003, respectively.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. Cost of product and subscription revenue was $11.8 million and $7.5 million for the years ended December 31, 2004 and 2003, respectively. The $4.3 million or 57% increase was primarily the result of increased material costs in connection with the delivery of the large international film based system to one customer during the year ended December 31, 2004. This large delivery had particularly low margins. We also sold quantities of older or expiring film and equipment to a domestic customer at low margins or no margin during the year which drove up costs and reduced margins for the period.

Gross Profit

Overall gross profit as a percentage of revenue for the years ended December 31, 2004 and 2003 was 38% and 45%, respectively. The $3.2 million or 8% decrease in gross profit for the year ended December 31, 2004 compared to the prior year was primarily related to the following factors:

•        Inventory and program asset charges of $1.1 million related to excess, obsolete, and slow-moving inventory;

•        Increased international operations costs of $3.6 million related to the ramp up of two large new programs;

•        Increased domestic field operations costs of $1.8 million;

•        An unfavorable revenue mix during the first half of the year, including low margin revenues from follow-on film sales into an international voter identification project and some domestic equipment sales;

•        Cost overruns related to the sale of a driver license issuance system in the first half of the year; and

•        Higher depreciation charges of $2.0 million originating from the capitalized costs related to hardware, software, and delivery activities in the deployment of new contracts and upgrades to existing contracts.

•  These items were partially offset by a decrease of $2.2 million related to costs on consumables related to issuances.

In particular, the high level of new programs, while indicative of our continuing marketing successes and anticipated to be a precursor to significant growth in revenues, exerted operational pressures on our identification systems business during the year as the organization incurred higher expenses as part of the upfront implementation costs associated with making these new programs operational. We believe that these operational pressures on our identification systems business will likely continue for the next few quarters, resulting in continued margin pressures as we continue to incur significant expenses without corresponding revenue increases, until the new programs are fully implemented and producing revenues in timing and amount that offset such increased expenses in connection with their implementation.

Operating Expenses

Sales and marketing.   Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing personnel, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $11.9 million for each of the years ended December 31, 2004 and 2003. The spending remained relatively flat for the year due primarily to lower headcount for sales and marketing employees and spending controls offset by increased impairment charges of approximately $0.5 million related to investments in private, technology-related companies.

Starting in 2003, we reduced many of the overhead and variable costs within sales and marketing by consciously making strategic spending decisions. These efforts have resulted in targeted spending for critical areas, yielding lower overall spending within the function. Sales and marketing employees totaled 50 and 55 as of December 31, 2004 and 2003, respectively. We anticipate that we will continue to invest at or slightly above the current run rate in sales and marketing for the foreseeable future.

Research, development and engineering.   Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $7.2 million and $7.1 million for the years ended December 31, 2004 and 2003, respectively. The overall increase in research, development and engineering expenses of $0.1 million or 1% resulted from higher headcounts, partially offset by cost control measures taken by us during the previous and current year, such as restructuring the business, consolidating operations, centralizing certain services, and standardizing products. Research, development and engineering personnel totaled 137 and 115 as of December 31, 2004 and 2003, respectively. We anticipate that we will continue to invest at the current run rate in product research, development and engineering for the foreseeable future.

General and administrative.   General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal, human resources and other professional fees, and depreciation and amortization expense, including intangibles. General and administrative expenses were $25.9 million and $19.7 million for the years ended December 31, 2004 and 2003, respectively. The overall increase in general and administrative expenses of $6.1 million or 31% primarily resulted from:

•        Incremental third party legal and accounting costs related to our restatement activities of $1.4 million;

•        Incremental costs related to third party services in support of our efforts to comply with the Sarbanes-Oxley Act of 2002 of $0.7 million;

•        Incremental charges related to the provision for uncollectible accounts receivable and uncollectible notes receivable of $0.5 million;

•        Incremental charges related to the settlement of litigation of $0.4 million;

•        Incremental facility costs of $0.3 million due to dual rent costs for four months in addition to increased amortization and depreciation on the facility build out; offset by

•        A decrease by $1.0 million in amortization charges related to intangible assets compared to the prior year.

The remaining $3.8 million of the increase in general and administrative expenses is primarily the result of increases in headcount, consulting fees and other general costs related to compliance and administrative activities.

In addition, we added headcount and consulting resources to our infrastructure, including our finance and information technology groups, in order to meet the normal responsibilities of these functions in addition to the increased demands of our restatement and ongoing compliance activities. General and administrative employees totaled 65 and 57 as of December 31, 2004 and 2003, respectively.

We expect general and administrative expenses will remain at increased levels in future periods primarily due to the legal and other professional fees related to the foregoing matters, as well as the recently filed shareholder derivative lawsuits, and the anticipated higher insurance costs and increased accounting, audit and legal fees related to our compliance with Section 404. We also expect such expenses to increase in future quarters because we anticipate that we will continue to invest in our finance and information technologies organizations and the operational infrastructure at our identification systems business.

Amortization of intangible assets.   We account for intangible assets resulting from acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life. As a result, in December 2001 we recorded $29.5 million of intangible assets related to the acquisition of certain assets and certain liabilities from Polaroid and affiliates. These intangible assets were set up to amortize over a 12-year period, representing the expected useful life. Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors. Amortization of intangible assets is included in general and administrative expenses in our statements of operations. The estimated amortization of intangibles over the next five years is as follows:

	2005	2006	2007	2008	2009
Amortization of intangibles	$3,200	$2,000	$2,000	$2,000	$2,000

Stock-based compensation.   Stock-based compensation expense includes costs relating to stock-based employee compensation arrangements. Stock-based compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant, and is being recognized over the vesting periods of the related options, usually four years. No stock-based compensation expense was recorded in 2004 while $1.3 million was recorded for the year ended December 31, 2003, and is included in the respective statements of operations expense categories for the employees to which it applies, as set forth in the table below.

	Twelve Months Ended
	December 31,
	2004	2003
Sales and marketing	$—	$277,000
Research, development and engineering	—	254,000
General and administrative	—	760,000
	$—	$1,291,000

On December 16, 2004, the FASB issued Statement No. 123(R), Share Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123(R) is effective for all stock-based awards granted on or after July 2005. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. Digimarc is currently assessing the impact of adopting Statement No. 123(R) to its consolidated results of operations.

On December 21, 2004, the Audit, Compensation and Corporate Governance Committees of the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices greater than $15.00. The acceleration applies to all options outstanding under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan that would not have otherwise vested in full by June 30, 2005 in accordance with their terms. The effective date of the vesting acceleration is December 31, 2004. The Company has disclosed the value associated with these options in the pro forma net income calculation for the year ended

December 31, 2004 included in Note 1 to the Company’s financial statements. The $15.00 exercise price was selected because it was higher than (i) the price at which the Company’s stock had traded during the period prior to the announcement of the restatement of prior financial results, (ii) the average trading price of the Company’s common stock for the last two years, and (iii) the purchase price per share of the Company’s common stock in the Company’s private placement in August 2003. Options to purchase 310,057 shares of the Company’s common stock, or 5% of the total number of options of the Company outstanding as of December 31, 2004 with remaining vesting schedules, were accelerated. Accelerating the vesting of the Company’s options prior to the time at which these new accounting changes become effective accelerates the recognition of any remaining expense associated with these options. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification. The incremental pro forma expense shown in Note 1 to the consolidated financial statements was $1.1 million as a result of this acceleration. Of these 310,057 options, approximately 50,000 options are held by the Company’s executive officers. Other than the Company’s chairman and chief executive officer, no director of the Company holds any options subject to the acceleration.

Total other income (expense), net.   Other income (expense), net consists primarily of interest received and paid. Other income (expense) was $0.9 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively. The $0.3 million or 51% increase came as a result of higher average cash balances that originated from the private placement offering in the third quarter of 2003 and higher interest rates during the majority of fiscal 2004.

Provision for income taxes.   Due to the Company’s domestic losses before the provision for income taxes for the year ended December 31, 2002, there was no provision for federal, foreign, or state taxes. However, for the years ended December 31, 2004 and 2003, the Company was profitable in some foreign jurisdictions. Therefore, during 2004 and 2003 we provided for income taxes expected to be paid on our international operations. As of December 31, 2004, we had net operating loss carryforwards for federal, state and foreign income tax reporting purposes of approximately $82 million and research and experimentation credits of approximately $3.0 million which expire through 2024 if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership. Such a change in ownership occurred with the sales of preferred stock in June 1996, July 1996, and July 1999 and in connection with the initial public offering of our common stock in December 1999. Accordingly, we estimate that approximately $9.0 million of net operating loss carryforwards are subject to the utilization limitation.

Years Ended December 31, 2003 and 2002

Revenue

Total revenue was $85.6 million and $86.6 million for the years ended December 31, 2003 and 2002, respectively. The $1.0 million or 1% decrease in total revenue resulted from an increase in our overall services revenue related to higher average price-per-card fees that we collect offset by a greater decrease in our product and subscription revenue due to an unusually large order shipped in the third quarter of 2002. In non-U.S. markets, revenue from international customers was $14.0 million and $17.8 million for 2003 and 2002, respectively. We had no customer that accounted for more than 10% of our revenue in 2003 or 2002.

Service.   Service revenue was $71.6 million and $67.1 million for the years ended December 31, 2003 and 2002, respectively. The $4.4 million or 7% increase was primarily the result of higher average price-per-card payments that we receive from our customers. The higher prices came as a result of several factors, including security upgrades for existing programs, new programs starting that are generally higher in price due to the features requested and level of security included, and existing contracts that have price increases built into the agreement. The increases in price vary from arrangement to arrangement. The volumes remained relatively consistent from year to year. Revenue from the consortium of central banks was less than 10% for both 2003 and 2002.

Product and subscription.   Product and subscription revenue was $14.0 million and $19.5 million for the years ended December 31, 2003 and 2002, respectively. The $5.5 million or 28% decrease was primarily related to an unusually large international order we received and delivered in the third quarter of 2002 in the amount of $5.1 million. We did not have a similar order in 2003, and consequently experienced a decrease in product and subscription revenue in 2003.

Cost of Revenue

Service.   Cost of service revenue was $39.4 million and $39.6 million for the years ended December 31, 2003 and 2002, respectively. The $0.2 million or zero percent decrease was primarily the result of efforts made by the company to reduce the costs associated with delivering these services offset by certain project overruns recorded during the year. Field operations employees totaled 151 and 146 at December 31, 2003 and 2002, respectively.

Product and subscription.   Cost of product and subscription revenue was $7.5 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. The $4.8 million or 39% decrease was primarily the result of the associated decrease in product and subscription revenue. The large order mentioned above, fulfilled in the third quarter of 2002, had very low margins. As a result, the majority of the decrease in cost of revenue related to costs associated with the $5.1 million of revenue recognized in 2002.

Operating Expenses

Sales and marketing.   Sales and marketing expenses were $11.9 million and $14.2 million for the years ended December 31, 2003 and 2002, respectively. The overall decrease in sales and marketing expenses of $2.4 million or 17% resulted from managing costs effectively within the group. We reduced many of the overhead and variable costs within sales and marketing by improving our purchasing process, identifying improved or alternative options, and consciously making strategic spending decisions. Specifically, the decrease resulted from decreased salaries and other employee related costs of approximately $1.3 million due to lower headcount, decreased administrative costs of approximately $0.8 million related to sales and marketing activities, decreased spending for marketing materials and promotional activities of $0.3 million, and decreased use of outside consulting services of $0.1 million, and a decrease of approximately $0.2 million in deferred stock compensation related to sales and marketing personnel, partially offset by increased costs of $0.4 million due to the decreased use of sales and marketing personnel to provide services for our revenue generating contracts that would have been included in cost of service revenue. Sales and marketing employees totaled 55 and 59 as of December 31, 2003 and 2002, respectively.

Research, development and engineering.   Research, development and engineering expenses were $7.1 million and $10.4 million for the years ended December 31, 2003 and 2002, respectively. The overall decrease in research, development and engineering expenses of $3.3 million or 31% resulted from the general shift we made as a company from a research, development, and engineering dominated company to a sales and marketing organization, in addition to a focus on managing discretionary spending appropriately. The shift was evidenced by the decrease of 37 employees within this group. The net decrease in spending was also attributed to cost control measures taken by us during the year, such as restructuring the business, consolidating operations, centralizing certain services, and standardizing products. The decrease resulted from decreased salaries and other employee related costs of $0.8 million, decreased costs related to outside consultants of approximately $3.2 million associated mainly with decreased use of contractors, decreased administrative costs of $0.4 million associated with research, development and engineering activities, and a decrease of approximately $0.2 million of deferred stock compensation charges related to research, development, and engineering personnel, partially offset by $1.2 million related to decreased use of research, development and engineering personnel to provide services for our revenue generating contracts and to develop internal-use software. Research, development and engineering personnel totaled 111 and 148 as of December 31, 2003 and 2002, respectively.

General and administrative.   General and administrative expenses were $19.7 million and $19.3 million for the years ended December 31, 2003 and 2002, respectively. The overall increase in general and administrative expenses of $0.5 million or 2% was relatively flat from year to year. Specifically, the increase resulted from increased costs of $0.3 million related to administrative costs, which includes depreciation and amortization, and $1.2 million related to increased use of general and administrative personnel to provide services for other groups within the company, partially offset by a decrease of $0.1 million related to salaries and other employee related costs, including travel expenses, decreased spending on consulting and professional fees of $0.6 million, and a decrease of approximately $0.1 million of deferred stock compensation charges related to general and administrative personnel. General and administrative employees totaled 57 and 49 as of December 31, 2003 and 2002, respectively.

Stock-based compensation.   Stock-based compensation expense of $1.3 million and $1.8 million was recorded for the years ended December 31, 2003 and 2002, respectively, and is included in the respective statements of operations expense categories for the employees to which it applies. At December 31, 2003, no stock-based compensation remains deferred.

Total other income (expense), net.   Other income (expense), net consists primarily of interest received and paid. Other income (expense) was $0.6 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively. The $0.5 million or 45% decrease came as a result of lower average cash balances and interest rates during the majority of fiscal 2003.

Provision for income taxes.   During 2003 and 2002 we provided for income taxes expected to be paid on our international operations.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents, restricted cash, and short-term investments of $51.8 million, representing a decrease of $26.8 million from $78.6 million at December 31, 2003. As of December 31, 2004, $8.3 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. We support the performance bonds with letters of credit, which may or may not require restricted cash. Due to the losses incurred through the second quarter and the losses that were expected for the year at that time, we were required to increase our restricted cash during the fourth quarter. The letters of credit must be renewed yearly if they are expected to continue, and therefore the need for restricted cash is renewed yearly. However, our banks have required us to restrict this cash until we return to profitability for one year. Accordingly, restricted cash is classified as a non-current asset. Working capital at December 31, 2004 was $48.9 million, compared to working capital of $89.3 million at December 31, 2003. The majority of the decrease in cash and working capital primarily relates to investments made in the new Florida, Mexico, and Alabama programs that we anticipate will contribute to revenue growth in 2005 and beyond.

Operating Cash Flow.   The $4.7 million of cash provided by operations for the year ended December 31, 2004 resulted from net loss of $9.0 million which includes non cash items related to depreciation and amortization of $13.5 million. Items positively impacting operating cash flow were increases in accounts payable of $4.8 million, deferred revenue of $1.7 million and accrued payroll and related costs of $1.1 million. Negatively impacting operating cash flow was an increase in restricted cash of

$6.3 million, an increase in inventory of $2.6 million and an increase in trade and unbilled accounts receivable, net of $1.4 million. The $25.3 million of cash provided by operations for the year ended December 31, 2003 resulted from net income of $0.2 million which includes non cash items related to depreciation, amortization, and stock-based compensation of $12.1 million, along with a decrease of $13.7 million of restricted cash as the Company renegotiated the terms of its performance bonds during the year, and $1.6 million related to decreased accounts receivable. Cash provided by operations was negatively impacted by a decrease in accounts payable of $1.4 million.

Investing Cash Flow.   The $21.7 million of cash used in investing activities for the year ended December 31, 2004 primarily related to $39.7 million for the purchase of property and equipment, including capitalized labor costs, partially offset by $18.0 in net sales of short-term investments. We also acquired approximately $0.1 million of fixed assets during 2004 through capital lease arrangements. The $37.2 million of cash used in investing activities for the year ended December 31, 2003 primarily related to $23.2 million in net purchases of short-term investments, and $14.0 million for the purchase of property and equipment, including capitalized labor costs. We also acquired approximately $1.5 million of fixed assets during 2003 through capital lease arrangements.

Financing Cash Flow.   The $1.9 million of cash provided by financing activities for the year ended December 31, 2004 primarily related to the issuance of stock for $2.1 million related to the employee stock option and employee stock purchase plans, offset by $0.2 million of principal payments under capital leases. The $27.9 million of cash provided by financing activities for the year ended December 31, 2003 resulted primarily from the sale of common stock. In August 2003 we sold 1,785,996 units, each of which consisted of one share of common stock and a warrant to purchase 0.15 of a share of common stock, to sixteen institutional and accredited investors, in a private placement transaction that resulted in $23.5 million of net proceeds to the company and $4.4 million related to the issuance of common stock through the employee stock option and employee stock purchase plans.

Commitments and Contingencies.   Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $10.4 million as of December 31, 2004, and are payable in monthly installments through October 2010. Our obligations under non-cancelable capital leases, which totaled $1.5 million as of December 31, 2004, are payable in monthly installments through 2007. We are contractually obligated to make the following payments as of December 31, 2004:

Known Contractual Obligations

	Payment Due by Period (in 000’s)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Capital leases	$1,457	$551	$906	$—	$—
Operating leases	10,421	2,190	3,867	2,914	1,450
Total contractual obligations	$11,878	$2,741	$4,773	$2,914	$1,450

We have driver license contracts with various states that are not yet fully deployed for which we have estimated the amounts to complete. In order to complete these contracts, we estimate we will incur approximately $15 million of expenditures. The estimates are derived from information known to the Company at the time the estimates were prepared. Actual expenditures may vary from our estimates. The majority of the expenditures will occur in the first half of 2005, and none are expected to be incurred in 2006. These expenditures are recouped through receipts from the long-term price-per-card agreements.

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

Customers have asserted, and may in the future assert, compensatory or liquidated damages, breach of contract, or other claims alleging that we have failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. From time to time, customers have given notice of their intention to assert claims for liquidated damages. For example, in the fourth quarter of 2004 and in the first quarter of 2005, customers provided notice that they may elect to assert liquidated damages under the terms of their respective contracts. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid liquidated damages in connection with a dispute with a domestic customer. We recently elected to pay a minor amount in settlement of a liquidated damages claim in connection with our Mexican contract. While there is always risk that liquidated damages could be assessed in the future, management does not believe that it is probable that material amounts will be paid, nor can we predict what the amount of any such damages would be if they were to be imposed. However, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results, although prior assertions of such claims have not had such an effect. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

Future Cash Expectations.   We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. We have taken and continue to take steps to limit our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. We recognize that our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependent on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities although we do not believe at this time that our long-term working capital and capital expenditures will be of such a nature that we would be required to take steps presently to remedy any such potential deficiency. As an example, in the event that we were to win contracts requiring significant capital investment, we may need to seek additional financing. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123(R) is effective for all stock-based awards granted on or after July 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2004, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $45.0 million. The original maturities of our investment portfolio range from 29 to 366 days with an average interest rate of 1.9%. We had capital lease obligations of approximately $1.5 million at December 31, 2004. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto of Digimarc Corporation and its subsidiaries as of December 31, 2004 and 2003 and for the three year period ended December 31, 2004 and the independent registered public accounting firm report thereon are set forth on the F pages of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:   CONTROLS AND PROCEDURES

As described elsewhere in this Form 10-K, we identified during the third quarter of 2004 certain errors in the accounting for software development costs and project capitalization at DIDS, and we postponed the release of our financial results for the quarter ended September 30, 2004 pending the completion of our review of these accounting errors. We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations. This review involves a detailed analysis and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. During the course of our review, we determined that certain prior period financial statements required restatement. As a result, this Form 10-K includes restated consolidated financial statements as of and for (1) the fiscal year ended December 31, 2003, including each of the quarterly periods in the fiscal year ended December 31, 2003, and (2) the quarterly periods ended March 31, 2004 and June 30, 2004.

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

•        Inadequacies related to entity-level controls.   Management has concluded that there are deficiencies in the design and execution of our entity-level controls relating to training, job descriptions, managing of employee turnover, application of U.S. GAAP, and communication between departments that constitute “material weaknesses” in our internal control over financial reporting. These deficiencies contributed to the restatement of our previously issued financial statements as discussed herein, delays in compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, and the delayed filing of this Form 10-K.

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

This Form 10-K does not include the report on management’s assessment of the effectiveness of internal control over financial reporting or the related attestation reports of our independent registered public accounting firm, KPMG LLP, as required by Section 404 of the Sarbanes-Oxley Act. We intend to file an amendment to the Form 10-K that includes such reports within 45 days of the initial filing deadline for this Form 10-K. We currently expect that on or before May 2, 2005 we will file an amendment to our Form 10-K to include both management’s assessment of internal controls over financial reporting and the related attestation reports of our independent registered public accountants. Given the time requirements necessary to test our processes, there can be no assurance that there will be sufficient time and resources available for us to be fully compliant with the requirements relating to internal controls over financial reporting and other aspects of Section 404 by May 2, 2005. Additionally, due to the nature of and the time necessary to effectively remediate the deficiencies identified, these issues were not being effectively remediated as of December 31, 2004, the date of our assessment of internal control over financial reporting. As a result, based on the material weaknesses identified, it is currently anticipated that management’s assessment and KPMG’s Report will conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Our current management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934)

as of December 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted above, we have identified a number of areas for improvement in our internal controls and procedures, as they existed as of December 31, 2004. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, and subject to the information set forth in this Item 9A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective based on the matters described in this Item 9A. However, subsequent to December 31, 2004, and up to the filing date of this report, we implemented a detailed review and analysis of our accounting records, including a reconstruction of certain accounting records, in support of the financial statements contained herein utilizing consultants with expertise in accounting under the direction of new financial management. As internal control issues have been identified, management has taken steps to remediate such matters. If additional internal control issues come to light, management intends to address them promptly.

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

The certifications of our principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 9A should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

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

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Relationships Among Directors or Executive Officers,” “Management,” “Report of the Nominating Committee of the Board of Directors,” “Report of the Corporate Governance Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11:   EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation.”

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the caption “Audit Fees and Non-Audit Fees.”

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are set forth on pages F-1 to F-36 attached to the Annual Report on Form 10-K filed with Securities and Exchange Commission on March 31, 2005:

(i)             Report of Independent Registered Public Accounting Firm

(ii)         Consolidated Balance Sheets as of December 31, 2004 and 2003 (restated)

(iii)     Consolidated Statements of Operations for the years ended December 31, 2004, 2003 (restated) and 2002

(iv)       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 (restated) and 2002

(v)           Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 (restated) and 2002

(vi)       Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(a)(3) Exhibits

Exhibit Number	Document
2.1

Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2002)

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.2

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.3

Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)

3.4

Certificate of Designation of the Series A Preferred Stock of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2

Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant’s preferred stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

4.3

Rights Agreement, dated as of November 16, 2004, between Digimarc Corporation and EquiServe Trust Company, N.A. together with: Exhibit A Form of Rights Certificate; Exhibit B Form of Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Certificate of Designation of the Series A Preferred Stock of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2004)

10.1

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

10.2

Registrant’s 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)

10.3

Registrant’s Restated 1999 Stock Incentive Plan, as amended and restated on April 17, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)

10.4

Form of Notice of Stock Option Award and Stock Option Award Agreement for the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99(d)(2) of the Company’s Schedule TO, as filed with the Securities and Exchange Commission on February 16, 2001)

10.5

Registrant’s 1999 Employee Stock Purchase Plan, as amended and restated on February 19, 2004, including forms of agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-115074) which became effective on April 30, 2004)

10.6

Lease Agreement, dated as of June 25, 1999, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

10.7

First Amendment to Lease Agreement, dated as of February 17, 2000, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Securities and Exchange Commission on March 17, 2000 and withdrawn on July 31, 2000)

10.8

CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Securities and Exchange Commission on March 17, 2000 and withdrawn on July 31, 2000)

10.9

Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

10.10

Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

10.11

Registrant’s 2000 Non-Officer Employee Stock Incentive Plan, as amended and restated on February 19, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.12

Registrant’s 1999 Non-Employee Director Option Program, as amended and restated on March 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.13

First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

10.14

Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

10.15

Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003)

10.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)

10.17

Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)

10.18

Form of Notice of Stock Option Award and Stock Option Award Agreement for employees under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99(d)(2) of the Company’s Schedule TO, as filed with the Securities and Exchange Commission on February 16, 2001)

10.19

Form of Restricted Stock Agreement for the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)

10.20

Form of Stock Option Award Agreement for the 1999 Non-Employee Director Option Program adopted under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)

10.21	Forms of Notice of Stock Option Award and Stock Option Award Agreement for officers under the Digimarc Corporation 1999 Stock Incentive Plan
10.22	Full Service Lease, dated March 22, 2004, by and between PS Business Parks, L.P., and the Registrant
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
/s/ Michael McConnell
Date: April 7, 2005	Michael McConnell Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Davis and Michael McConnell and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bruce Davis	Chief Executive Officer and Chairman of	April 7, 2005
Bruce Davis	the Board of Directors (Principal Executive Officer)
/s/ Paul Gifford	President and Chief Operating Officer	April 7, 2005
Paul Gifford
/s/ Michael McConnell	Chief Financial Officer and Treasurer	April 7, 2005
Michael McConnell	(Principal Financial and Accounting Officer)
/s/ Robert Chamness	Chief Legal Officer and Secretary	April 7, 2005
Robert Chamness
/s/ Philip Monego, Sr.	Director	April 7, 2005
Philip Monego, Sr.
/s/ Brian J. Grossi	Director	April 7, 2005
Brian J. Grossi

/s/ Peter Smith	Director	April 7, 2005
Peter Smith
/s/ Alty van Luijt	Director	April 7, 2005
Alty van Luijt
/s/ Jim Roth	Director	April 7, 2005
Jim Roth
/s/ James Richardson	Director	April 7, 2005
James Richardson

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As indicated in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2003.

Digimarc Corporation has not reported on, and we have not audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  Accordingly, we do not express an opinion or any other form of assurance on the effectiveness of Digimarc Corporation’s internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Portland, Oregon
April 6, 2005

DIGIMARC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2004	2003
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,489	$33,626
Restricted cash	—	1,976
Short-term investments	25,068	43,031
Trade accounts receivable, net	9,666	9,168
Unbilled trade receivables	5,008	4,321
Inventory, net	8,858	6,253
Other current assets	1,779	2,052
Total current assets	68,868	100,427
Restricted cash	8,279	—
Property and equipment, net	63,975	35,813
Intangibles	21,162	23,698
Other assets, net	1,003	1,215
Total assets	$163,287	$161,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,424	$6,584
Accrued payroll and related costs	2,161	1,069
Deferred revenue	4,854	3,160
Other current liabilities	1,492	304
Total current liabilities	19,931	11,117
Other long-term liabilities	1,112	1,286
Total liabilities	21,043	12,403
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2004 and 2003; issued and outstanding 20,453,429 and 20,129,846 shares at December 31, 2004 and 2003, respectively	21	20
Additional paid-in capital	206,979	203,634
Warrant	—	881
Accumulated other comprehensive income	147	96
Accumulated deficit	(64,903)	(55,881)
Total stockholders’ equity	142,244	148,750
Total liabilities and stockholders’ equity	$163,287	$161,153

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
		Restated
Revenue:
Service	$73,919	$71,588	$67,149
Product and subscription	19,028	14,003	19,468
Total revenue	92,947	85,591	86,617
Cost of revenue:
Service	45,663	39,412	39,596
Product and subscription	11,784	7,524	12,354
Total cost of revenue	57,447	46,936	51,950
Gross profit	35,500	38,655	34,667
Operating expenses:
Sales and marketing	11,919	11,854	14,235
Research, development and engineering	7,229	7,137	10,391
General and administrative	25,863	19,733	19,277
Restructuring charges, net	—	—	493
Total operating expenses	45,011	38,724	44,396
Operating loss	(9,511)	(69)	(9,729)
Other income (expense):
Interest income	905	687	1,035
Interest expense	(104)	(14)	(51)
Other	53	(106)	56
Total other income, net	854	567	1,040
Income (loss) before provision for income taxes	(8,657)	498	(8,689)
Provision for income taxes	(365)	(323)	—
Net income (loss)	$(9,022)	$175	$(8,689)
Net income (loss) per share—basic	$(0.44)	$0.01	$(0.50)
Net income (loss) per share—diluted	$(0.44)	$0.01	$(0.50)
Weighted average shares outstanding—basic	20,326	18,572	17,361
Weighted average shares outstanding—diluted	20,326	19,351	17,361

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in	Deferred stock		Accumulated	Accumulated other comprehensive income	Total stockholders’
	Shares	Amount	capital	compensation	Warrant	Deficit	(loss)	equity
BALANCE AT DECEMBER 31, 2001	17,020,818	$17	$173,443	$(3,294)	$675	$(47,367)	$—	$123,474
Exercise of stock options	535,526	1	1,796	—	—	—	—	1,797
Purchase of employee stock purchase plan shares	84,354	—	897	—	—	—	—	897
Stock-based compensation expense	—	—	(134)	1,962	—	—	—	1,828
Foreign currency translation loss	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	(8,689)	—	(8,689)
BALANCE AT DECEMBER 31, 2002	17,640,698	18	176,002	(1,332)	675	(56,056)	(43)	119,264
Exercise of stock options	622,108	—	3,567	—	—	—	—	3,567
Purchase of employee stock purchase plan shares	81,044	—	862	—	—	—	—	862
Issuance of common stock and warrants through private placement, net	1,785,996	2	22,569	—	881	—	—	23,452
Expired warrants and options issued to non-employees	—	—	675	—	(675)	—	—	—
Stock-based compensation expense	—	—	(41)	1,332	—	—	—	1,291
Foreign currency translation gain	—	—	—	—	—	—	139	139
Net income (restated)	—	—	—	—	—	175	—	175
BALANCE AT DECEMBER 31, 2003 (restated)	20,129,846	20	203,634	—	881	(55,881)	96	148,750
Exercise of stock options	160,622	1	679	—	—	—	—	680
Purchase of employee stock purchase plan shares	48,455	—	468	—	—	—	—	468
Issuance of common stock and warrants through private placement, net	74,506	—	969	—	—	—	—	969
Issuance of common stock for litigation settlement	40,000	—	348	—	—	—	—	348
Conversion and expiration of warrants	—	—	881	—	(881)	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	51	51
Net loss	—	—	—	—	—	(9,022)	—	(9,022)
BALANCE AT DECEMBER 31, 2004	20,453,429	$21	$206,979	$—	$—	$(64,903)	$147	$142,244

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Twelve Months Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	Restated
Cash flows from operating activities:
Net income (loss)	$(9,022)	$175	$(8,689)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,490	10,780	9,058
Stock-based compensation expense	—	1,291	1,828
Impairment of investments	465	—	—
Issuance of common stock for litigation settlement	348	—	—
Increase (decrease) in allowance for doubtful accounts	263	(171)	(654)
Other non-cash charges	703	379	261
Changes in operating assets and liabilities:
Restricted cash	(6,303)	13,726	(15,702)
Trade and unbilled accounts receivable, net	(1,448)	1,815	1,021
Inventory, net	(2,605)	(1,162)	587
Other current assets	273	1,055	(827)
Other assets, net	(253)	(309)	(651)
Accounts payable	4,840	(1,424)	4,604
Accrued payroll and related costs	1,092	(318)	222
Deferred revenue	1,694	(572)	3,241
Other liabilities	1,142	57	(221)
Net cash provided by (used in) operating activities	4,679	25,322	(5,922)
Cash flows from investing activities:
Purchase of property and equipment	(27,247)	(7,402)	(12,277)
Capitalization of labor costs	(12,444)	(6,609)	(7,792)
Long-term investments	—	—	(300)
Sale or maturity of short-term investments	193,355	39,786	43,655
Purchase of short-term investments	(175,392)	(63,027)	(15,064)
Net cash provided by (used in) investing activities	(21,728)	(37,252)	8,222
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,117	27,881	2,694
Principal payments under capital lease obligations	(205)	(7)	(536)
Net cash provided by financing activities	1,912	27,874	2,158
Net increase (decrease) in cash and cash equivalents	(15,137)	15,944	4,458
Cash and cash equivalents at beginning of year	33,626	17,682	13,224
Cash and cash equivalents at end of year	$18,489	$33,626	$17,682
Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$14	$51
Cash paid for income taxes	$400	$136	$—
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$77	$1,464	$—

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”) is a leading supplier of secure personal identification systems. The Company and its affiliates supply the issuance systems for the majority of driver licenses produced in the United States and provide all or part of the issuance systems for national identifications, voter identifications, and driver licenses in more than 20 non-U.S. countries.

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

In December, 2001, the Company, through its wholly-owned subsidiary, Digimarc ID Systems, LLC and certain of that subsidiary’s wholly-owned subsidiaries, acquired the assets and assumed certain redundant liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation (collectively known as the Large Government Program Identification Business, or “LGP”). The acquisition was accounted for using the purchase method of accounting.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no material effect on the results of operations or financial position for any year presented. These reclassifications include the reclassification of market auction preferred investments from cash equivalents to short-term investments.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $11,606 and $29,509 at December 31, 2004 and 2003, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Restricted Cash

Restricted cash of $8,279 and $1,976 at December 31, 2004 and 2003, respectively, consists of cash and cash equivalents that are held as a guarantee for certain performance bond obligations that the Company is obligated to maintain in connection with some of the Company’s long-term contracts in the Company’s personal identification systems business. The Company supports the performance bonds with letters of credit, which may or may not require restricted cash. Due to the losses incurred through the second quarter and the losses that were expected for the year at that time, the Company was required to increase its restricted cash during the fourth quarter. The letters of credit must be renewed yearly if they are expected to continue, and therefore the need for restricted cash is renewed yearly. However, the Company’s banks have required the Company to restrict this cash until it returns to profitability for one year. Accordingly, restricted cash is classified as a non-current asset.

Investments

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term investments. Short-term investments include federal agency notes, company notes, and commercial paper. The Company’s marketable securities are generally classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The Company also holds market auction preferred investments in its portfolio, which are classified as available-for-sale. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large public sector contracts, typically departments of motor vehicles for various states within the United States. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments, trade and unbilled accounts receivables. The Company places its cash and cash equivalents with major banks and financial institutions. The Company’s investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash and investments is minimal. The Company had no customer which accounted for more than 10% of trade and unbilled accounts receivable at December 31, 2004 or 2003.

The Company is dependent on a limited number of third parties to produce systems or components necessary for the Company to produce some of its products. While the Company strives to have alternative suppliers provide it with many of its products, a loss of one or more of such suppliers could have a material adverse effect on the Company’s ability to perform effectively, if at all, for some of its long-term contracts.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

not have an off-balance sheet credit exposure related to its customers. The amount of the allowance and the charges were as follows:

	2004	2003	2002
Balance—beginning of period	$53	$224	$878
Provision (recovery)	263	(96)	(154)
Charge offs	—	(75)	(500)
Balance—end of period	$316	$53	$224

Inventories

Inventories consist of consumable materials which may be sold or held for future consumption in long-term identification and driver license production contracts using a price-per-card method and equipment and other deferred contract costs pursuant to specific identification and driver license production contracts which are expected to be fulfilled in the next twelve months.

	2004	2003
Equipment and deferred contract costs	1,033	849
Consumable materials	7,825	5,404
Inventory, net	8,858	6,253

Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value). The Company’s policy for valuation of inventory, including the determination of obsolete or excess inventory and lower of cost or market reserves, requires it to estimate the future demand for its products, either for sale or consumption in long-term production contracts. If inventories are considered to be in excess of or unsuitable for those requirements, the Company estimates market value based on potential sales value or alternative uses in production. The reserve for slow moving and obsolete items was $271 and $70 at December 31, 2004 and December 31, 2003 respectively. Changes in contract requirements, technology, or market conditions could significantly affect these estimates and result in additional inventory allowances, which could have an adverse effect on our results of operations. During 2004 the Company recorded a provision for excess and obsolete inventory based on changes in market conditions, sales orders, expected sales volumes, and technology advances. The provision was recorded in the period the circumstances occurred or were identified. The activity in the inventory reserve is as follows:

	2004	2003	2002
Balance at Beginning of Period	$70	$330	$—
Charges to Provision for Obsolescence	726	75	330
Deductions against Balance	(525)	(335)	—
Balance at End of Period	$271	$70	$330

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Pre-contract Costs

Costs related to pre-contract activity are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-5, Reporting on the Costs of Start-Up Activities. The Company begins capitalizing costs when it receives notification that a contract will be awarded.

Software Development Costs

Under Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company’s products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

Internal use software development costs are accounted for in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally three to five years. Costs incurred in the post-implementation stage are expensed as incurred. Internal use software development projects that have been capitalized to date relate to card manufacturing and control systems software.

Intangible Assets

Intangible assets relate to the value of customer relationships acquired when the Company purchased the assets of LGP and other technology and intellectual property rights. Customer relationships are generally being amortized on a straight-line basis over an estimated useful life of 12 years and the other

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

technology and intellectual property rights are being amortized over an estimated useful life of five years. The useful life of the individual asset is evaluated and adjusted when warranted by changes in the contractual arrangement or other evidence indicates a change in useful life. The gross assets and accumulated amortization for intangibles are as follows:

	2004	2003
Gross intangible assets	$29,869	$29,869
Accumulated amortization	(8,707)	(6,171)
Intangible assets, net	$21,162	$23,698

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated amortization of intangibles over the next five years is as follows:

	2005	2006	2007	2008	2009
Amortization of intangibles	$3,200	$2,000	$2,000	$2,000	$2,000

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2004, the Company recorded impairment charges of $465 related to investments in early-stage technology companies. These charges are reflected as sales and marketing expenses in the consolidated statement of operations.

Contingencies and Factors that Could Affect Future Results

A portion of the Company’s revenue each year is generated from licensing of technology. In the competitive environment in which the Company operates, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to the Company’s technology could have a long-term impact on the Company’s growth and results of operations.

Our contracts for driver license and other identification issuance systems and their related products typically include terms relating to supplier dependencies, time-based performance, development and

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

delivery schedules and milestones, and other contract terms that may create situations where a customer may assert that we are late in meeting our delivery obligations and that we owe them late penalties, charges or other damages. Such provisions are common in large scale government contracts at the state and federal levels. These contracts include installation, customer acceptance and testing, and other delivery and related procedures. Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. If we failed to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims. From time to time, customers have given notice of their intention to assert claims for liquidated damages. For example, in the fourth quarter of 2004 and in the first quarter of 2005, customers provided notice that they may elect to assert liquidated damages under the terms of their respective contracts. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid liquidated damages in connection with a dispute with a domestic customer. We recently elected to pay a minor amount in settlement of a liquidated damages claim in connection with our Mexican contract. While there is always risk that liquidated damages could be assessed in the future, management does not believe that it is probable that material amounts will be paid, nor can we predict what the amount of any such damages would be if they were to be imposed. However, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

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

A significant portion of our business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue that may not be subject to future renewal. Further, we may face competitive bids for a number of our major accounts in 2005 including California, Texas, Indiana, and Georgia. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. Our failure to be able to provide such performance bonds may preclude our ability to bid on new government contracts or maintain our existing contracts for the entirety of their full terms. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause our quarterly results to fluctuate and anticipated revenue to decrease significantly.

Revenue Recognition

Revenue from the Company’s long-term identification and driver’s license issuance systems is generated from the production of cards. The Company recognizes revenue on these contracts based on the actual monthly production, if available and in limited situations of estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Differences to date have not been significant. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

Revenue for sales of consumables and equipment not related to a driver’s license production contract is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured.

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

Maintenance revenue is recognized when the maintenance amounts owed to the Company have been earned, are determinable, and collection is probable. Maintenance contracts are, at times, paid in advance and revenue is recognized ratably over the term of the service period.

Deferred revenue consists of payments received in advance for professional services, subscriptions and hardware for which revenue has not been earned.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Certain customer arrangements encompass multipledeliverables, such as hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

Research and Development

Research and development costs are expensed as incurred as defined in SFAS No. 2, Accounting for Research and Development Costs. The Company accounts for amounts received under its funded research and development arrangements in accordance with the provisions of SFAS No. 68, Research and Development Arrangements. Under the terms of the arrangements, the Company is not obligated to repay any of the amounts provided by the funding parties. As a result, the Company recognizes revenue as the services are performed.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $16, $40, and $20 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

At December 31, 2004, the Company had various stock-based compensation plans, including stock option plans and an employee stock purchase plan. The Company continues to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB statement No. 123, Accounting for Stock-Based Compensation. FASB statement No. 123 and FASB statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

Stock-based compensation expense recorded by the Company in 2003 and 2002 relates to stock options granted prior to the Company’s initial public offering in December 1999 and was recognized over the vesting periods of the related options, usually four years. No stock-based compensation was recognized during 2004 as the Company recognized the entire remaining amount as expense in 2003.

The following table illustrates the effect on net income (loss) and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
		(Restated)
Net income (loss), as reported	$(9,022)	$175	$(8,689)
Add: Stock-based compensation expense determined under the intrinsic value method	—	1,291	1,828
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,834)	(14,121)	(26,142)
Pro forma net loss	$(21,856)	$(12,655)	$(33,003)
Earnings per share:
Basic—as reported	$(0.44)	$0.01	$(0.50)
Diluted—as reported	$(0.44)	$0.01	$(0.50)
Basic—pro forma	$(1.08)	$(0.68)	$(1.90)
Diluted—pro forma	$(1.08)	$(0.68)	$(1.90)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123(R) is effective for all stock-based awards granted on or after July 2005. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. Digimarc is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

On December 21, 2004, the Audit, Compensation and Corporate Governance Committees of the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices greater than $15.00. The acceleration applies to all options outstanding under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan that would not have otherwise vested in full by June 30, 2005 in accordance with their terms. The effective date of the vesting acceleration is December 31, 2004. The $15.00 exercise price was selected because it was higher than (i) the price at which the Company’s stock had traded during the period prior to the announcement of the restatement of prior financial results, (ii) the average trading price of the Company’s common stock for the last two years, and (iii) the purchase price per share of the Company’s common stock in the Company’s private placement in August 2003. Options to purchase 310,057 shares of the Company’s common stock, or 5% of the total number of options of the Company outstanding as of December 31, 2004 with remaining vesting schedules, were accelerated. Accelerating the vesting of the Company’s options prior to the time at which these new accounting changes become effective accelerates the recognition of any remaining expense calculated under Statement 123 associated with these options. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification. The incremental pro forma expense as a result of the acceleration was $1,138 and has been included in the table above as a result of this acceleration. Of these 310,057 options, approximately 50,000 options are held by the Company’s executive officers. Other than the Company’s chairman and chief executive officer, no director of the Company holds any options subject to the acceleration.

Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 7.

Non-Employee Stock Compensation

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which provides that basic and diluted net income (loss) per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003			Twelve Months Ended December 31, 2002
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
				(Restated)		(Restated)
Basic EPS

Income available to common stockholders	$(9,022)	20,326	$(0.44)	$175	18,572	$0.01	$(8,689)	17,361	$0.50
Effect of Dilutive Securities
Options		—			778			—
Warrants		—			1			—
Diluted EPS
Income available to common stockholders	$(9,022)	20,326	$(0.44)	$175	19,351	$0.01	$(8,689)	17,361	$0.50

Common stock equivalents related to stock options and warrants of 5,893,251, 3,942,393 and 3,222,929 were excluded from diluted net income per share calculations for 2004, 2003, and 2002, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period. Common stock equivalents related to stock options and warrants of 308,944 and 803,007 are antidilutive in a net loss year and, therefore, are not included in 2004 and 2002 diluted net loss per share, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). Comprehensive income (loss) for the years ended December 31 is as follows:

	2004	2003	2002
		(Restated)
Net income (loss)	$(9,022)	$175	$(8,689)
Foreign currency translation adjustment	51	139	(43)
Comprehensive income (loss)	$(8,971)	$314	$(8,732)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

(2)   Restatement of Financial Statements

Summary.   The Company has restated its audited consolidated financial statements as of and for the fiscal year ended December 31, 2003, including as of and for each of the quarters in the fiscal year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 primarily as a result of the improper or unsubstantiated capitalization of costs related to internal use software and project accounting cost tracking and cost deferrals at Digimarc ID Systems (“DIDS”).

Background.   On September 13, 2004 the Company announced that it was reviewing certain accounting practices and previously reported financial statements as a result of possible errors discovered by its management in the accounting for software development costs and project capitalization and other project cost capitalization accounting practices at the Company’s DIDS business unit. On November 8, 2004, the Company announced that it was delaying the filing of its Form 10-Q for the third quarter ended September 30, 2004 due to the ongoing evaluation of certain accounting issues relating to transactions entered into in prior periods. During the course of its review, the Company determined that errors in the accounting for software development costs, project accounting, revenue recognition, and tax accruals among other areas with respect to certain prior periods had been made and required adjustment. The Company has restated its consolidated financial statements to correct these accounting errors.

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

Description of Adjustments.

Capitalized software development costs.   The Company produces software that is used internally, and as such has costs that qualify under the AICPA’s SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company’s policy requires expensing of activities related to the preliminary stage of a software project (such as the conceptual formulation of alternatives), allows capitalization of activities related to the application development stage of a software project (such as coding, installation, and testing), and requires expensing of activities related to the post-implementation stage (such as training, maintenance, and support) consistent with the guidance in SOP 98-1. Under this policy, the Company capitalizes costs in the application development stage of a software project. In

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(2)   Restatement of Financial Statements (Continued)

connection with the restatement, the Company determined that certain costs had been erroneously capitalized because either a portion of such costs did not qualify for capitalization (e.g., costs related to the preliminary or post-implementation stages) or the project itself did not qualify as internal-use software (e.g., costs related to a non-software project).

Project accounting cost tracking and cost deferrals.   The Company erroneously tracked costs for various projects as a result of certain difficulties the Company had implementing a new accounting system in late 2003 and early 2004. As a result, certain costs that should have been recognized as expenses in the period incurred were erroneously recorded as inventory or as fixed assets.

Tax accrual timing.   The Company identified certain international tax expenses that had not been properly accrued in the period incurred.

Other Adjustments.   A number of other adjustments were made in the restatement, including adjustments to (i) correctly record inventory receipts in the proper period, (ii) correct the timing of revenue recognized for a maintenance contract, (iii) correct commission liability relating to a long-term card product contract and (iv) correct VAT payables and expenses. While the amounts associated with these other adjustments are relatively small, the Company believes that it is appropriate to record them as part of this restatement.

The following tables set forth certain of the restatement adjustments to the financial statements for the year ended December 31, 2003. The restatement adjustments for the restated quarterly periods are contained in Note 13 of these consolidated financial statements. The amounts in the tables are expressed in thousands.

As of and for the year ended December 31, 2003:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Project accounting	Income taxes	Other	As Restated
Revenue	85,618	—	—	—	(27)	85,591
Cost of revenue	46,283	341	360	—	(48)	46,936
Gross profit	39,335	(341)	(360)	—	21	38,655
Operating expense	38,169	596	93	(82)	(52)	38,724
Operating income (loss)	1,166	(937)	(453)	82	73	(69)
Other income	567	—	—	—	—	567
Provision for income taxes	(203)	—	—	(120)	—	(323)
Net income (loss)	1,530	(937)	(453)	(38)	73	175

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(2)   Restatement of Financial Statements (Continued)

Cost of service revenue increased $422 related primarily to project accounting adjustments and cost of product and subscriptions increased $231 related primarily to software capitalization adjustments. Research and development expense increased $627 related primarily to software capitalization, sales and marketing expense increased $61 primarily related to other adjustments and general and administrative expense decreased $133 related primarily to income tax adjustments. The effect of the restatement entries was to decrease net income from $0.08 per share to net income of $0.01 per share and decrease revenues by $27 for the year ended December 31, 2003.

Balance Sheet Data	As previously reported	Software capitalization	Project accounting	Income taxes	Other	As Restated
Assets:
Trade accounts receivable, net	$9,195	—	—	—	$(27)	$9,168
Inventory, net	5,739	—	$514	—	—	6,253
Other current assets	2,227	—	(357)	82	100	2,052
Total current assets	100,115	—	157	82	73	100,427
Property and equipment, net	37,755	$(937)	(967)	—	(38)	35,813
Other assets, net	858	—	357	—	—	1,215
Total assets	$162,426	$(937)	$(453)	82	$35	$161,153
Liabilities and Stockholders’ Equity:
Accounts payable	$6,671	—	—	—	$(87)	$6,584
Accrued payroll and related costs	969	—	—	—	100	1,069
Other current liabilities	235	—	—	$120	(51)	304
Total current liabilities	11,035	—	—	120	(38)	11,117
Total liabilities	12,321	—	—	120	(38)	12,403
Total stockholders’ equity	150,105	$(937)	$(453)	$(38)	73	148,750
Total liabilities and stockholders’ equity	$162,426	$(937)	$(453)	82	$35	$161,153

Cash Flow Changes	As previously reported	Software capitalization	Project accounting	Income taxes	Other	As Restated
Cash flows from operating activities:
Net income	$1,530	$(937)	$(453)	$(38)	$73	$175
Depreciation and amortization	10,756	24	—	—	—	10,780
Trade and unbilled accounts receivable, net	1,788	—	—	—	27	1,815
Inventory	(648)	—	(514)	—	—	(1,162)
Other current assets	880	—	357	(82)	(100)	1,055
Other assets, net	32	16	(357)	—	—	(309)
Accounts payable	(1,337)	—	—	—	(87)	(1,424)
Accrued payroll and related costs	(418)	—	—	—	100	(318)
Other liabilities	(12)	—	—	120	(51)	57
Net cash provided by operating activities	27,224	(897)	(967)	—	(38)	25,322
Cash flows from investing activities:
Purchase of property and equipment	(8,367)	(40)	967	—	38	(7,402)
Capitalization of labor costs	(7,546)	937	—	—	—	(6,609)
Net cash used in investing activities	(39,154)	897	967	—	38	(37,252)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(3)   Property and Equipment

	December 31,
	2004	2003
		(Restated)
Office furniture and equipment	4,957	$13,102
Production equipment	81,890	39,222
Leasehold improvements	897	1,406
	87,744	53,730
Less accumulated depreciation and amortization	(23,769)	(17,917)
	$63,975	$35,813

(4)   Leases

The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 48 months. The cost of these assets was $1,541 and $2,067 at December 31, 2004 and 2003, respectively, and accumulated amortization was $463 and $616 at December 31, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2005	$551	$2,189
2006	540	2,139
2007	366	1,728
2008	—	1,502
2009	—	1,413
Thereafter	—	1,450
Total minimum lease payments	1,457	$10,421
Less amount representing interest	(125)
	1,332
Less current portion of capital lease	(479)
	$853

Rent expense on the operating leases for the years ended December 31, 2004, 2003 and 2002 totaled $2,998, $2,863 and $2,875, respectively.

(5)   Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees’ hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the year ending December 31, 2004, the Company made discretionary matching contributions in the aggregate amount of $70. For the years ending December 31, 2003 and 2002 the Company made no discretionary matching contributions.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)   Stockholders’ Equity

Preferred Stock

In December 1999, all outstanding preferred stock of the Company was converted to common stock upon the closing of the Company’s initial public offering. The authorized preferred stock of the Company following its re-incorporation and the initial public offering consists of 5,000,000 shares of undesignated preferred stock.

Common Stock

In August 2003, the Company completed a private placement of 1,785,996 units, with each unit consisting of one share of common stock and warrants exercisable for 0.15 shares of common stock, resulting in net proceeds of $23,450, after deducting commissions and offering expenses.

In November 2004, the Board of Directors authorized and declared a dividend of one right for each outstanding share of common stock to stockholders of record at the close of business on November 29, 2004, and authorized the issuance of one right for each share of common stock issued by Digimarc under certain circumstances in the future. Each right entitles the registered holder, subject to the terms of the Rights Agreement between us and the rights agent, to purchase from us one one-hundredth of a share (a unit) of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, under circumstances described in the Rights Agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business November 16, 2014 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of beneficial ownership of 15% or more of Digimarc’s outstanding common stock, subject to prior redemption or exchange and subject to exceptions specified in the Rights Agreement, including an exception for certain existing large shareholders that have historically held ownership positions in excess of 15 percent. Subject to these exceptions, once a person or group acquires beneficial ownership of 15% or more of Digimarc’s outstanding common stock, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A preferred stock or, at Digimarc’s option, shares of common stock or cash, property or other securities of our company having a market value equal to twice the then-current purchase price, subject to terms and conditions of the Rights Agreement.

Deferred Stock Compensation

Deferred stock compensation expense is based on the difference between the fair market value of the Company’s common stock and the exercise price of options to purchase that stock on the date of grant, and was recognized over the vesting period of the related options, generally four years. No stock-based compensation was recorded as expense in 2004 while $1,291 and $1,828 was recorded for the years ended December 31, 2003 and 2002, respectively. At December 31, 2004, no stock-based compensation remains deferred as the Company has recognized the entire remaining amount as expense in 2003.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)   Stockholders’ Equity (Continued)

Stock Incentive Plan

In October 1995, the 1995 Stock Incentive Plan, subsequently amended (the “1995 Plan”), was approved by the Company’s Board of Directors. Under the terms of the 1995 Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and restricted stock to officers, directors, employees or consultants. Prices for all options or stock granted under the 1995 Plan are determined by the Board of Directors. Option prices for incentive stock options are set at not less than the fair market value of the common stock at the date of grant. Options vest over periods determined by the Board of Directors, generally four years. Options are contingent upon continued employment with the Company and, unless otherwise specified, expire ten years from the date of grant. The Company has reserved 2,800,000 shares of its common stock for issuance under the 1995 Plan.

In October 1999, the 1999 Stock Incentive Plan, subsequently amended and restated (the “1999 Plan”) was approved by the Company’s Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company’s initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. Since adoption, the Company has reserved an additional 6,271,543 shares of its common stock for issuance under the 1999 Plan bringing the total reserved under the 1999 plan to 7,771,543 shares, and the total reserved under the 1995 Plan and the 1999 Plan combined to 10,571,543 shares. The exercise price and term of options granted under the 1999 Plan are determined by the Company’s Board of Directors or by a committee they designate.

As part of the 1999 Plan, the Company adopted the 1999 Non-Employee Director Option Program (the “Director Plan”). Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company’s Board of Directors which vest in three annual increments on the anniversary date of the grant date. Additionally, an annual option grant of 10,000 shares is given to each non-employee director on the date of the Company’s annual stockholders’ meeting if certain conditions are met. These options vest on the first anniversary of the grant date. The exercise price of the options under the Director Plan is the fair market value on the date of grant. In 2002, the Director Plan was further amended to allow for 20,000 shares to be granted to non-employee directors elected or appointed to the Board of Directors for the first time on or after March 29, 2002. These options vest and become exercisable in 36 equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable three years after the grant date. Upon the date of each annual stockholders meeting, each non-employee director who has been a member of the Company’s Board of Directors for at least six months prior to the date of the stockholders meeting will receive an automatic grant of options to acquire 12,000 shares of the Company’s common stock at an exercise price per share equal to fair market value of the common stock at the date of grant. These options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable one year after the grant date. The Director Plan was also amended to allow for the grant of options exercisable for 3,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant to each non-employee director who serves as a member of a committee of the Board of Directors immediately following each annual meeting of the Company’s stockholders, provided such non-employee director has been a member of the Company’s Board of Directors for at least six months prior to the date of the stockholders meeting.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)   Stockholders’ Equity (Continued)

These stock options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable one year after the date of grant. The Director Plan was amended on April 17, 2003 to clarify that committee-related option grants were to be made to non-employee directors serving only on “standing committees” of the Board of Directors. The Director Plan was also amended on May 2, 2003 to eliminate the requirement that a non-employee director must have been a member of the Company’s Board of Directors for at least six months prior to the date of the stockholders meeting in order to receive a committee-related option grant. The Director Plan was further amended on March 10, 2004 to provide that the Board of Directors may waive the issuance of option grants under the Director Plan, in whole or in part, for any particular year. The Board of Directors determined not to grant an option to purchase 3,000 shares of common stock to directors in 2004 and 2005 under the Director Plan for service on each standing committee of the Board of Directors.

In June 2000, the 2000 Non-Officer Employee Stock Incentive Plan (the “2000 Plan”) was approved by the Company’s Board of Directors. The Company initially reserved 275,000 shares of its common stock for issuance under the 2000 Plan. Options from the 2000 Plan cannot be granted to officers or directors of the Company. The exercise price and term of options granted under the 2000 Plan are determined by the Company’s Board of Directors or by a committee they designate. The exercise price is generally set at the fair market value of the stock on the date of grant. Options under the 2000 Plan generally vest over four years.

SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes as shown in Note 1, the value of all options granted during 2004, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

	2004	2003	2002
Risk-free interest rate	4.00%	4.00%	4.00%
Expected dividend yield	—	—	—
Expected life (in years)	4	4	4
Expected volatility	50%	50%	100%

Using the Black-Scholes methodology, the total value of options granted during 2004, 2003, and 2002 was $9,387, $8,516 and $24,279, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2004, 2003, and 2002 was $6.56, $7.81 and $11.57 per share, respectively.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)   Stockholders’ Equity (Continued)

Transactions involving the stock incentive plans are summarized as follows:

	Number of shares	Weighted average Exercise price
Options outstanding, December 31, 2001	5,797,074	$16.02
Granted	2,098,747	14.38
Exercised	(535,526)	3.34
Canceled	(727,406)	18.04
Options outstanding, December 31, 2002	6,632,889	16.31
Granted	1,090,887	15.19
Exercised	(622,108)	5.73
Canceled	(793,130)	17.74
Options outstanding, December 31, 2003	6,308,538	16.98
Granted	1,429,952	11.95
Exercised	(160,622)	4.23
Canceled	(741,688)	16.00
Options outstanding, December 31, 2004	6,836,180	$16.33

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.50 - $11.34	728,190	7.45	$7.51	465,399	$6.20
$11.42 - $12.25	736,535	9.05	$11.72	221,789	$11.73
$12.40 - $13.00	685,782	7.85	$12.76	475,055	$12.71
$13.02 - $14.02	700,215	7.1	$13.75	562,441	$13.86
$14.06 - $14.44	687,400	6.04	$14.13	674,432	$14.13
$14.49 - $15.24	819,626	8.03	$15.14	772,631	$15.14
$15.25 - $16.79	708,720	8.3	$15.84	567,401	$15.85
$16.91 - $18.16	844,648	6.97	$17.58	744,600	$17.58
$18.29 - $35.13	640,064	5.93	$24.39	617,076	$24.56
$53.94 - $53.94	285,000	5.08	$53.94	285,000	$53.94
$ 0.50 - $53.94	6,836,180	7.34	$16.33	5,385,824	$17.50

At December 31, 2004, 2,876,910 shares were available for grant.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan, subsequently amended and restated (the “Purchase Plan”), the Company has authorized the issuance of 1,556,665 shares of common stock, 1,216,803 of which are available for purchase at December 31, 2004. The Purchase Plan allows eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of an employee’s base compensation, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period. The

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)   Stockholders’ Equity (Continued)

Company delayed the purchase of shares under the Purchase Plan that would have occurred on November 30, 2004 until May 31, 2005. The purchase was delayed because the Company’s failure to timely file its third quarter Form 10-Q caused the registration statements on Form S-8 on file with the SEC for the Purchase Plan to not reflect current information. As a result of the delay, participants were provided with the opportunity to withdraw all of the accumulated payroll deductions credited to their account under the Purchase Plan, or terminate future payroll deductions.

The Company has computed, for pro forma purposes as disclosed in Note 1, the estimated fair value of purchase rights granted under the Purchase Plan on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	4.00%	4.00%	4.00%
Expected dividend yield	—	—	—
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Expected volatility	50%	50%	100%

The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2004, 2003 and 2002 was $4.01, $6.24 and $6.24, respectively.

Warrants

In October 1999, the Company entered into a two-year agreement with Hearst Communications, Inc. (Hearst) in which the Company and Hearst would jointly promote Internet-enabled advertising. In connection with the Hearst agreement, the Company issued a warrant to purchase 150,000 shares of common stock to Hearst at $20 per share. Of the 150,000 shares, 62,500 vested upon the Company’s initial public offering, another 62,500 shares were to vest based on the achievement of certain milestones within the first year of the agreement, and the final 25,000 were to vest upon reaching the one-year anniversary of the commercial availability date for Digimarc MediaBridge. The warrant was exercisable for three years after each vesting date.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)   Stockholders’ Equity (Continued)

In August 2003, the Company issued an aggregate of 267,899 warrants with an exercise price of $14.00 per share as a part of a private placement of 1,785,996 units, with each unit consisting of one share of common stock and warrants exercisable for 0.15 shares of common stock. The warrants are exercisable for 15 days beyond the effective date of the common stock registration for the private placement. The effective date of the common stock registration was December 23, 2003. In January 2004, 74,506 warrants were exercised.  The remainder of these warrants have expired unexercised.

(7)   Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

	Year ended December 31,
	2004	2003	2002
		(Restated)
Domestic	$(7,226)	$374	$(8,087)
Foreign	(1,431)	124	(602)
Total	$(8,657)	$498	$(8,689)

Due to the Company’s domestic losses before the provision for income taxes for the year ended December 31, 2002, there was no provision for federal, foreign, or state taxes. However, for the years ended December 31, 2004 and 2003, the Company was profitable in some foreign jurisdictions. Therefore, a provision for current foreign tax of $365 and $323, respectively, was recorded. No provision was recorded for federal or state taxes. The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
		(Restated)
Income taxes computed at statutory rates:	(2,943)	169	(2,954)
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(270)	41	(544)
Change in valuation allowance	3,524	328	4,028
Recharge expenses	381	290	—
Generated research credits	(273)	(558)	(652)
Foreign rate differential, net of credits	89	(13)	(15)
Meals and entertainment	78	65	92
Provision to return true up	(182)	—	—
Other	(39)	1	45
Total	365	323	—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(7)   Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	December 31,
	2004	2003
		(Restated)
Deferred tax assets:
Net operating loss carryforwards	$31,490	$28,765
Tax depreciation and amortization	—
Research and experimentation credits	2,617	2,344
Accrued expenses and allowances	1,030	278
Deferred revenue	1,177	495
Deferred compensation	643	1,019
Foreign tax credit	331	120
Other	2	3
Total gross deferred tax assets	37,290	33,024
Less valuation allowance	(34,571)	(30,954)
Net Deferred Tax Assets	2,719	2,070
Deferred tax liabilities:
Tax depreciation and amortization	2,719	2,070
Total deferred tax liabilities	2,719	2,070
Net deferred tax asset (liability)	$—	—

The Company has recorded a full valuation allowance against deferred tax assets as it is not more likely than not that deferred tax assets will be recoverable. The net change in the total valuation allowance for the year ended December 31, 2004, 2003 and 2002 was an increase of $3,617, $656 and $5,332, respectively. Included in the valuation allowance at December 31, 2004 is $10,465 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $82,213 to offset against future income for foreign, federal and state tax purposes, and research and experimentation credits of $2,966. These carryforwards expire through 2024.

A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when there is a change of more than 50% in ownership of the Company. The Company has had several such changes since 1996, with the last change occurring with the Company’s initial public offering in December 1999. As such, the utilization of net operating loss carryforwards generated from periods prior to June and December of 1999 is limited. The amount of net operating loss carryforwards subject to the utilization limitation is approximately $9,037.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(7)   Income Taxes (Continued)

We consider the earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for United States federal and state income tax has been provided. In the event the subsidiaries were to remit these earnings to the U.S., we would be subject to U.S. federal and state income taxes. We have been unable to estimate the deferred income tax liability on these unremitted earnings at December 31, 2004 and 2003 because of the uncertainty surrounding the utilization of the associated foreign tax credits that may be available to off-set some or all of the tax.

(8)   Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: secure media solutions. Revenue is generated in this segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in non-U.S. countries through its sales personnel and its subsidiaries. The Company’s management evaluates resource allocation decisions and the performance of the Company based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis.

Information regarding geographic areas for the years ended December 31 is as follows:

	Years Ended December 31,
Revenue:	2004	2003	2002
		(Restated)
United States	$72,173	$71,542	$68,839
International	20,774	14,049	17,778
	$92,947	$85,591	$86,617

Revenue is attributed to countries based on the location of the identifiable customers.

	December 31,
Long-lived tangible assets:	2004	2003
		(Restated)
United States	$59,683	$35,716
International	4,292	97
	$63,975	$35,813

Intangible assets, net:	December 31,
	2004	2003
United States	19,903	22,262
International	1,259	1,436
	21,162	23,698

Major Customers

No single customer accounted for 10% or more of the Company’s revenues for the year ended December 31, 2004, 2003 or 2002. No customer accounted for more than 10% of trade and unbilled accounts receivable at December 31, 2004 or 2003.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(8)   Segment Information (Continued)

Operating Segment Information

The Company has one reporting segment which is made up of two operating segments: Digimarc ID Systems (DIDS) and Digimarc Digital Watermarking (DWM). Information regarding each of the operating segments is as follows:

	Years Ended December 31,
	2004	2003	2002
		(Restated)
DIDS
Revenue	$81,752	$76,286	$75,996
Revenue as a percent of total revenue	88%	89%	88%
Gross profit percentage	34%	44%	38%
DWM
Revenue	$11,195	$9,305	$10,621
Revenue as a percent of total revenue	12%	11%	12%
Gross profit percentage	69%	59%	56%
Total Company
Revenue	$92,947	$85,591	$86,617
Revenue as a percent of total revenue	100%	100%	100%
Gross profit percentage	38%	45%	40%

(9)   Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of the Company’s current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired the Company’s securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s announcement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices at the Company’s DIDS business unit, and that the Company likely would be required to restate its previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, these actions allege that the Company issued false and misleading financial statements in order to inflate the value of Digimarc stock, which resulted in insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaints seek unspecified damages. The Company believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(9)   Commitments and Contingencies (Continued)

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

The Company has received a notice from the staff of the Securities and Exchange Commission stating that it is conducting an informal inquiry relating to the Company’s previous announcement that it was restating its prior financial results. The inquiry focuses on the errors made in the capitalization of certain software and other project costs. The staff has requested that the Company voluntarily produce documents and information related to the SEC’s inquiry. The Company is cooperating with the staff’s request. It is not possible to predict whether this inquiry will have any impact on the Company or its financial results.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(9)   Commitments and Contingencies (Continued)

than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter cannot be predicted.

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

Digimarc is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

(10)   Restructuring

During 2002 the Company recorded restructuring charges that include employee severance costs associated with the June 2002 reduction of 30 personnel and abandoned space. Gross restructuring charges were $575 for the year ended December 31, 2002. Excess leased facility cost related to abandoned space under non-cancelable leases of $120 was included in restructuring charges and payments extend over the next 13 months. As of December 31, 2003, all amounts have been paid related to restructuring charges and no accrual remains on the Company’s books from these charges.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(10)   Restructuring (Continued)

During 2001 the Company recorded restructuring charges that include employee severance costs associated with the October 2001 reduction of 34 personnel and abandoned space. Restructuring charges were $574 for the year ended December 31, 2001. The Company subsequently adjusted its estimate relating to restructuring charges taken in the fourth quarter of 2001. The Company reduced its remaining restructuring accrual by $82 related to a change in estimate for excess leased facility costs resulting in net restructuring charges as of December 31, 2002 of $493. As of December 31, 2003, all amounts have been paid related to restructuring charges and no accrual remains on the Company’s books from these charges.

(11)   Related Party Transactions

In 2004, 2003 and 2002, the Company entered into services and licensing arrangements with a holder of common stock. The Company recognized $638, $118 and $207 in revenue for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with these arrangements. At December 31, 2004 and 2003, net accounts receivable from this customer were $202 and $218, respectively. At December 31, 2004 and 2003, deferred revenue from this customer was $480 and $200, respectively.

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

(12)   Subsequent Events

On February 23, 2005, the Compensation Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to officers of the Company under the terms of the Company’s 1999 Stock Incentive Plan. The Compensation Committee adopted a form of restricted stock agreement to be used in connection with such restricted stock awards. The agreement provides, among other things, that the shares will vest in full upon the termination of the officer’s employment without cause or the officer’s resignation for good reason following a change in control of the Company. Notwithstanding the foregoing, the plan administrator has discretionary authority, among other things, to determine the terms and conditions of any award granted under the Plan. A copy of the agreement was previously filed by the Company with SEC as an exhibit to the Company’s Form 8-K filed on March 1, 2005. The Compensation Committee approved grants of restricted stock awards to certain of its named executive officers, effective as of March 1, 2005, totaling

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(12)   Subsequent Events (Continued)

270,000 shares. One-quarter of the restricted shares granted to these executive officers will vest each December 31 beginning on December 31, 2005.

(13)   Quarterly Financial Information—Unaudited

A summary of quarterly financial information follows:

Quarter ended:	March 31	June 30	September 30	December 31
2004	(Restated)	(Restated)
Total revenue	$23,658	$23,474	$23,520	$22,295
Cost of revenue	14,844	14,764	13,730	14,389
Operating income (loss)	(936)	(1,259)	(2,667)	(4,649)
Net income (loss)	(786)	(1,271)	(2,467)	(4,498)
Net income (loss) per share—basic	(0.04)	(0.06)	(0.12)	(0.22)
Net income (loss) per share—diluted	(0.04)	(0.06)	(0.12)	(0.22)
2003	(Restated)	(Restated)	(Restated)	(Restated)
Total revenue	$21,704	$22,546	$22,300	$19,041
Cost of revenue	11,956	12,411	11,944	10,625
Operating income (loss)	(186)	24	777	(684)
Net income (loss)	(150)	96	842	(613)
Net income (loss) per share—basic(1)	(0.01)	0.01	0.04	(0.03)
Net income (loss) per share—diluted(1)	(0.01)	0.01	0.04	(0.03)

The following tables and discussion set forth certain of the restatement adjustments to our financial statements for the quarterly periods indicated. The amounts in the tables are expressed in thousands.

Description of Adjustments.

Capitalized software development costs.   The Company produces software that is used internally, and as such has costs that qualify under the AICPA’s SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The policy requires expensing of activities related to the preliminary stage of a software project (such as the conceptual formulation of alternatives), allows capitalization of activities related to the application development stage of a software project (such as coding, installation, and testing), and requires expensing of activities related to the post-implementation stage (such as training, maintenance, and support) consistent with the guidance in SOP 98-1. Under this policy, the Company capitalizes costs in the application development stage of a software project. In connection with the restatement, the Company determined that certain costs had been erroneously capitalized because either a portion of such costs did not qualify for capitalization (e.g., costs related to the preliminary or post-implementation stages) or the project itself did not qualify as internal-use software (e.g., costs related to a non-software project).

Project accounting cost tracking and cost deferrals.   The Company erroneously tracked costs for various projects as a result of certain difficulties the Company had implementing a new accounting system

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(13)   Quarterly Financial Information—Unaudited (Continued)

in late 2003 and early 2004. As a result, certain costs that should have been recognized as expenses in the period incurred were erroneously recorded as inventory or as fixed assets.

Tax accrual timing.   The Company identified certain international tax expenses that had not been properly accrued in the period incurred.

Revenue accrual based on estimated production.   The Company recognizes revenue on long-term identification and driver license production contracts using a price-per-card method. The Company uses actual monthly volume amounts, if available. Otherwise, the Company estimates the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, prior to publicly reporting results, the Company’s practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary. However, for the first and second quarters of 2004, this practice was not followed and, as a result, the Company understated revenues during the first quarter of 2004 and overstated revenues for the second quarter of 2004.

Other Adjustments.   A number of other adjustments were made in the restatement, including adjustments to (i) correctly record inventory receipts in the proper period, (ii) correct the timing of revenue recognized for a maintenance contract, (iii) correct commission liability relating to a long-term card product contract, (iv) correct VAT payables and expenses, (v) correct revenue recognized on a milestone based contract to match revenue recognized when the milestones were completed, and (vi) correct intercompany allocations which were not properly recorded. While the amounts associated with these other adjustments are relatively small, the Company believes that it is appropriate to record them as part of this restatement.

As of and for the three months ended March 31, 2003:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Income Taxes	As Restated
Total revenue	21,704	—	—	21,704
Cost of revenue	11,946	10	—	11,956
Operating expense	9,795	139	—	9,934
Operating loss	(37)	(149)	—	(186)
Other income	116	—	—	116
Provision for income taxes	(50)	—	(30)	(80)
Net income (loss)	29	(149)	(30)	(150)

The effect of the restatement entries was to decrease net income from $0.00 per share to a net loss of $0.01 per share for the quarter ended March 31, 2003.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(13)   Quarterly Financial Information—Unaudited (Continued)

As of and for the three months ended June 30, 2003:

Consolidated Statements of Operation Data	As previously reported	Software capitalization	Project accounting	Income Taxes	As Restated
Total revenue	22,546	—	—	—	22,546
Cost of revenue	12,293	103	15	—	12,411
Operating expense	10,068	125	—	(82)	10,111
Operating income	185	(228)	(15)	82	24
Other income	154	—	—	—	154
Provision for income taxes	(52)	—	—	(30)	(82)
Net income (loss)	287	(228)	(15)	52	96

The effect of the restatement entries was to decrease net income from $0.02 per share to net income of $0.01 per share for the quarter ended June 30, 2003.

As of and for the three months ended September 30, 2003:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Project accounting	Income Taxes	As Restated
Total revenue	22,300	—	—	—	22,300
Cost of revenue	11,706	185	53	—	11,944
Operating expense	9,405	146	28	—	9,579
Operating income	1,189	(331)	(81)	—	777
Other income	146	—	—	—	146
Provision for income taxes	(51)	—	—	(30)	(81)
Net income (loss)	1,284	(331)	(81)	(30)	842

The effect of the restatement entries was to decrease net income from $0.07 per share to net income of $0.04 per share for the quarter ended September 30, 2003.

As of and for the three months ended December 31, 2003:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Project accounting	Income taxes	Other	As Restated
Total revenue	19,068	—	—	—	(27)	19,041
Cost of revenue	10,338	43	292	—	(48)	10,625
Operating expense	8,901	186	65	—	(52)	9,100
Operating loss	(171)	(229)	(357)	—	73	(684)
Other income	151	—	—	—	—	151
Provision for income taxes	(50)	—	—	(30)	—	(80)
Net income (loss)	(70)	(229)	(357)	(30)	73	(613)

The effect of the restatement entries was to increase net loss from $0.00 per share to net loss of $0.03 per share.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(13)   Quarterly Financial Information—Unaudited (Continued)

As of and for the three months ended March 31, 2004:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Project accounting	Revenue	Other	As Restated
Total revenue	23,490	—	—	280	(112)	23,658
Cost of revenue	13,714	21	1,139	—	(30)	14,844
Operating expense	9,401	382	7	—	(40)	9,750
Operating income (loss)	375	(403)	(1,146)	280	(42)	(936)
Other income	200	—	—	—	—	200
Provision for income taxes	(50)	—	—	—	—	(50)
Net income (loss)	525	(403)	(1,146)	280	(42)	(786)

The effect of the restatement entries was to decrease net income from $0.03 per share to a net loss of $0.04 per share.

As of and for the three months ended June 30, 2004:

Consolidated Statement of Operations Data	As previously reported	Software capitalization	Project accounting	Revenue	Income taxes	Other	As Restated
Total revenue	23,673	—	—	(251)	—	52	23,474
Cost of revenue	15,826	21	(855)	(47)	—	(181)	14,764
Operating expense	9,741	320	19	(11)	—	(100)	9,969
Operating loss	(1,894)	(341)	836	(193)	—	333	(1,259)
Other income	172	—	—	—	—	—	172
Provision for income taxes	(222)	—	—	—	38	—	(184)
Net income (loss)	(1,944)	(341)	836	(193)	38	333	(1,271)

The effect of the restatement entries was to decrease net loss from $0.10 per share to a net loss of $0.06 per share.

EXHIBIT INDEX

Exhibit Number	Document
2.1

Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2002)

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.2

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.3

Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)

3.4

Certificate of Designation of the Series A Preferred Stock of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2

Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant’s preferred stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

4.3

Rights Agreement, dated as of November 16, 2004, between Digimarc Corporation and EquiServe Trust Company, N.A. together with: Exhibit A Form of Rights Certificate; Exhibit B Form of Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Certificate of Designation of the Series A Preferred Stock of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2004)

10.1

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

10.2

Registrant’s 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-31114) which became effective on February 25, 2000)

10.3

Registrant’s Restated 1999 Stock Incentive Plan, as amended and restated on April 17, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)

10.4

Form of Notice of Stock Option Award and Stock Option Award Agreement for the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99(d)(2) of the Company’s Schedule TO, as filed with the Securities and Exchange Commission on February 16, 2001)

10.5

Registrant’s 1999 Employee Stock Purchase Plan, as amended and restated on February 19, 2004, including forms of agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-115074) which became effective on April 30, 2004)

10.6

Lease Agreement, dated as of June 25, 1999, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-87501) which became effective on December 2, 1999)

10.7

First Amendment to Lease Agreement, dated as of February 17, 2000, between the Registrant and Southplace Associates LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Securities and Exchange Commission on March 17, 2000 and withdrawn on July 31, 2000)

10.8

CityPlex Towers Lease Agreement, dated as of January 4, 2000, between the Registrant and Oral Roberts University (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-32778) which was filed with the Securities and Exchange Commission on March 17, 2000 and withdrawn on July 31, 2000)

10.9

Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

10.10

Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

10.11

Registrant’s 2000 Non-Officer Employee Stock Incentive Plan, as amended and restated on February 19, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.12

Registrant’s 1999 Non-Employee Director Option Program, as amended and restated on March 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.13

First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

10.14

Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

10.15

Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003)

10.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.17

Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)

10.18

Form of Notice of Stock Option Award and Stock Option Award Agreement for employees under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99(d)(2) of the Company’s Schedule TO, as filed with the Securities and Exchange Commission on February 16, 2001)

10.19

Form of Restricted Stock Agreement for the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)

10.20

Form of Stock Option Award Agreement for the 1999 Non-Employee Director Option Program adopted under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)

10.21	Forms of Notice of Stock Option Award and Stock Option Award Agreement for officers under the Digimarc Corporation 1999 Stock Incentive Plan
10.22	Full Service Lease, dated March 22, 2004, by and between PS Business Parks, L.P., and the Registrant
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer