Form 10-Q
period 2005-03-31
DIGIMARC CORP
filed 2005-05-16
CIK 1089443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

As of April 30, 2005, there were 20,723,429 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31,	December 31,
	2005	2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$19,133	$18,489
Restricted cash	1,084	—
Short-term investments	14,791	25,068
Trade accounts receivable, net	11,051	9,666
Unbilled trade receivables	5,201	5,008
Inventory	9,005	8,858
Other current assets	1,557	1,779
Total current assets	61,822	68,868
Restricted cash	7,287	8,279
Property and equipment, net	66,602	63,975
Intangibles, net	20,371	21,162
Other assets, net	901	1,003
Total assets	$156,983	$163,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,205	$11,424
Accrued payroll and related costs	3,426	2,161
Deferred revenue	4,621	4,854
Other current liabilities	1,375	1,492
Total current liabilities	18,557	19,931
Other long-term liabilities	1,164	1,112
Total liabilities	19,741	21,043
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	21	21
Additional paid-in capital	209,004	206,979
Deferred stock compensation, net	(1,974)	—
Accumulated other comprehensive income	164	147
Accumulated deficit	(70,023)	(64,903)
Total stockholders’ equity	137,192	142,244
Total liabilities and stockholders’ equity	$156,983	$163,287

(1)          Derived from the Company’s December 31, 2004 audited consolidated financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenue:
Service	$19,596	$17,067
Product and subscription	4,783	6,591
Total revenue	24,379	23,658
Cost of revenue:
Service	13,140	9,963
Product and subscription	2,353	4,881
Total cost of revenue	15,493	14,844
Gross profit	8,886	8,814
Operating expenses:
Sales and marketing	3,815	2,563
Research, development and engineering	2,483	1,722
General and administrative	7,004	4,823
Amortization of Intangibles	811	642
Total operating expenses	14,113	9,750
Operating loss	(5,227)	(936)
Other income (expense):
Interest income	264	219
Interest expense	(62)	(21)
Other	(18)	2
Total other income, net	184	200
Loss before provision for income taxes	(5,043)	(736)
Provision for income taxes	(77)	(50)
Net loss	$(5,120)	$(786)
Net loss per share—basic	$(0.25)	$(0.04)
Net loss per share—diluted	$(0.25)	$(0.04)
Weighted average shares outstanding—basic	20,453	20,212
Weighted average shares outstanding—diluted	20,453	20,212

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
		(Restated)
Cash flows from operating activities:
Net loss	$(5,120)	$(786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,430	2,792
Stock-based compensation expense	51	—
Increase (deccrease) in allowance for doubtful accounts	(33)	10
Other non-cash charges	17	(28)
Changes in operating assets and liabilities:
Restricted cash	(92)	(4)
Trade and unbilled accounts receivable	(1,545)	(3,430)
Inventory	(147)	(195)
Other current assets	222	(409)
Other assets, net	102	69
Accounts payable	(2,219)	4,446
Accrued payroll and related costs	1,265	741
Deferred revenue	(233)	(419)
Other liabilities	1	(1)
Net cash provided by (used in) operating activities	(4,301)	2,786
Cash flows from investing activities:
Purchase of property and equipment	(2,192)	(4,734)
Capitalization of labor costs	(3,003)	(3,593)
Intangibles	(20)	—
Sale or maturity of short-term investments	42,744	44,221
Purchase of short-term investments	(32,467)	(35,645)
Net cash provided by investing activities	5,062	249
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	1,109
Principal payments under capital lease obligations	(117)	(71)
Net cash provided by (used in) financing activities	(117)	1,038
Net increase in cash and cash equivalents	644	4,073
Cash and cash equivalents at beginning of period	18,489	33,626
Cash and cash equivalents at end of period	$19,133	$37,699
Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$21
Cash paid for income taxes	$27	$—
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$51	$77
Grant of restricted stock	$2,025	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The Company also is a leading provider of patented digital watermarking technologies and solutions that allow imperceptible digital codes to be embedded in media content, including personal identification documents, financial instruments, photographs, movies, music, and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

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

Interim Financial Statements

The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented, except for a $0.2 million inventory adjustment which resulted in a decrease in the net loss in the current period. The adjustment should have been recorded in a prior period, but the Company believes the amount to be immaterial to both the current period and the prior period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2005 and includes restated financial results for the fiscal year ended December 31, 2003, including as of and for each of the quarters in the fiscal year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 (see Note 2 “Restatement”). The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented. These reclassifications include the reclassification of market auction preferred investments from cash equivalents to short-term investments and amortization of intangibles from general and administrative to a separate line item.

2.   Restatement

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

The key impacts of the restatement adjustments for the three months ended March 31, 2004 was to decrease net income from $0.03 per share to net loss of $0.04 per share and increase revenues by $168 for the three months ended March 31, 2004.

The following tables set forth the restatement adjustments to our financial statements for the periods indicated. The amounts in the tables are expressed in thousands.

As of and for the three months ended March 31, 2004:

Statement of operations

	As previously	Software	Project			As
	reported	capitalization	accounting	Revenue	Other	Restated

Revenue	23,490	—	—	280	(112)	23,658
Cost of revenue	13,714	21	1,139	—	(30)	14,844
Gross Profit	9,776	(21)	(1,139)	280	(82)	8,814
Operating expense	9,401	382	7	—	(40)	9,750
Operating income (loss)	375	(403)	(1,146)	280	(42)	(936)
Other income, net	200					200
Provision for income taxes	(50)	—	—	—	—	(50)
Net income (loss)	525	(403)	(1,146)	280	(42)	(786)

Statement of cash flows

	As previously reported	Software capitalization	Project accounting	Revenue	Other	As reported
Net cash provided by (used in) operating activities	4,085	(403)	(882)	—	(14)	2,786
Net cash provided by (used in) investing activities	(1,050)	403	882	—	14	249
Net cash provided by financing activities	1,038	—	—	—	—	1,038
Net increase in cash and cash equivalents	4,073	—	—	—	—	4,073

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

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Income	Shares	Per	Income	Shares	Per
	(000’s)	(000’s)	Share	(000’s)	(000’s)	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
				(Restated)		(Restated)
Basic EPS
Net loss	$(5,120)	20,453	$(0.25)	$(786)	20,212	$(0.04)
Effect of Dilutive Securities
Options		—			—
Warrants		—			—
Diluted EPS
Net loss	$(5,120)	20,453	$(0.25)	$(786)	20,212	$(0.04)

Common stock equivalents related to stock options and warrants of 6,431 and 5,375 were excluded from diluted net loss per share calculations for the three month periods ended March 31, 2005 and 2004, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options of 157 and 403 for the three month periods ended March 31, 2005 and 2004, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

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

The following table illustrates the effect on net loss and net loss per share (or earnings per share) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 and 2004, respectively (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net loss, as reported	$(5,120)	$(786)
Add: Stock-based compensation expense determined under the intrinsic value method	51	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,676)	(2,771)
Pro forma net loss	$(6,745)	$(3,557)
Net loss per share:
Basic—as reported	$(0.25)	$(0.04)
Diluted—as reported	$(0.25)	$(0.04)
Basic—pro forma	$(0.33)	$(0.18)
Diluted—pro forma	$(0.33)	$(0.18)

Stock based compensation expense is based on the difference between the fair market value of the Company’s common stock and the exercise price of options to purchase that stock on the measurement date, and is being recognized over the vesting period of the related options, usually four years.

On February 23, 2005, the Compensation Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to officers of the Company under the terms of the Company’s 1999 Stock Incentive Plan. The Compensation Committee adopted a form of restricted stock agreement to be used in connection with such restricted stock awards. The agreement provides, among other things, that the shares will vest in full upon the termination of the officer’s employment without cause or the officer’s resignation for good reason following a change in control of the Company. Notwithstanding the foregoing, the plan administrator has discretionary authority, among other things, to determine the terms and conditions of any award granted under the Plan. A copy of the agreement was previously filed by the Company with the SEC as an exhibit to the Company’s Form 8-K filed on March 1, 2005. The Compensation Committee approved grants of restricted stock awards to certain of its named executive officers, effective as of March 1, 2005, totaling 270 shares. One-quarter of the restricted shares granted to these executive officers will vest each December 31 beginning on December 31, 2005. The Company recorded $51 of stock-based compensation related to the issuance of restricted stock for the three months ended March 31, 2005. The Company did not incur any stock-based compensation expense for the three months ended March 31, 2004.

5.   Segment Information

The Company derives its revenue from a single reporting segment, secure media solutions. Revenue is generated in this reporting segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in non-U.S. countries through its sales personnel and its subsidiaries.

There was no single customer in the three month periods ended March 31, 2005 or 2004 that accounted for more than 10% of total revenue. There was one customer who accounted for 13% of trade and unbilled accounts receivable, net at March 31, 2005, while no customer accounted for more than 10% of trade and unbilled accounts receivable at December 31, 2004.

The Company has one reporting segment which is made up of two operating segments: Digimarc ID Systems (DIDS) and Digimarc Digital Watermarking (DWM). Information regarding each of the operating segments is as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
DIDS
Revenue	$21,428	$20,942
Revenue as a percent of Total Revenue	88%	89%
Gross Profit percentage	32%	33%
DWM
Revenue	$2,951	$2,716
Revenue as a percent of Total Revenue	12%	11%
Gross Profit percentage	69%	69%
Total Company
Revenue	$24,379	$23,658
Revenue as a percent of Total Revenue	100%	100%
Gross Profit percentage	36%	37%

6.   Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of the Company’s current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired the Company’s securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s announcement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices at the Company’s DIDS business unit, and that the Company likely would be required to restate its previously reported financial statements for the full fiscal year 2003 and the first two quarters of 2004. Specifically, these actions allege that the Company issued false and misleading financial statements in order to inflate the value of Digimarc stock, which resulted in insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaints seek unspecified damages. The Company believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted. No accrual has been recorded because the amounts are not probable or reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. On or about April 6, 2005, another purported shareholder derivative suit was filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits.

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

The Company previously received a notice from the staff of the SEC stating that it was conducting an informal inquiry relating to the Company’s previous announcement that it was restating its prior financial results. The SEC subsequently informed the Company that it has terminated its informal inquiry without recommending any enforcement action.

DIDS in its normal course of business from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Management believes that such contingencies could have a material effect on the results of operations from time to time. In addition, from time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid any material amounts in connection with a dispute with a customer. While there is always risk that liquidated damages could be assessed in the future, management does not believe that it is probable that material amounts will be paid nor can we predict what the amount of any such damages would be if they were to be imposed.

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

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

7.   Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). The following table provides a summary of comprehensive loss for the three month periods ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net loss	$(5,120)	$(786)
Foreign currency translation adjustment	17	(84)
Comprehensive loss	$(5,103)	$(870)

8.   Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement No. 153 (FAS 153), Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. FAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The Company is currently assessing the impact of adopting Statement 123(R) to its consolidated results of operations.

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

Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are determinable, and collectibility is probable. Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription.

Maintenance revenue is recognized when the maintenance amounts owed to the Company have been earned, are determinable, and collectibility is probable. Maintenance contracts are, at times, paid in advance and revenue is recognized ratably over the term of the service period.

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

10.   Inventory

Inventory consists primarily of the components used to manufacture identification cards, such as inks, laminates, and adhesives and hardware for sale. Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

	March 31, 2005	December 31, 2004
Equipment and deferred contract costs	565	1,033
Consumable materials	8,790	8,096
Reserve	(350)	(271)
Inventory, net	9,005	8,858

The reserve for slow moving and obsolete items was $350 and $271 at March 31, 2005 and December 31, 2004, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory. It is not possible currently to predict if or when this will happen, or how much we may sell. Such sales have not had a significant impact on gross profit margin, nor does the Company expect such sales to have a significant impact in future periods.

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

12.   Related Party Transactions

During the three month periods ended March 31, 2005 and 2004 the Company recognized revenue of $142 and $50, respectively, from a holder of common stock. At March 31, 2005, net accounts receivable from this holder was $42. At March 31, 2004, no receivables were outstanding from this holder.

The Company entered into two loans in 2002 with a former executive officer of the Company prior to such officer’s departure from the Company. Both loans were entered into in connection with the former officer’s relocation to the Company’s facilities in Massachusetts. The first loan was entered into on July 1, 2002, and has a principal amount of $100 and an interest rate of 6.75% per year. Such loan is not due and payable to the Company until June 30, 2006; provided, however, that the entire amount of the loan accelerates if the former officer’s employment was terminated “for cause.” The second loan was also entered into on July 1, 2002, and has a principal amount of $260 and an interest rate of 4.99% per year. The second loan provides that it will be forgiven in full on a pro-rata basis over a term of four years; provided, however, that if the former officer voluntarily left the Company’s employment for any reason, or if the former officer was terminated “for cause,” then the outstanding balance of the loan accelerates and the former officer shall be responsible for paying the outstanding principal balance, plus any interest that is accrued and unpaid, in full within 90 days of the date of his departure. The former executive officer’s employment with the Company was terminated in July 2004. The Company has reserved an amount equal to the remaining amount of the loans and is no longer accruing interest on the loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Form 10-Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Risk Factors” in this Form 10-Q and the audited and restated consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2004 filed on April 7, 2005, and other reports and filings made with the Securities and Exchange Commission.

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

Restatement of Prior Financial Results

In our Form 10-K for the year ended December 31, 2004 we restated our audited consolidated financial statements as of and for the fiscal year ended December 31, 2003, including as of and for each of the quarterly periods in the year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004. We restated our financial statements to correct errors in the accounting for software development costs, project accounting, revenue recognition, and tax accruals, among other areas. Please see Note 2 to the condensed consolidated financial statements of the Company included herewith as well as our Form 10-K for the year ended December 31, 2004 for additional information about the restatement.

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

Revenue recognition on long-term service contracts:   We recognize revenue on long-term identification and driver license production contracts using primarily a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. Prior to publicly reporting results, our practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary. Revisions to our estimates have been less than 0.5% of total revenue in every period reported since the LGP transaction. Any estimated amounts are included in unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates.

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

Results of Operations

During the three month period ended March 31, 2005, we invested in capital equipment and software development for several new programs, including programs based in Florida and Alabama which, when combined with our net loss, caused our working capital to decrease for the periods. These programs are expected to be fully deployed in 2005. Operating results were negatively impacted by higher staffing levels, increased legal, accounting, and consulting expenses for our restatement, higher costs of our financial statement audit, and increased Sarbanes-Oxley compliance costs.

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months
	Ended
	March 31,
	2005	2004
		(Restated)
Revenue:
Service	80%	72%
Product and subscription	20	28
Total revenue	100	100
Cost of revenue:
Service	54	42
Product and subscription	10	21
Total cost of revenue	64	63
Gross profit	36	37
Operating expenses:
Sales and marketing	16	11
Research, development and engineering	10	7
General and administrative	29	20
Amortization of intangibles	3	3
Total operating expenses	58	41
Operating loss	(22)	(4)
Other income (expense):
Interest income	1	1
Interest expense	—	—
Other	—	—
Total other income, net	1	1
Loss before provision for income taxes	(21)	(3)
Provision for income taxes	—	—
Net Loss	(21)%	(3)%

Revenue

Total revenue was $24.4 million for the three month period ended March 31, 2005 compared to total revenue of $23.7 million for the three month period ended March 31, 2004. The changes in total revenue between the comparable three month period of 2005 and 2004 resulted primarily from an increase in our service revenue related to new programs added at DIDS, namely Florida, Ohio, Mexico, and Latvia, partially offset by a non-recurring sale of voter identification supplies to a foreign customer during the three month period ended March 31, 2004 at DIDS.

Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, including driver license issuing authority customers, we anticipate our current contracts as of March 31, 2005 to generate approximately $240 million in revenue during the contractual terms of such contracts, currently up to eight years. We consider as backlog production volumes reasonably expected to be achieved under currently existing contractual terms, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. However, there can be no assurance that our backlog will result in actual revenue in any particular period, because our backlog includes contracts that extend for several years, during which time they could be cancelled or suspended. Anticipated revenues from long-term contracts may cover periods as long as eight years, and in many instances such contracts may be terminated by the customer throughout the period. We may never realize revenue on contracts included in our backlog or the timing of such recognition may change because the contract could be reduced, modified, or terminated early or the project schedule could be changed.

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor; and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. Revenue from international customers was $4.4 million for the three month period ended March 31, 2005 compared to $6.0 million for the three month period ended March 31, 2004. International sales represented 18% and 26% of our total revenue during the three month periods ended March 31, 2005 and 2004, respectively. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause noticeable spikes in quarterly revenue and variations in gross profit trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is somewhat less predictable than in the context of service revenues provided to us by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the U.S.

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

Service revenue was $19.6 million for the three month period ended March 31, 2005 compared to $17.1 million for the three month period ended March 31, 2004. The $2.5 million or 15% increase for the three month period resulted from increased issuance revenue from program additions, such as Florida, Ohio, Mexico, and Latvia, which were not generating any revenue in the prior year period.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to various software products.

Product and subscription revenue was $4.8 million for the three month period ended March 31, 2005 compared to $6.6 million for the three month period ended March 31, 2004. The $1.8 million or 27% decrease for the three month period March 31, 2005 as compared to the corresponding three month period of 2004, were due primarily to a non-recurring sale of voter identification supplies to a foreign customer during the three month period ended March 31, 2004 that was partially offset by the sale of equipment to a domestic customer in the current year.

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

Cost of service revenue was $13.1 million for the three month period ended March 31, 2005 compared to $10.0 million for the three month period ended March 31, 2004. The $3.1 million or 32% increase for the three month period ended March 31, 2005 as compared to the corresponding three month period of 2004 were primarily the result of higher consumables costs to support the identified higher revenue identified above, higher depreciation on revenue-generating assets of $0.5 million, increased costs to deliver support and maintenance for new and existing programs, and increased freight costs of $0.1 million related to higher shipping activity. Field operations employees totaled 136 and 145 at March 31, 2005 and 2004, respectively.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue was $2.4 million for the three month period ended March 31, 2005 compared to $4.9 million for the three month period ended March 31, 2004. The $2.5 million or 52% decrease for the three month period ended March 31, 2005 as compared to the corresponding three month period of 2004 were the result of lower product sales in our ID systems business. The sales in the first quarter of 2005 had higher margins compared to the non-recurring sale of voter identification supplies to a foreign customer during the three month period ended March 31, 2004 at DIDS, yielding the decreased cost of product and subscription revenue.

Gross Profit

Overall gross profit as a percentage of revenue remained comparable for the three month period ended March 31, 2005 was 36% compared to the 37% for the three month period ended March 31, 2004 for the reasons stated above.

Operating Expenses

Sales and marketing.   Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.8 million for the three month period ended March 31, 2005 compared to $2.6 million for the three month period ended March 31, 2004. The $1.2 million or 49% increase for the three month period ended March 31, 2005 as compared to the corresponding three month period of 2004 resulted primarily from additions of senior-level resources to our business of approximately $0.4 million; increased presence at tradeshows, advertising, and event sponsorship of approximately $0.2 million, and increased travel related costs of $0.1 million. Sales and marketing employees totaled 56 and 54 as of March 31, 2005 and 2004, respectively. We anticipate that we will continue to invest at or above the current run rate in sales and marketing for the foreseeable future.

Research, development and engineering.   Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $2.5 million for the three month period ended March 31, 2005 compared to $1.7 million for the three month period ended March 31, 2004. The $0.8 million or 44% increase for the three month period ended March 31, 2005 as compared to the same three month period of 2004 generally came from increased workforce (both full-time employees and contractors) in our ID systems business of approximately $0.3 million as we added full-time employees and added more contractors to meet the demands of new product initiatives and system development. In addition to the increased labor costs, we incurred approximately $0.4 million of increased travel related costs. We anticipate that we will continue to invest at the current run rate or more in research, development and engineering for the foreseeable future. Research, development and engineering personnel totaled 157 and 124 as of March 31, 2005 and 2004.

General and administrative.   General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, facilities costs, legal, human resources and other professional fees, and depreciation and amortization expense not directly associated with programs. General and administrative expenses were $7.0 million for the three month period ended March 31, 2005 compared to $4.8 million for the three month period ended March 31, 2004.

The $2.2 million or 45% increase for the three month period ended March 31, 2005 as compared to the corresponding three month period of 2004 resulted primarily from:

•       Increased costs related to our restatement of approximately $0.7 million;

•       Increased costs related to the audit of our financial statements of approximately $0.4 million;

•       Increased costs related to higher headcount of approximately $0.5 million;

•       Increased bad debt expense of $0.1 million;

•       Increased costs related to Sarbanes-Oxley compliance efforts of $0.1 million;

•       Increased costs related to the grant of restricted stock for $0.1 million;

•       Increased costs related to the costs of derivative law suits of $0.1 million.

General and administrative employees totaled 72 and 59 as of March 31, 2005 and 2004, respectively. We expect general and administrative expenses to decrease somewhat in future periods as we have completed the restatement work, but still expect significant legal and other professional fees related to the shareholder derivative lawsuits and increased accounting, audit and legal fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that we will continue to invest in finance and IT and the operational infrastructure at our identification systems business to more effectively manage growth in the context of increased regulatory requirements.

Amortization of intangible assets.   We account for intangible assets resulting from acquisitions in accordance with FASB Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life. As a result, in December 2001 we recorded $29.5 million of intangible assets related to the acquisition of certain assets and certain liabilities from Polaroid and affiliates. These intangible assets were set up to amortize over a 12-year period, representing the expected useful life. Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors. Amortization expense was $0.8 million for the three month period ended March 31, 2005 compared to $0.6 million for the three month period ended March 31, 2004. The $0.2 million or 26% increase for the three month period ended March 31, 2005 as compared to the corresponding three month period of 2004 resulted primarily from the accelerated amortization of an intangible balance related to a lost customer contract.

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.2 million for the three month periods ended March 31, 2005 and 2004. The flat amount resulted from higher interest earned on lower balances partially offset by higher interest expense related to leases.

Provision for Income Taxes.   The provision for income taxes primarily reflects expected tax expense from profitability in foreign jurisdictions and to a lesser extent state income taxes. We have available net operating loss carryforwards and, as such, have included no provision for U.S. federal and state income tax reporting purposes.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents, restricted cash, and short-term investments of $42.3 million, representing a decrease of approximately $9.5 million from $51.8 million at December 31, 2004. The decrease primarily resulted from investments in significant new program implementations, in particular in Florida and Alabama, and due to the net loss incurred during the quarter. As of March 31, 2005, $8.4 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Due to the losses incurred during 2004 the terms of restriction changed and we were required to classify the restricted cash as long-term, except for $1.1 million which has been released subsequent to March 31, 2005. Working capital at March 31, 2005 was $43.3 million, compared to working capital of $48.9 million at December 31, 2004. The decrease in working capital resulted primarily from investments made in the new Florida and Alabama programs that we anticipate will contribute to revenue growth in 2005 and due to the net loss incurred during the quarter.

The $4.3 million of cash used in operations for the three months ended March 31, 2005 resulted from a net loss of $5.1 million, offset by non cash items related to depreciation and amortization of $3.4 million and an increase in accrued payroll and related costs of $1.3 million. Items negatively affecting cash used in operations were a decrease in accounts payable of $2.2 million and an increase in trade and unbilled accounts receivable, net of $1.5 million. The $2.8 million of cash provided by operations for the three months ended March 31, 2004 was positively impacted by an increase in accounts payable of $4.4 million and depreciation and amortization of $2.8 million, partially offset by $0.8 million of net loss for the period and an increase in trade and unbilled accounts receivable, net of $3.4 million.

The $5.1 million of cash provided by investing activities for the three month period ended March 31, 2005 primarily related to $10.3 million in net sale or maturity of short-term investments partially offset by $5.2 million for the purchase of property and equipment, including capitalization of labor costs. The $0.2 million of cash provided by investing activities for the three months ended March 31, 2004 was related primarily to the net sale or maturity of short-term investments of $8.6 million partially offset by the purchase of property and equipment of $8.3 million, including capitalization of labor costs.

The $0.1 million of cash used in financing activities for the three month period ended March 31, 2005 resulted primarily from the principal payments on capital leases. The $1.0 million of cash provided by financing activities for the three months ended March 31, 2004 primarily related to the issuance of stock. On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to us. The remaining proceeds resulted from the issuance of stock related to our stock incentive plans, which were partially offset by principal payments on capital leases of $0.1 million.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $10.0 million as of March 31, 2005, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.3 million as of March 31, 2005, are payable in monthly installments through March 2009.

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we expect that we will continue to utilize cash in the upcoming few quarters as we complete our program implementations in Florida and Alabama and build inventory levels for these programs as such programs reach full production. We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement No. 153 (FAS 153), Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. FAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on the Company's consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The Company is currently assessing the impact of adopting Statement 123(R) to its consolidated results of operations.

Risk Factors

Our business, financial condition, results of operation and cash flows may be impacted by a number of factors, including the factors set forth below. The order in which these risk factors are presented does not necessarily reflect their relative significance.

Risks Related to Our Business

We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

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

The majority of our revenue is subject to government procurement processes that may involve unpredictable delays and other unexpected changes which might limit our actual revenue in any given quarter.

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

Because some of our revenue models relating to anticipated products and services are under development, the corresponding anticipated products and services may fail to attract or retain customers, our revenue models and pricing structures may not gain market acceptance, and we may not be able to generate new or sustain existing revenue.

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

The loss of any large contract may result in loss of revenue and potential acceleration of amortization expense or impairment of intangible assets.

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

We have a history of losses, and we cannot assure you that we will attain sustained profitability, particularly if we were to lose large contracts.

We incurred significant net losses from inception through the fiscal year ended December 31, 2002, during 2004, and the first quarter of 2005. Our accumulated deficit as of March 31, 2005 was $70.0 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Even though we have achieved profitability in the past, we were not profitable in 2004 or the first quarter of 2005 and do not expect to return to profitability until late 2005, if not later. A return to profitability will depend upon a variety of factors, including the impact of new regulatory mandates requiring us to expense stock options, the amount of costs we incur in connection with our compliance with Sarbanes-Oxley, and the extent of any ongoing expenses that we incur in connection with our restatement and related matters, such as our continuing remediation efforts with respect to financial controls as well as expenses related to litigation and other proceedings that have arisen as a result of the restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

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

Some of the products, services, and licensing of intellectual property that we intend to provide in the future will rely on the successful implementation of our technology, including our reader technology, by third-party software developers and original equipment manufacturers. We anticipate entering into agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If we fail to obtain partners that will incorporate, embed, integrate or bundle such technologies, or these partners are unsuccessful in their efforts, our efforts to bring our technologies to market would be adversely affected and, consequently, we would not generate revenue as anticipated. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers and, consequently, our anticipated future revenues would decrease.

We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. While we strive to have alternative suppliers provide us with many of our products, a loss of one or more of such suppliers could have a material adverse effect on our ability to perform effectively, if at all, for some of our long-term contracts.

A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations and fixed price terms, as well as a variety of other influences that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly.

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

Products that we are developing for new secure identification markets and components and subsystems markets may not be accepted as quickly as we have projected or at all, which may negatively impact our revenues, margins, earnings and stock price.

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

Our identification systems business expects to experience variability in gross margins.

Our DIDS business will likely experience variability in gross margins on its contracts due to numerous factors, including, among other things, the following:

•       Governmental regulation of credentials and issuance policies;

•       Private sector usage trends for driver licenses and other credentials;

•       Level of commodity vs. proprietary components applicable to customer system specifications;

•       Whether contracts have been extended or renewed; and the amount of capital expenditure associated with such extension or renewal;

•       Price competition in competitive bids, and contract renewals and contract extensions;

•       Variations in costs of materials and manufacturing;

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

The numerous factors affecting gross margins make such margins complex and difficult to predict. We are continually refining our predictive tools and increasing our understanding of what drives these various factors. For reasons such as those listed above, we expect that there will be fluctuations in our future operating results as a result of the variability in margins from period to period in the DIDS business.

Recent and ongoing leadership and staffing changes may result in disruptions and inefficiencies in our business during transition periods, may require process changes in our business, and will likely cause additional costs to our business before benefits from such changes may be realized.

During the second quarter of 2004, we made significant changes in our management and staff as a result of a detailed review of our business processes. Many of these changes were initiated following the hiring of our new Chief Financial Officer in June 2004 and other senior managers, and in conjunction with the continuing implementation of our new accounting and material requirements planning systems and work on Sarbanes-Oxley compliance. In addition, in the second quarter of 2005, we appointed a new President of DIDS, and our President and Chief Operating Officer resigned. While we anticipate that these changes in leadership and staffing will improve operations, there is a risk that these changes may disrupt the operations of our business and, consequently, may result in some short-term inefficiencies as personnel complete their transitions and new leaders implement their new plans and procedures. We also expect that these changes may require further modifications of our finance and business processes and will likely cause additional costs to our business in the short term before any benefits from such changes, if any, may be realized.

We may encounter significant employee turnover that could reduce our ability to sell, deliver, and support future commitments.

Due to concerns related to our restatement, late SEC filings, possible delisting from the Nasdaq National Market and shareholder litigation, we could encounter significant departures of key employees from the Company. While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs, thus impairing our ability to meet commitments and sustain revenue. In addition, these events may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. These uncertainties also could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, current employees may seek future employment with our business partners, customers or competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects. For more information about the shareholder litigation, see Item 1 of Part II of this Form 10-Q.

We depend on key employees for our future success due to the high level of technical expertise that our industry requires and the loss of any of them could delay projects or undermine customer relationships.

Our success depends to a significant extent on the performance and continued service of our senior management. Except for our Chief Executive Officer, our senior management does not have employment agreements. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. The loss of the services of any of our senior management or any of our other key employees could delay projects or undermine customer relationships.

If we are not able to retain, hire or integrate qualified personnel, we may not be able to deliver the products and services that our customers require.

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

We are engaged in litigation from time to time which is unpredictable and can lead to unplanned expenses.

From time to time we are engaged in litigation with third parties. For example , we currently are engaged in litigation relating to the initial public offering of our securities and various other routine actions, in addition to the class actions filed against us in connection with our recently announced accounting errors. Litigation typically is an expensive process and, due to its inherent uncertainties and because the settlement and trial preparation processes are lengthy and potentially inconclusive, the ultimate cost and outcome of such matters cannot be predicted. As a result, while we believe that litigation often is necessary to preserve the interests of our company, it also can lead to additional expense and thus lower profits to our business without generating offsetting and lasting benefits.

We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could reduce the perceived valuation of the company and result in a lower stock price.

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

We have registered “DIGIMARC”, “MARCSPIDER”, “MEDIABRIDGE”, “IMAGEBRIDGE”, “PICTUREMARC”, and the “D” logo, among other marks, as trademarks in the United States as well as other countries. We are pursuing the registration of “DIGIMARC” in additional countries, and we are pursuing the registration of certain other trademarks including “IDMARC”, “EXIAN” and “CENTRIAN”. However, our trade names or trademarks may be registered by third parties in other countries, impairing our ability to enter and compete in these markets. In the United States, the trademark “Digimark” and the domain names “Digimark.com” and “Mediabridge.com” have been registered by unrelated companies. While we have put in place formal arrangements for co-existence with one of these unrelated companies, and while we have co-existed successfully to date with the other, if we were forced to change our name or were prevented from using our other brand names, we would lose a significant amount of our brand equity.

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

The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

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

If our operating structure is not effective, or if we are required to restructure to address changes in our business, we may encounter higher expenses and reduced margins.

As of March 31, 2005 we had 421 employees and 204 contract workers. To effectively manage our operations, management must continue to improve our operational and financial systems and train, improve and manage our employee base. As part of our goal to continue to improve operating efficiencies, we organized our operations into a portfolio of peer-level operating units under a corporate umbrella, consisting of two units, the first of which is Digital Watermarking and the second of which is ID Systems, both of which are overseen by a corporate staff. While our management anticipates that this operating structure will facilitate effective management of the continuing growth and expansion of our business, we cannot assure you that the operating structure will be effective or achieve the desired results. Additionally, less than optimal rates of growth of our product lines and areas of business may require us to restructure our business from time to time, which, in turn, could significantly strain our managerial and financial resources. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, legal, accounting and marketing staffs and, as a result, we may experience higher expenses and reduced margins.

We may acquire other businesses or technologies and, if we do, we may be unable to integrate them with our own business, or we may have reduced earnings from doing so and we may never achieve any of the benefits that we might anticipate from such acquisitions.

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

As international customers have accounted for approximately 18% of our total revenue during the three months ended March 31, 2005, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

We generally do not invoice our foreign sales in U.S. dollars, and, consequently, we are exposed to currency exchange fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts, collared options, currency swap agreements or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

Risks Related to the Restatement of Our Prior Financial Results and Internal Controls

We have identified certain issues relating to our controls and procedures, which, if not remedied effectively, could impede our ability to run and monitor our business.

Management concluded that certain problems in our internal controls and procedures resulted in the restatement of our financial statements and the inability to timely file reports with the SEC and constitute material weaknesses as of March 31, 2005. We made this determination in consultation with the audit committee of the Company’s board of directors. We have acted promptly to address these issues and are engaged in an ongoing design and implementation process of new and enhanced controls and procedures. If we are unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design, implementation and testing of our enhanced controls environment, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect errors or ensure the accuracy of our financial statements or reports filed with the SEC. Further, any system of control, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our compliance with disclosure and listing requirements, and if they were to lead to a financial loss, could negatively affect the results of our operations and financial condition. For more information about the material weaknesses in our internal control over financial reporting, see Item 4 of Part I of this Form 10-Q.

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

We were not able to complete the evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 within the time prescribed by SEC rules. In order for management to issue its report on our internal control over financial reporting, we must document both the design of our internal control over financial reporting and the operating effectiveness of our controls and procedures.  Our management believes it has completed all processes and procedures for issuing its report, but additional time is needed by the Company’s independent registered public accounting firm to complete all of its work to issue its related attestation report on management’s assessment of the effectiveness of internal controls. The focused application of critical resources to our accounting review in connection with the restatement of our financial statements and the preparation of filings with the SEC reflecting the restatement had a significant impact on our Section 404 compliance efforts. As a result of our failure to meet our compliance and reporting obligations, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, and further review by The Nasdaq Stock Market, Inc. (“Nasdaq”), which may result in the delisting of our common stock from the Nasdaq National Market. Any such action could adversely affect the market price of our common stock.

Our internal control assessment will confirm material weaknesses in our internal control over financial reporting that we have previously disclosed in our 2004 Form 10-K. Consequently, we expect our assessment will result in an attestation report with an adverse opinion, or a disclaimer of an opinion, from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. Any such consequences of our Section 404 assessment could have an adverse effect on investor perceptions of the Company and cause a decline in the market price of our common stock.

We are investing significant time and resources to implement the requirements of Section 404 the Sarbanes-Oxley Act of 2002, which may increase our operating expenses and reduce our profitability in the near future.

Changes in the laws and regulations that have recently been enacted, including provisions of the Sarbanes-Oxley Act of 2002, are likely to continue to increase our expenses as we devote resources in response to them. For example, we already have deployed significant resources to document, implement and test our financial processes as part of our implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, including the requirements under Section 404 for our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Moreover, compliance with these rules could also cause us to further modify our existing review processes or divert our management’s time and attention away from otherwise running our business, either of which could result in our company experiencing additional costs and expenses without corresponding increases in revenue. Consequently, as we take steps to further improve and strengthen our financial management and controls, we anticipate corresponding increases in our operating expenses that may reduce our profitability in the near future.

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

We announced in September 2004 that we likely would be required to restate certain previously reported financial statements. Following this announcement, three class action lawsuits were commenced against us and certain of our current and former officers by persons claiming to have purchased or otherwise acquired our securities at specified dates. In addition, three purported shareholder derivative lawsuits were filed against the Company and certain of our officers and directors, claiming that certain of our officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. Moreover, a letter was mailed to the chairman of the Company’s board of directors by a law firm purporting to represent a shareholder of the Company demanding that the board commence an investigation and civil action against designated current and former directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. Additional lawsuits may be filed against us. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements, or responding to other regulatory inquiries or investigations, will likely require significant time, attention and resources of management, which may adversely affect our business, results of operations and financial condition.

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

If a judgment were to be entered against the company and our director and officer liability insurance was inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition.

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

We could face adverse consequences as a result of our late SEC filings and the restatement of our historical financial statements.

We failed to timely file our Form 10-Q for the quarterly period ended September 30, 2004 and our Form 10-K for the year ended December 31, 2004. In addition, our 2004 Form 10-K filing does not yet include the internal control reports required by Section 404 of the Sarbanes-Oxley Act. As a result of these late filings, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after we become current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability, or increase the costs and complexity of our efforts, to raise funds in the public markets should we desire to do so during this one year period. In addition, if we are unable to remain current in our financial filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so.

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

Risks Related to Our Industry

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed.

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

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and our revenue growth may be diminished.

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

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits.

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

Terrorist attacks and threats of, or actual, war may negatively impact all aspects of our operations, revenue, costs and stock price.

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

Our quarterly results may fluctuate in the future as a result of several factors, many of which are outside our control, including, among other things:

•       Timing, introduction and successful commercialization of our new products and services;

•       Loss of or reduction in revenue from any large customer;

•       Market acceptance of our products and services;

•       Ability to establish and maintain strategic relationships;

•       Potential costs of litigation and intellectual property protection;

•       Operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of key personnel and new employees;

•       Introduction of similar or substitute technologies by competitors;

•       Unpredictability and irregularity of our revenue from government contracts due to political factors, budgetary appropriations, resident migrations, changes in driver license expiration periods, card renewal seasonal effects (particularly in the fourth quarter of each year when license renewals are lower), purchasing and delivery constraints, potential cost overruns, or delays in contract implementation or performance resulting in damages having to be paid for such delays;

•       Timing of future licensing revenues;

•       Costs associated with marketing arrangements that we enter into during early market development;

•       Manufacturing yield losses that we may incur as we develop new products;

•       Excess and obsolete inventory adjustments and charges that we determine may be appropriate at the termination of government contracts or during the course of those contracts; and

•       Failure of or delay in efforts to establish industry standards involving watermarking.

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

Our common stock may be delisted from the Nasdaq National Market, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

On November 10, 2004, we were advised by Nasdaq that our common stock may be delisted from the Nasdaq National Market because we were no longer in compliance with Nasdaq’s continued listing requirements as a result of our failure to timely file our Form 10-Q for the quarter ended September 30, 2004. On April 6, 2005, we were advised by Nasdaq that, due to our failure to timely file our Form 10-K for the year ended December 31, 2004, our common stock was subject to delisting from The Nasdaq Stock Market. On April 29, 2005, we were advised by Nasdaq that the Nasdaq Listing Qualifications Panel (the “Nasdaq Panel”) had determined to continue the listing of our common stock on the Nasdaq National Market provided that we amend our 2004 Form 10-K on or before May 16, 2005 to include our internal control reports required by Section 404 of the Sarbanes-Oxley Act, and provided that we timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before December 31, 2005. We have not yet amended our 2004 Form 10-K to include the report on management’s assessment of the effectiveness of internal control over financial reporting or the related attestation report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and the Nasdaq Panel’s April 29, 2005 decision.  In addition, we did not file this Form 10-Q until May 16, 2005, five business days after the prescribed due date, in reliance on Rule 12b-25.  Although we have requested that Nasdaq continue the listing of our common stock pending the filing of an amendment to our 2004 Form 10-K that includes such internal control reports, there can be no assurance that Nasdaq will grant our request.

Separately, on May 4, 2005, we were notified by Nasdaq that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) has called for review the March 22, 2005 decision by the Nasdaq Panel regarding Digimarc. In the March 22, 2005 decision, the Nasdaq Panel granted our request to extend the deadline to March 31, 2005 to file our Form 10-Q for the quarterly period ended September 30, 2004 and our 2004 Form 10-K, including all required restatements of prior periods. The March 22, 2005 decision was called for review to consider whether the Nasdaq Panel’s decision to grant such extension was appropriate. The Listing Council has the authority to review on its own motion all decisions of the Nasdaq Listing Qualifications Panels and may affirm, modify, reverse, dismiss, or remand the March 22, 2005 decision to the Nasdaq Panel.

There can be no assurance that Nasdaq will continue the listing of our common stock. The Nasdaq Panel or the Listing Council may determine to delist our common stock from the Nasdaq National Market and our common stock may be delisted from the Nasdaq National Market if we fail to timely file other periodic reports in the future. If our common stock is delisted, it would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems. In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Anti-takeover provisions in our charter documents could prevent or delay transactions that could be profitable for our stockholders.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida, Ohio, Alabama, Latvia and Mexico, statements regarding the expected deployment of programs in 2005, statements regarding anticipated expenses, costs, margins and investment activities in the foreseeable future, statements regarding anticipated revenue to be generated from current contracts and as a result of new programs, statements regarding our profitability in future periods, statements regarding business opportunities that could require that we seek additional financing, statements regarding the existence of international growth opportunities and our future investment in such opportunities, statements regarding the continuance of operational pressures on our identification systems business in future quarters, statements regarding the source of a majority of our future revenue, statements regarding the contribution of new sales channels in domestic and foreign markets to our future results, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding the timing of the completion of the design and implementation of new and enhanced controls and procedures, statements regarding the anticipated improvement in operations as a result of recent changes in leadership and staffing, statements regarding the impact on the Company of our recent restatement, late SEC filings, possible delisting from Nasdaq and shareholder litigation, statements regarding our expected short-term and long-term liquidity positions, statements regarding our use of cash in upcoming quarters, statements relating to the Company’s compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, inherent limitations in all control systems and related procedures, risks as to litigation and related matters in connection with our restatement of financial results, the actual timing and impact of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the actual filing date of the Company’s Form 10-K/A that includes the internal control reports required by Section 404, changes resulting from any key personnel additions or changes, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures as set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2004 have not changed materially.

Item 4. Controls and Procedures.

As previously disclosed, we identified during the third quarter of 2004 certain errors in the accounting for software development costs and project capitalization at DIDS, and we postponed the release of our financial results for the quarter ended September 30, 2004 pending the completion of our review of these accounting errors. We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations. This review involves a detailed analysis and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. During the course of our review, we determined that certain prior period financial statements required restatement. As a result, we restated our consolidated financial statements as of and for (1) the fiscal year ended December 31, 2003, including each of the quarterly periods in the fiscal year ended December 31, 2003, and (2) the quarterly periods ended March 31, 2004 and June 30, 2004. Our restated quarterly information and our restated financial statements are included in the Form 10-K for the year ended December 31, 2004, which was filed on April 7, 2005.

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

•       Inadequate design and implementation of new accounting system.   The new accounting system we began to implement in the second quarter of 2002, and which was placed in service during the fourth quarter of 2003, was not designed or implemented properly. There was a lack of accounting expertise within our accounting and finance department; as a result our internally developed guidelines were not properly implemented during the setup and configuration of the new accounting system. Implementation of the new accounting system also was flawed because some of our accounting and finance employees were not properly trained in the use of the new accounting system. In addition, the new and old accounting systems were not operated in parallel prior to the Company’s reliance on the new system. Running new and old accounting systems in parallel helps validate that the new system is correctly recording accounting entries. These implementation issues resulted in errors with respect to fixed assets and inventory , including the duplicate recording of purchases, the capitalization of assets that should have been expensed and the expensing of assets that should have been capitalized.

•       Inadequate quarterly and year-end financial statement close and review process.   For each quarterly and fiscal year-end period, a financial statement close and review process occurs. Our staffing for the quarterly and year-end financial statement close process was not sufficient, and in some instances, we failed to have adequate management review and supervision over the financial statement close and review process, including timely reconciliation of inventory, tax and accounts payable accounts to ensure our financial statements were prepared in accordance with U.S. GAAP. Where there was a review process, documentation of approvals was not always evident.

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

•       Insufficient controls to ensure that various international, state, and local tax exposures were quantified and properly accrued on a timely basis.   Internal controls related to the quantification and accrual of international, state, and local taxes incurred by the Company were insufficient. There was not sufficient staff to properly quantify, accrue, and record such taxes on a timely basis in accordance with U.S. GAAP. This affected our income tax payable and income tax expense accounts, as well as sales, use, and property tax expense and accrual accounts.

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

•       Insufficient controls related to system access and segregation of duties.   Insufficient internal controls resulted in a lack of segregation of duties among employees. Users of our new accounting system had access to multiple accounting processes within the system, including vendor set-up and account maintenance, instead of only those processes that were the responsibility of such user. In the absence of such controls, inappropriate or unauthorized transactions could be entered into the system which increases the susceptibility to the misappropriation of assets.

•       Inadequacies related to entity-level controls.   Management has concluded that there are deficiencies in the design and execution of our entity-level controls relating to training, job descriptions, managing of employee turnover, application of U.S. GAAP, documentation of expenditure approvals and communication between departments that constitute “material weaknesses” in our internal control over financial reporting. These deficiencies contributed to the restatement of our previously issued financial statements and delays in compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder.

Remediation Activities

Digimarc places the highest priority on addressing these matters. Under the direction of our senior management and the participation and oversight of our audit committee, we have implemented significant changes to our infrastructure and related processes over the past nine months, and continue to address these matters and will make changes as appropriate. The numbers set forth opposite each identified area for improvement in the chart below correspond to the numbered descriptions of the changes we have implemented, or are in the process of implementing, to improve such areas of our internal controls which appear immediately following the chart.

Identified Areas for Improvement in Internal Controls	Changes Implemented
Inadequate supervision and technical accounting expertise within the accounting and finance department	1, 2, 3, 4, 8
Inadequate design and implementation of new accounting systems	1, 2, 3, 4, 6, 9
Inadequate quarterly and year-end financial statement close and review process	1, 2, 3, 4, 5, 6, 7, 8
Insufficient controls for determining the nature and types of costs that should be capitalized and for ensuring allocation of costs to particular projects are appropriate	1, 2, 3, 4, 8
Insufficient controls to ensure that various international, state, and local tax exposures were quantified and accrued on a timely basis	1, 2, 4, 7
Insufficient training and inadequate reconciliation processes for complex revenue recognition requirements primarily related to international transactions	1, 2, 4, 7
Insufficient controls related to system access and segregation of duties	1, 2, 9
Inadequacies related to entity-level controls	1, 2, 4, 5

Description of Changes Implemented to Improve Internal Controls

1.      We hired a new Chief Financial Officer in June 2004, a new President of DIDS in April 2005, and a number of other personnel and consultants who have expertise in financial controls or accounting, and we are actively recruiting other senior level members of the finance and accounting organization, including adding a Director of Tax in May 2005, to improve the overall quality and level of experience in our finance and accounting organization.

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

Our 2004 Form 10-K does not include the report of management’s assessment of the effectiveness of internal control over financial reporting or the related attestation report of our independent registered public accounting firm, KPMG LLP, as required by Section 404 of the Sarbanes-Oxley Act. We currently expect that we will file an amendment to our Form 10-K to include both management’s assessment of internal controls over financial reporting and the related attestation report of our independent registered public accountants within the next several days. However, given the time requirements and resources necessary to test our processes, there can be no assurance as to when we will be fully compliant with the requirements relating to internal controls over financial reporting and other aspects of Section 404. Additionally, due to the nature of and the time necessary to effectively remediate the deficiencies identified, these issues were not being effectively remediated as of December 31, 2004, the date of our assessment of internal control over financial reporting. As a result, based on the material weaknesses identified, it is currently anticipated that management’s assessment and KPMG’s report will conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Our current management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted above, we have identified a number of areas for improvement in our internal controls and procedures, as they existed as of March 31, 2005. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005, and subject to the information set forth in this Item 4, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective based on the matters described in this Item 4. However, subsequent to March 31, 2005, and up to the filing date of this report, we implemented a detailed review and analysis of our accounting records in support of the financial statements contained herein utilizing consultants with expertise in accounting under the direction of new financial management. As internal control issues have been identified, management has taken steps to remediate such matters. If additional internal control issues come to light, management intends to address them promptly.

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of our officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. On or about April 6, 2005, another purported shareholder derivative suit was filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that these officers and directors breached their fiduciary duties to our shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On November 8, 2004, a letter was mailed to the chairman of our board of directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties.  The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits.

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

The Company previously received a notice from the staff of the SEC stating that it was conducting an informal inquiry relating to the Company’s previous announcement that it was restating its prior financial results. The SEC subsequently informed the Company that it has terminated its informal inquiry without recommending any enforcement action.

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

DIGIMARC CORPORATION
Date: May 16, 2005	By:	/s/ MICHAEL MCCONNELL
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