Form 10-K/A
period 2004-12-31
DIGIMARC CORP
filed 2005-06-01
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 000-28317

DIGIMARC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94 3342784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9405 SW Gemini Drive, Beaverton, Oregon	97008
(Address of principal executive offices)	(Zip Code)

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

Documents Incorporated by Reference

None.

Explanatory Note

Digimarc Corporation is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 7, 2005 (the “Original Filing”), in order to amend Item 9A, “Controls and Procedures”.

Management’s report on internal controls over financial reporting, the related attestation report of the Company’s independent registered public accounting firm and a revised report of the Independent Registered Public Accounting Firm, dated May 27, 2005, on the Consolidated Financial Statements as of December 31, 2004 and 2003 and for each of the years in the three-year-period ended December 31, 2004 are included in this Amendment No. 1 in Item 9A.

As a result of this Amendment No. 1, an additional Consent of Independent Registered Public Accounting Firm dated June 1, 2005 is being filed to cover the reports related to our internal control over financial reporting and Consolidated Financial Statements included herein.

Except for the matters disclosed in Item 9A and Exhibits 23.1, 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K continues to speak as of the date of the Original Filing and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing.

i

ITEM 9A:   CONTROLS AND PROCEDURES

We identified during the third quarter of 2004 certain errors in the accounting for software development costs and project capitalization at DIDS, and we postponed the release of our financial results for the quarter ended September 30, 2004 pending the completion of our review of these accounting errors. We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations. This review involved a detailed analysis and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. During the course of our review, we determined that certain prior period financial statements required restatement. As a result, the Original Filing included restated consolidated financial statements as of and for (1) the fiscal year ended December 31, 2003, including each of the quarterly periods in the fiscal year ended December 31, 2003, and (2) the quarterly periods ended March 31, 2004 and June 30, 2004.

The certifications of our principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 9A should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

(1)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Our internal control over financial reporting includes those policies and procedures that:

•  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2004, due to the material weaknesses in interim and annual financial reporting described as follows.

The Public Company Accounting Oversight Board (“PCAOB”) has defined “material weakness” as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

In connection with our restatement, we identified and reported to our audit committee the following areas for improvement in our internal control over financial reporting. These matters constitute “material weaknesses” as defined under standards established by the PCAOB.

•  Inadequate supervision and technical accounting expertise within the accounting and finance department.   There was not adequate supervision and technical accounting expertise within our accounting and finance department. The personnel resources and technical accounting expertise in the accounting and finance department were not sufficient to adequately resolve non-routine matters or complex accounting processes, such as those matters and processes relating to the recording of software capitalization, standard costing, and revenue recognition in accordance with U.S. GAAP.

•  Inadequate design and implementation of new accounting system.   The new accounting system we began to implement in the second quarter of 2002, and which was placed in service during the fourth quarter of 2003, was not designed or implemented properly. There was a lack of accounting expertise within our accounting and finance department and, as a result, our internally developed guidelines were not properly implemented during the setup and configuration of the new accounting system. Implementation of the new accounting system also was flawed because some of our accounting, finance and operations employees were not properly trained in the use of the new accounting system. In addition, the new and old accounting systems were not operated in parallel prior to the Company’s reliance on the new system. These implementation issues resulted in errors with respect to accounting for fixed assets and inventory, including the duplicate recording of purchases, the capitalization of assets that should have been expensed and the expensing of assets that should have been capitalized.

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

•  Insufficient controls both for determining the nature and types of costs that should be capitalized and for ensuring allocation of costs to particular projects are appropriate.   Controls for determining the nature and types of costs that should be capitalized in accordance with U.S. GAAP, and for ensuring that costs were allocated to appropriate projects, were inadequate, which affected our accounting for fixed asset accounts and research and development expense. We lacked adequate personnel with sufficient expertise in complex software capitalization and project accounting rules under U.S. GAAP and there was not a clear understanding regarding the application of our internal policies in these areas. Some of our employees who performed accounting functions were not adequately trained and supervised, and there were deficiencies in communication between functional departments within the Company. Such controls also were insufficient because the documentary support for the historical capitalization of certain software development costs and the system for tracking costs that qualify for capitalization needed improvement, and the detective controls related to the capitalization of internally developed software were not adequate.

•  Insufficient controls to ensure that various international, state and local tax exposures were quantified and properly accrued on a timely basis.   Internal controls related to the quantification and accrual of international, state and local taxes incurred by the Company were insufficient. There was not sufficient staff to properly quantify, accrue, and record such taxes on a timely basis in accordance with U.S. GAAP.

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

•  Insufficient controls related to system access and segregation of duties.   The Company did not maintain adequate segregation of duties among employees. Users of our new accounting system had access to multiple accounting processes within the system, including vendor set-up and account maintenance, instead of only those processes that were the responsibility of such user. In the absence of such controls, inappropriate or unauthorized transactions could be entered into the system which increases susceptibility to the misappropriation of assets.

•  Inadequacies related to entity-level controls.   There were deficiencies in the design and execution of our entity-level controls relating to training, job descriptions, managing of employee turnover, application of U.S. GAAP, documentation of expenditure approvals, and communication between departments. These deficiencies contributed to the restatement of our previously issued financial statements as discussed herein, delays in compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, and the delayed filing of our Form 10-K for the year ended December 31, 2004.

KPMG LLP has issued an attestation report on management’s assessment of our internal control over financial reporting.  This report appears below.

(2)  Remediation Activities

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

Identified Areas for Improvement in Internal Controls	Changes Implemented

Inadequate supervision and technical accounting expertise within the accounting and finance department	1, 2, 3, 4, 8

Inadequate design and implementation of new accounting systems	1, 2, 3, 4, 6, 9

Inadequate quarterly and year-end financial statement close and review process	1, 2, 3, 4, 5, 6, 7, 8

Insufficient controls for determining the nature and types of costs that should be capitalized and for ensuring allocation of costs to particular projects are appropriate	1, 2, 3, 4, 8

Insufficient controls to ensure that various international, state and local tax exposures were quantified and accrued on a timely basis	1, 2, 4, 7

Insufficient training and inadequate reconciliation processes for complex revenue recognition requirements primarily related to international transactions	1, 2, 4, 7

Insufficient controls related to system access and segregation of duties	1, 2, 9

Inadequacies related to entity-level controls	1, 2, 4, 5

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

4.      We are implementing an enhanced quarterly and annual financial statement close and review close process to include additional analysis and support for the financial accounts.

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

We continue to take remedial steps to strengthen our internal controls and enhance our reporting processes.  Additionally, our on-going accounting review has resulted in some, and may result in further, remediation efforts with respect to some of our accounting processes, in particular with regard to cost capitalization and project accounting.

(3)  Evaluation Process; Conclusion on Ineffectiveness of Disclosure Controls and Procedures at December 31, 2004

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

(4)  Changes to Internal Controls

Other than as described above, there have not been any changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 or since the evaluation date by our management of its internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

By:	/s/ Bruce Davis
Bruce Davis
Chief Executive Officer

By:	/s/ Michael McConnell
Michael McConnell
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Digimarc Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting set forth in Item 9A(1), that Digimarc Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

•  Inadequate supervision and technical accounting expertise within the accounting and finance department.   There was not adequate supervision and technical accounting expertise within the Company’s accounting and finance department. The personnel resources and technical accounting expertise in the accounting and finance department were not sufficient to adequately resolve non-routine matters or complex accounting processes, such as those matters and processes relating to the recording of software capitalization, standard costing, and revenue recognition in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

•  Inadequate design and implementation of new accounting system.   The new accounting system the Company began to implement in the second quarter of 2002, and which was placed in service during the fourth quarter of 2003, was not designed or implemented properly. There was a lack of accounting expertise within the Company’s accounting and finance department and, as a result, the Company’s internally developed guidelines were not properly implemented during the setup and configuration of the new accounting system. Implementation of the new accounting system also was flawed because some of the Company’s accounting, finance and operations employees were not properly trained in the use of the new accounting system. In addition, the new and old accounting systems were not operated in parallel prior to the Company’s reliance on the new system. These implementation issues resulted in errors with respect to accounting for fixed assets and inventory, including the duplicate recording of purchases, the capitalization of assets that should have been expensed and the expensing of assets that should have been capitalized.

•  Inadequate quarterly and year-end financial statement close and review process.   For each quarterly and fiscal year-end period, a financial statement close and review process occurs. The Company’s staffing for the quarterly and year-end financial statement close process was not sufficient, and in some instances, the Company failed to have adequate management review and supervision over the financial statement close and review process, including timely reconciliation of inventory, tax and accounts payable accounts to ensure the Company’s financial statements were prepared in accordance with U.S. GAAP.  Where there was a review process, documentation of approvals was not always evident.

•  Insufficient controls both for determining the nature and types of costs that should be capitalized and for ensuring allocation of costs to particular projects are appropriate.   Controls for determining the nature and types of costs that should be capitalized in accordance with U.S. GAAP, and for ensuring that costs were allocated to appropriate projects, were inadequate, which affected the Company’s accounting for fixed asset accounts and research and development expense. The Company lacked adequate personnel with sufficient expertise in complex software capitalization and project accounting rules under U.S. GAAP and there was not a clear understanding regarding the application of the Company’s internal policies in these areas. Some of the Company’s employees who performed accounting functions were not adequately trained and supervised, and there were deficiencies in communication between functional departments within the Company. Such controls also were insufficient because the documentary support for the historical capitalization of certain software development costs and the system for tracking costs that qualify for capitalization needed improvement, and the detective controls related to the capitalization of internally developed software were not adequate.

•  Insufficient controls to ensure that various international, state and local tax exposures were quantified and properly accrued on a timely basis.   Internal controls related to the quantification and accrual of international, state and local taxes incurred by the Company were insufficient. There was not sufficient staff to properly quantify, accrue, and record such taxes on a timely basis in accordance with U.S. GAAP. This affected the Company’s income tax payable and income tax expense accounts, as well as sales, use and property tax expense and accrual accounts.

•  Insufficient training and inadequate reconciliation processes for complex revenue recognition requirements primarily related to international transactions.   Training and reconciliation processes related to complex revenue recognition requirements regarding distributor discounts, partial deliveries of goods and the acceptance criteria for shipped goods were insufficient to ensure these transactions were recorded in accordance with U.S. GAAP. This affected the Company’s revenue and the Company’s deferred revenue accounts.

•  Insufficient controls related to system access and segregation of duties.   The Company did not maintain adequate segregation of duties among employees. Users of the Company’s new accounting system had access to multiple accounting processes within the system, including vendor set-up and account maintenance, instead of only those processes that were the responsibility of such user. In the absence of such controls, inappropriate or unauthorized transactions could be entered into the system which increases susceptibility to the misappropriation of assets.

•  Inadequacies related to entity-level controls.   There were deficiencies in the design and execution of the Company’s entity-level controls relating to training, job descriptions, managing of employee turnover, application of U.S. GAAP, documentation of expenditure approvals, and communication between departments. These deficiencies contributed to the restatement of the Company’s previously issued financial statements as discussed herein, delays in compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, and the delayed filing of the Company’s Form 10-K for the year ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  This report does not affect our report dated May 27, 2005, which expressed an unqualified opinion on the consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by COSO.  Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Portland, Oregon
May 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digimarc Corporation

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

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Digimarc Corporation and its subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
May 27, 2005

PART III

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Exhibit Number	Document
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

Exhibit Number	Document
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

10.21	Forms of Notice of Stock Option Award and Stock Option Award Agreement for officers under the Digimarc Corporation 1999 Stock Incentive Plan*

10.22	Full Service Lease, dated March 22, 2004, by and between PS Business Parks, L.P., and the Registrant*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION

/s/ Michael McConnell
Michael McConnell
Date: June 1, 2005	Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

Exhibit Number	Document
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

Exhibit Number	Document
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

10.21	Forms of Notice of Stock Option Award and Stock Option Award Agreement for officers under the Digimarc Corporation 1999 Stock Incentive Plan*

10.22	Full Service Lease, dated March 22, 2004, by and between PS Business Parks, L.P., and the Registrant*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

* Previously filed