Form 10-Q
period 2005-06-30
DIGIMARC CORP
filed 2005-08-09
CIK 1089443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2005
OR
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

As of July 31, 2005, there were 20,765,620 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2005	December 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$21,232	$18,489
Short-term investments	8,375	25,068
Trade accounts receivable, net	9,416	9,666
Unbilled trade receivables	5,615	5,008
Inventory, net	8,414	8,858
Other current assets	2,958	1,779
Total current assets	56,010	68,868
Restricted cash	7,287	8,279
Property and equipment, net	66,581	63,975
Intangibles	19,086	21,162
Other assets, net	871	1,003
Total assets	$149,835	$163,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,443	$11,424
Accrued payroll and related costs	3,497	2,161
Deferred revenue	4,820	4,854
Other current liabilities	1,698	1,492
Total current liabilities	17,458	19,931
Other long-term liabilities	1,047	1,112
Total liabilities	18,505	21,043
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	21	21
Additional paid-in capital	209,179	206,979
Deferred stock compensation	(1,823)	—
Accumulated other comprehensive income	193	147
Accumulated deficit	(76,240)	(64,903)
Total stockholders’ equity	131,330	142,244
Total liabilities and stockholders’ equity	$149,835	$163,287

(1)          Derived from the Company’s December 31, 2004 audited consolidated financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Service	$21,616	$18,462	$41,212	$35,529
Product and subscription	3,137	5,012	7,920	11,603
Total revenue	24,753	23,474	49,132	47,132
Cost of revenue:
Service	14,878	11,292	28,018	21,255
Product and subscription	1,089	3,472	3,442	8,353
Total cost of revenue	15,967	14,764	31,460	29,608
Gross profit	8,786	8,710	17,672	17,524
Operating expenses:
Sales and marketing	3,898	2,840	7,713	5,403
Research, development and engineering	3,001	1,550	5,484	3,272
General and administrative	6,999	5,027	14,003	9,855
Amortization of intangibles	1,339	552	2,150	1,189
Total operating expenses	15,237	9,969	29,350	19,719
Operating loss	(6,451)	(1,259)	(11,678)	(2,195)
Other income (expense):
Interest income	273	208	537	427
Interest expense	(58)	(30)	(120)	(51)
Other	82	(6)	64	(4)
Total other income, net	297	172	481	372
Loss before provision for income taxes	(6,154)	(1,087)	(11,197)	(1,823)
Provision for income taxes	(63)	(184)	(140)	(234)
Net loss	$(6,217)	$(1,271)	$(11,337)	$(2,057)
Net loss per share—basic	$(0.30)	$(0.06)	$(0.55)	$(0.10)
Net loss per share—diluted	$(0.30)	$(0.06)	$(0.55)	$(0.10)
Weighted average shares outstanding—basic	20,468	20,276	20,461	20,244
Weighted average shares outstanding—diluted	20,468	20,276	20,461	20,244

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30, 2005	June 30, 2004
		(Restated)
Cash flows from operating activities:
Net loss	$(11,337)	$(2,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,554	5,784
Stock-based compensation expense	202	—
Change in allowance for doubtful accounts	72	88
Other non-cash charges	(8)	(7)
Changes in operating assets and liabilities:
Restricted cash	992	(4)
Trade and unbilled accounts receivable	(429)	(2,915)
Inventory	444	255
Other current assets	(1,179)	139
Other assets, net	132	75
Accounts payable	(3,981)	3,492
Accrued payroll and related costs	1,336	548
Deferred revenue	(34)	1,051
Other liabilities	324	(103)
Net cash provided by (used in) operating activities	(4,912)	6,346
Cash flows from investing activities:
Purchase of property and equipment	(4,024)	(15,781)
Capitalization of labor costs	(4,955)	(6,432)
Sale or maturity of short-term investments	91,538	84,006
Purchase of short-term investments	(74,845)	(73,701)
Net cash provided by (used in) investing activities	7,714	(11,908)
Cash flows from financing activities:
Net proceeds from issuance of common stock	175	1,850
Principal payments under capital lease obligations	(234)	(90)
Net cash provided by (used in) financing activities	(59)	1,760
Net increase (decrease) in cash and cash equivalents	2,743	(3,802)
Cash and cash equivalents at beginning of period	18,489	33,626
Cash and cash equivalents at end of period	$21,232	$29,824
Supplemental disclosure of cash flow information:
Cash paid for interest	$120	$51
Cash paid for income taxes	$104	$160
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$51	$77
Grant of restricted stock	$2.025	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.  The Company, Basis of Presentation

Description of Business

Digimarc Corporation (“Digimarc,” “the Company,” “our” or “we”) is a leading supplier of secure identity solutions and advanced technologies for use in media management. Our solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, and improve the management of media content. The Company is the leading supplier of driver licenses in the United States, producing nearly two-thirds of all driver licenses issued.

Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. As of July 2005, the Company holds 200 issued United States (“U.S.”) patents on this technology and related technologies, applications, systems, and processes and has more than 400 additional applications pending.

Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world. Hundreds of millions of people carry secure credentials from issuance systems produced by Digimarc. The substantial majority of the Company’s revenues arise from provision of critical infrastructure pursuant to long-term contracts with government agencies—primarily U.S. state government agencies engaged in the issuance of driver licenses, a consortium of leading Central Banks, and national governments of certain foreign countries. The remainder of our revenues is generated primarily from patent and technology license fees paid by business partners, providing media and rights management solutions to major movie studios and music labels, television and radio broadcasters, corporations, and creative professionals around the world.

In December 2001, the Company acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid Corporation and certain other affiliated entities of Polaroid Corporation. The acquisition was accounted for using the purchase method of accounting.

Interim Financial Statements

The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented, except for a $0.2 million inventory adjustment which resulted in a decrease in the net loss for the six-month period ended June 30, 2005, with no effect for the three-month period ended June 30, 2005. The adjustment should have been recorded in a prior period, but the Company believes the amount to be immaterial to both the current period and prior period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2005 and amended in a Form 10-K/A filed on June 1, 2005 and includes restated financial results for the fiscal year ended December 31, 2003, including each of the quarters in the fiscal year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 (see Note 2 “Restatement”). The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented. These reclassifications include the reclassification of market auction preferred investments from cash equivalents to short-term investments and amortization of intangibles from general and administrative to a separate line item on the Statement of Operations.

2.  Restatement

The Company restated its consolidated financial statements as of and for the fiscal year ended December 31, 2003, including each of the quarterly periods in the year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004 primarily as a result of certain errors in the capitalization of costs related to internal use software and project accounting cost tracking and cost deferrals.

The key impacts of the restatement adjustments for the three- and six-month periods ended June 30, 2004 were to reduce net loss from $0.10 per share to $0.06 per share for the three-month period, and to increase net loss from $0.07 per share to $0.10 per share for the six-month period. Revenue decreased by $199 and $31 for the three-month and six-month periods ended June 30, 2004, respectively.

The following tables set forth the restatement adjustments to our financial statements for the periods indicated. The amounts in the tables are expressed in thousands.

As of and for the three months ended June 30, 2004:

Statement of operations

	As previously reported	Software capitalization	Project accounting	Revenue	Tax	Other	As restated
Revenue	$23,673	$—	$—	$(251)	$—	$52	$23,474
Cost of revenue	15,826	21	(855)	(47)	—	(181)	14,764
Gross profit	7,847	(21)	855	(204)	—	233	8,710
Operating expense	9,741	320	19	(11)	—	(100)	9,969
Operating income (loss)	(1,894)	(341)	836	(193)	—	333	(1,259)
Other income, net	172	—	—	—	—	—	172
Provision for income taxes	(222)	—	—	—	38	—	(184)
Net income (loss)	$(1,944)	$(341)	$836	$(193)	$38	$333	$(1,271)

As of and for the six months ended June 30, 2004:

Statement of operations

	As previously reported	Software capitalization	Project accounting	Revenue	Tax	Other	As restated
Revenue	$47,163	$—	$—	$29	$—	$(60)	$47,132
Cost of revenue	29,540	42	284	(47)	—	(211)	29,608
Gross profit	17,623	(42)	(284)	76	—	151	17,524
Operating expense	19,142	702	26	(11)	—	(140)	19,719
Operating income (loss)	(1,519)	(744)	(310)	87	—	291	(2,195)
Other income, net	372	—	—	—	—	—	372
Provision for income taxes	(272)	—	—	—	38	—	(234)
Net income (loss)	$(1,419)	$(744)	$(310)	$87	$38	$291	$(2,057)

Statement of cash flows

	As previously reported	Software capitalization	Project accounting	Revenue	Tax	Other	As restated
Net cash provided by (used in) operating activities	$8,651	$(867)	$(941)	$—	$—	$(497)	$6,346
Net cash provided by (used in) investing activities	(14,213)	867	941	—	—	497	(11,908)
Net cash provided by financing activities	1,760	—	—	—	—	—	1,760
Net decrease in cash and cash equivalents	$(3,802)	$—	$—	$—	$—	$—	$(3,802)

3.  Net Income (Loss) Per Share Computation

Net income (loss) per share (or earnings per share (“EPS”)) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which provides that basic and diluted net income per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive common shares. For all periods presented, basic and diluted shares were the same. Shares are expressed in thousands.

Common stock equivalents related to stock options of 6,658 and 6,371 were excluded from diluted net loss per share calculations for the three- and six-month periods ended June 30, 2005, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options of 407 and 351 for the three- and six-month periods ended June 30, 2005, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive. The effect of 5,819 and 5,695 outstanding stock options and warrants for the three- and six-month periods ended June 30, 2004, respectively, are excluded from the calculation of diluted net income per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be anti-dilutive. In addition, common stock equivalents related to stock options of 317 and 361 for the three- and six-month periods ended June 30, 2004, respectively, were exclude from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

4.  Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three- and six-month periods ended June 30, 2005 and 2004, respectively (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss, as reported	$(6,217)	$(1,271)	$(11,337)	$(2,057)
Add: Stock-based compensation expense determined under the intrinsic value method	151	—	202	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,834)	(3,187)	(3,510)	(5,959)
Pro forma net loss	$(7,900)	$(4,458)	$(14,645)	$(8,016)
Earnings per share:
Basic—as reported	$(0.30)	$(0.06)	$(0.55)	$(0.10)
Diluted—as reported	$(0.30)	$(0.06)	$(0.55)	$(0.10)
Basic—pro forma	$(0.39)	$(0.22)	$(0.72)	$(0.40)
Diluted—pro forma	$(0.39)	$(0.22)	$(0.72)	$(0.40)

Stock-based compensation expense relates to restricted stock granted in the current year, as described below, and is based on the fair market value of the Company’s common stock on the measurement date, and is being recognized over the four-year vesting period of the related restricted stock.

On February 23, 2005, the Compensation Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to officers of the Company under the terms of the Company’s 1999 Stock Incentive Plan. The Compensation Committee adopted a form of restricted stock agreement to be used in connection with such restricted stock awards. The agreement provides, among other things, that the shares will vest in full upon the termination of the officer’s employment without cause or the officer’s resignation for good reason following a change in control of the Company. Notwithstanding the foregoing, the plan administrator has discretionary authority, among other things, to determine the terms and conditions of any award granted under the Plan. A copy of the agreement was previously filed by the Company with the SEC as an exhibit to the Company’s current report on Form 8-K filed on March 1, 2005. The Compensation Committee approved grants of restricted stock awards to certain of its named executive officers, effective as of March 1, 2005, totaling 270 shares (expressed in thousands). One-quarter of the restricted shares granted to these executive officers will vest each December 31 beginning on December 31, 2005. The Company recorded $151 and $202 of stock-based compensation related to the issuance of restricted stock for the three- and six-month periods ended June 30, 2005. The Company did not incur any stock-based compensation expense for the three- and six-month periods ended June 30, 2004.

5.  Segment Information

The Company derives its revenue from a single reporting segment, secure identity and media management. Revenue is generated in this reporting segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in non-U.S. countries through its sales personnel and its subsidiaries.

There was no single customer in the three- and six-month periods ended June 30, 2005 or 2004 that accounted for more than 10% of total revenue. There was one customer who accounted for 12% of trade and unbilled accounts receivable, net at June 30, 2005, while no customer accounted for more than 10% of trade and unbilled accounts receivable, net at June 30, 2004.

Starting in the third quarter of 2004, the Company began to disclose information on two of its operating units, DIDS and DWM, on a voluntary basis. These operating units were part of the Company’s single reporting segment, secure media solutions. Recently, the Company organized itself along the lines of the major markets and customers served, creating a Government Programs product group and a Media and Entertainment product group that will be served by common functional elements, such as sales and marketing, engineering, research and development, and general and administrative departments. The Government Programs group makes up more than 95% of the Company’s revenue. As such, the Company believes the voluntary disclosure of DIDS and DWM information is no longer applicable to our business and accordingly we have discontinued disclosing the information.

6.  Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of its current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired Digimarc’s securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s announcement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that it likely would be required to restate its previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the action alleges that the Company issued false and misleading financial statements and created a misperception regarding the profitability of the Company in order to inflate the value of Digimarc stock, which resulted in insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint seeks unspecified damages. The Company believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. On June 15, 2005, the Company filed a motion to dismiss the complaint. Plaintiffs filed a response on August 1, 2005. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company has appointed a committee of its Board of Directors to investigate the claims asserted in the demand letter and in the derivative lawsuits.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter cannot be predicted.

The Company, in its normal course of business, from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Management believes that such contingencies could have a material effect on the results of operations from time to time. In addition, from time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid any material amounts in connection with a dispute with a customer. While there is always risk that liquidated damages could be assessed in the future, management does not believe that it is probable that material amounts will be paid nor can we predict what the amount of any such damages would be if they were to be imposed.

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

7.  Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). The following table provides a summary of comprehensive loss for the three- and six-month periods ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(6,217)	$(1,271)	$(11,337)	$(2,057)
Foreign currency translation adjustment	29	19	46	(65)
Comprehensive loss	$(6,188)	$(1,252)	$(11,291)	$(2,122)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154.

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

Certain customer arrangements encompass multiple deliverables, such as hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21 for separation, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows: (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price at which the Company has sold the element separately to another customer. Applicable revenue recognition criteria are considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

10.  Inventory

Inventory consists primarily of the components used to manufacture identification cards, such as inks, laminates, and adhesives (considered raw material) and hardware for sale (considered finished goods). Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

	June 30,	December 31,
	2005	2004
Equipment and deferred contract costs	$1,404	$1,033
Consumable materials	7,010	7,825
Inventory, net	$8,414	$8,858

The reserve for slow moving and obsolete items was $410 and $271 at June 30, 2005 and December 31, 2004, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory. It is not possible currently to predict if or when this will happen, or how much we may sell. Such sales have not had a significant impact on gross profit margin, nor does the Company expect such sales to have a significant impact in future periods.

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

12.  Related Party Transactions

During the three- and six-month periods ended June 30, 2005 the Company recognized revenue of $113 and $255, respectively, from a holder of common stock (expressed in thousands). In addition, the Company recognized revenue of $363 and $413 for the three- and six-month periods ended June 30, 2004, respectively, from this holder. Net accounts receivable from this holder was $55 and $763 at June 30, 2005 and 2004, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this quarterly report on Form 10-Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Risk Factors” in this Form 10-Q and the audited and restated consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 7, 2005, and other reports and filings made with the SEC.

Overview

Digimarc Corporation is a leading supplier of secure identity solutions and advanced technologies for use in media management. Our solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, and improve the management of media content while supporting new digital media distribution models that provide consumers with more choice and access to media content. The Company is the leading supplier of driver licenses in the U.S., producing nearly two-thirds of all driver licenses issued.

Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. We provide solutions based on this technology directly and through our licensees. As of July 2005, the Company holds 200 issued U.S. patents on this technology and related technologies, applications, systems, and processes and has more than 400 applications pending. Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world. Hundreds of millions of people carry secure credentials from issuance systems produced by Digimarc.

The substantial majority of the Company’s revenues arise from provision of critical infrastructure and services pursuant to long-term contracts with government agencies—primarily U.S. state government agencies responsible for driver license issue (“State DL Issuers”), a consortium of leading Central Banks, and national governments of a number of foreign countries. In this area of our business, document issuers around the world take advantage of our systems design, integration and materials science expertise, as well as new security innovations, such as digital watermarking, to implement issuance systems and processes, and advanced technologies needed to improve the security of identity documents and banknotes.  The remainder of our revenues is generated primarily from patent and technology license fees paid by business partners providing media and rights management solutions to major movie studios and music labels, television and radio broadcasters, corporations, and creative professionals around the world. Private sector media and entertainment industry customers use secure media management solutions from the Company and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from PCs and mobile devices.

The secure identity and media management solutions provided by Digimarc and its business partners are built upon innovative combinations of basic technologies, software, hardware, materials, and systems designs, supplemented by an extensive portfolio of intellectual property that we use or license, as appropriate, to stimulate growth in our core markets. The Company’s mission is to profitably deliver its secure identity and media management solutions to a diverse range of customers directly and through business partners. Our goals include being a market leader in all that we do, demonstrating a “customer for life” mentality to create long-term profitable relationships with our customers, and, through market leadership and satisfied customers, make digital watermarking a standard feature of all media content.

Vision and History

Digimarc’s vision is to improve the value of media content through technology. The Company’s business was founded to commercialize a signal processing innovation known as “digital watermarking.”  Digital watermarking is a unique technology breakthrough that allows our customers to infuse digital data into all media content that is digitally-processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of such digital data enables a wide range of improvements in security and media management, and enables new business models. We use digital watermarking as a value driver and differentiator in nearly all of our product offerings.

Banknote counterfeit deterrence was the first commercially successful use of digital watermarking. Digimarc, in cooperation with an international consortium of leading Central Banks, developed a system to deter the use of digital technologies in the unauthorized reproduction of banknotes. Innovations based on the Company’s technology and experience have been leveraged to create new products to deter counterfeiting and tampering of diver licenses and other government-issued secure credentials. Simultaneously, Digimarc’s business partners, under patent license from Digimarc, are delivering solutions to track and monitor the distribution of music, television, movies and radio to consumers. The Company’s growing patent portfolio contains 200 issued U.S. patents, including more than 4,000 claims on digital watermarking and related technologies, applications, systems and processes as of July 2005, as well as 54 patents in additional countries around the world.

The Company has made significant progress in its first decade. Its proprietary technologies are deployed in media objects and digital devices around the world, enhancing the security of banknotes, government-issued credentials, music, movies, images, and television and radio broadcasts.

Digimarc’s secure identity and media management solutions are built upon an extensive portfolio of intellectual property, and combine innovative software, hardware and materials that we deliver, together with carefully selected and qualified best-of-breed third-party components, to our government and commercial customers. The roots of these technologies are in the pioneering and commercialization of digital watermarking and in the acquisition of the Large Government Programs (“LGP”) business unit of Polaroid Corporation (“Polaroid”) in late 2001, following the terrorist attacks of September 11, 2001. The primary focus of this business is the production of driver licenses and other identification documents (“IDs”) on behalf of government agencies. The acquired assets included all relevant software, hardware, services, materials science and distribution assets of the government-issued photo identification business of Polaroid Corporation.

On the heels of 9/11, we realized that our expertise in security printing and digital imaging technologies and systems placed us in a position to understand  both the digital threats to identity management credential’s and the issuer’s environment. In the strategic acquisition of the LGP business unit of Polaroid , we saw a unique opportunity to assist in efforts to deter identity theft and fraud and enhance Homeland Security through the combination of a new layer of security using our digital watermarking innovations and market-leading competence in secure ID solutions from Polaroid, furthering our strategy of delivering innovative customer-focused solutions. The resulting business has more than 47 years of experience from the production of more than 2 billion issued IDs. Customers have trusted Digimarc to guide them through numerous major upgrades and technology migrations in ID security. We are the leader in deploying new solutions to meet driver license security and service challenges. This includes being first to

•       Produce driver licenses with digital portraits

•       Deploy facial recognition and State-wide fingerprint matching in 1995 and 1996

•       Introduce market leading security features, including digital watermarking, Kinegrams, and secure card materials

•       Produce driver licenses in secure, networked central issuance factories

•       Offer driver license renewal by Internet

•       Offer a comprehensive and modular ID validation and archiving suite to address the recently enacted REAL ID legislation

With increasing interest in issues surrounding Homeland security, prevention of identity theft and fraud, traffic safety, copyright and intellectual property protection and establishment of new business models for digital distribution and use of media content, Digimarc has evolved from its early years as a technology-driven early stage company to an important supplier of critical infrastructure to government agencies and a strategic business partner to solution providers supporting the media and entertainment industry.

Our Business

More than 95% of the Company’s current revenues are derived from government programs that involve long-term contracts with government agencies in North America and around the world. Most of the remaining revenues are generated from patent and technology license fees paid by business partners providing media and rights management solutions to the media and entertainment industry. Our licensing business is built upon our extensive patent portfolio, which reached the milestone of 200 issued U.S. patents in July 2005. We expect patent licensing to continue to contribute most of the revenues in the media and entertainment area of our business for the foreseeable future. We view our patent licensees and the government agencies with which we contract as long-term business partners. The Company recognizes that customer satisfaction is the foundation of long-term customer relationships that will foster future growth and improved financial performance.

Digital watermarking is a strategic component of nearly all of our product offerings. Digital watermarking has already proven to be a powerful differentiator in banknote security, giving rise to a long-term relationship with leading Central Banks and many leading companies in the IT industry. We are working to develop a similar success in secure identity management systems. So far, the technology has been adopted by twelve state government agencies that issue driver licenses, representing more than 20% of annual U.S. driver license volume and one foreign issuer. The United States Department of Transportation has provided a grant to pilot improvements in traffic safety through the authentication of driver licenses using digital watermarking-based security features. The study is scheduled to be completed by the end of 2005.

In recent years, the Company and its business partners have successfully propagated digital watermarking in music, movies, television and radio broadcasts, images and printed materials, providing improved media rights and asset management, reduced piracy and counterfeiting losses, improved marketing programs, and more efficient and effective distribution of valuable media content.

Markets and Competition

The Company’s products and solutions touch a variety of media objects, from movies and music, to banknotes and secure credentials. The aggregation of these print and digital content markets is huge, creating an enormous overall opportunity for the Company to address. Each media object produced by or enabled by the Company’s technology creates the potential for several applications, such as tracking and monitoring, authentication, anti-counterfeiting, or linking to networks and enhanced services. The Company believes these are only the early signs of market penetration, representing a nominal share of the potential market for Digimarc’s products, services, and technologies. The Company believes that the global market for secure identity management solutions is in the early adoption stage, characterized by a fragmented supply chain with no dominant brands, emerging standards, and increasing concerns about national and economic security,  entitlement programs, and requirements for controlling access to information and physical assets. Serving this identity management solutions market involves successfully delivering a wide range of products ranging from data capture systems, applicant data and biometric verification systems, secure credentials incorporating a multitude of security features and ID validation systems for authentication of IDs deployed at various points of inspection. It also requires the expertise to integrate the various solution sets with existing government agency databases and systems and the service, support and training to secure long-term customer relationships.

The Company cannot provide reliable estimates of the size of these markets as of the date of this report. Where reasonably reliable means to estimate application markets within these larger markets become available to the Company, we will endeavor to share these estimates with investors unless such disclosures create unreasonable competitive risks or would violate confidentiality of its business relationships.

Digimarc estimates the size of the U.S. driver license issuance market at more than $100 million. On May 11, 2005, the REAL ID provision of Public Law No: 109-13 (the “REAL ID Act”), an emergency supplemental appropriations bill, was signed into law by the President, mandating federal requirements for driver licenses. Congress is considering providing $40 million-$100 million of funding for grants to states in fiscal year 2006 to make upgrades mandated by the REAL ID Act. The Company believes that these mandates and additional funding may create significant growth in the size of this market.

Digimarc has a unique, broad vision of improving media content through technology. Thus, our competition tends to be fragmented and application-specific. In secure identity management, our primary competition is from IT systems integrators, security printers, biometric suppliers, smart card chips and systems suppliers, plastic card producers, and industrial grade printer vendors. For example, in the U.S. driver license market, our competitors include companies like DeLaRue, a UK-based security printer; Viisage, a biometrics supplier with an evolving business model; Canadian Banknote, a security printer; and Unisys, an IT system integrator. The primary basis of competition in this market has been technology, price, and relationships. The weighting of these factors tends to vary from customer to customer. In other applications, such as banknote counterfeit deterrence and media and entertainment solutions, we generally compete with alternative technologies for the security budget of the producers and distributors of the media objects. Our competitive position within certain markets may also be affected by factors such as inertia of the status quo and changes in government regulations.

Government Programs

More than 95% of our current revenues are derived from the sale of our products and services to various government programs. In this sector, document issuers around the world take advantage of our systems design, integration and materials science expertise as well as new security innovations like digital watermarking to implement the systems, processes and technologies needed to produce secure, highly durable identity documents such as driver licenses, national IDs and voter IDs, and banknotes.

Secure Identity Management

As the leading provider of secure ID solutions in North America, Digimarc systems produce more than 60 million driver licenses and other secure personal identification documents per year. Nearly two-thirds of the U.S. states and many foreign governments, including Russia, Latvia, Mexico, and Canada, utilize Digimarc secure ID solutions. Many aspects of our advanced technology solutions anticipate both the mandate of the recently-passed REAL ID Act and the emerging consensus on best practices consistent with our product and service strategy.

Some of the requirements of the REAL ID Act that may require States to upgrade to be in compliance include:

Applicant Data Capture

•       Capture digital images of identity source documents in a transferable format

•       Retain copies of source documents—7 years for paper or 10 years for image

•       Conduct mandatory facial image capture

Identity Verification

•       Verify, with the issuing agency, the issuance, validity, and completeness of each document

•       Verify the legal presence status of a person

•       Confirm or verify a renewing applicant’s information

•       Confirm with Social Security Administration all applicant Social Security Numbers using the full 9-digit number

•       Confirm termination of previous license in another state before issuance

•       Provide electronic access to all other states to information contained in the motor vehicle database of the state

Secure Credential and ID Validation

•       Limit validity period of IDs

•       Implement physical security features designed to prevent tampering, counterfeiting, or duplication

•       Deploy common machine-readable technology, with defined minimum data elements

Digimarc has anticipated and is working with its state government customers to deploy solutions that can help them achieve compliance with the REAL ID Act.  We currently provide components and subsystems that

•       Digitally capture and archive applicants documents

•       Validate the authenticity of documents that an applicant presents as proof of identity

•       Verify applicant information by referencing various Social Security, immigration or commercial databases

•       Capture digital facial images and fingerprints of individuals

•       Verify digital facial image and fingerprint biometrics

•       Provide secure production of driver licenses and other IDs

•       Deliver technologically advanced and sophisticated machine-readable ID security features such as Digimarc® IDMarc™ digital watermarks to prevent counterfeiting, tampering or duplication along with barcodes, mag stripes and other machine-readable technologies that have publicly defined data elements

•       Authenticate driver licenses and other IDs at points of inspection within states and across jurisdictions

Issuers of government photo IDs invest time and resources to ensure that their organizations follow effective processes and guidelines for verifying each applicant. These processes often prescribe that state personnel verify the identity of the person applying for a state-issued ID and the authenticity of the various forms of identification the person has presented. State personnel, law enforcement, retailers and other inspectors usually rely on visual inspection matched against catalogs of design and security features to assess whether the identity documents presented are genuine.

Digimarc has worked extensively with driver license issuers across the United States to strengthen their ID systems. As a result, we have identified and implemented numerous “best practices” throughout our processes and developed modular, flexible solutions designed to improve security within each component of the secure ID lifecycle—from the time an applicant applies for or renews his or her driver license to the secure production and issuance of the ID to the legitimate cardholder to the authentication of that document at a traffic stop, a store or the DMV. The chart below outlines the secure ID lifecycle.

Applicant Data Capture and Identity Verification

Validation of document and verification of applicant identity is key to the secure intake process, and a critical step toward ensuring that driver licenses are only issued to legitimate applicants. In 2005, Digimarc introduced the Digimarc ID Validation Suite, a new product in its solution set designed to validate breeder documents and verify the data presented to establish an applicant’s identity.

Digimarc’s ID Validation Suite (IDVS) scans, authenticates and archives images of ID credentials, such as out-of-state driver licenses, passports, birth certificates and other government-issued IDs. IDVS scans documents submitted by applicants and authenticates key security features to determine whether the identity document is genuine, altered or counterfeit. It examines such features as covert digital watermarks, barcodes, magnetic stripes and other machine-readable features. Documents are then archived digitally for use in appropriate subsequent investigations, and to meet the requirements of the new REAL ID Act.

Recently, the Company announced upgrades to IDVS to facilitate customer compliance with new Homeland Security requirements for improving the validation of identities of federal employees and contractors. Under Homeland Security Presidential Directive 12, federal agencies have until October 27, 2005 to acquire the operational capability to collect, verify and archive the documents presented to establish the identity of all current and new federal employees and contractors. We believe that IDVS could be a valuable tool for use by federal agencies in achieving compliance with these requirements. The chart below outlines the workflow of Digimarc’s IDVS solution.

The REAL ID Act requires that the source of each breeder document and key demographic data be verified. Digimarc was the first in the nation to deploy applicant verification, and its system has helped find hundreds of fraudulent attempts to obtain driver licenses. The Digimarc Applicant Verification Server aggregates access to key third-party verification services, such as Social Security verification and national driver registers. The verification step is integrated into Digimarc’s secure end-to-end workflow, allowing efficient identification and processing of exceptions and potential fraud cases, while ensuring timely processing of valid applications.

Image Capture

The Digimarc Image Capture Station enables U.S. driver license issuers to capture high-quality portraits, signatures and fingerprints needed to complete the intake process. This step is essential to reliable biometric verification, and crucial to producing a portrait that serves the security function and provides a high-quality image of the applicant.

Biometric Verification

Another critical check to verify identity is to ensure that the applicant has not already been issued a driver license under another name or identity. The Digimarc Biometric Verification Suite is a modular, scalable component of our secure ID solution that incorporates both fingerprint and facial recognition capabilities. Digimarc was the first to employ facial recognition as a verification step for driver license issuance. We apply our years of system design and delivery experience to select top-rated, best-of-breed algorithms and integrate them into the Biometric Verification Suite to help our customers to identify applicants who are already in the system—by automatically comparing facial features or fingerprints to the issuer’s biometric databases and, for commercial drivers of Hazardous Materials, against FBI databases. The Digimarc Biometric Verification Suite is a quick and effective way of reducing applicant fraud without adversely impacting workflow and has been successfully deployed—catching hundreds of fraudulent applicants per year—in multiple states.

Secure ID Production

Once an applicant’s information and image have been captured, screened and verified, our systems enable issuers to securely produce and personalize a secure and highly-durable driver license. Digimarc offers secure over-the-counter instant issue systems, central issuance systems, and hybrid over-the-counter / central issue options. Centralized production of driver licenses can enhance the security of the ID lifecycle by allowing additional time to verify documents and identity, and by allowing for increased access controls and secure material management. We believe that our central issuance systems effectively address both the security and customer service needs of our customers.

Secure and durable ID credentials

An integral part of enhancing ID security is at the card level itself. The most effective way to create secure ID credentials is through a card architecture that combines multiple layered and linked security features such as digital watermarks and Kinegrams with durable, counterfeit-resistant materials such as our line of proprietary industry-leading Exian card products.  Digimarc has developed and incorporated new and innovative security elements in driver license credentials. Our secure credentials often contain more than a dozen separate overt and covert security elements that protect against tampering or counterfeiting.

Point of Inspection Validation

Validating IDs at the point of inspection closes the loop in the secure ID lifecycle. With the introduction of security features such as digital watermarks, today’s secure IDs carry machine-readable features that allow for cross-jurisdictional authentication of identity documents, taking the guesswork out of determining if a presented ID matches one of the more than 240 valid driver license designs. Digimarc is pioneering the use of point of inspection validation in its work with the U.S. Department of

Transportation, which provided the Company with a grant of approximately $1 million to study the use of digital watermarking in driver license authentication in the state of Nebraska.

We believe that our proprietary card materials and security features, verification and validation solutions, and expertise in issuance system design and production, allow our customers to produce the most secure, counterfeit and tamper resistant driver licenses available. We also believe that, because of our customer focus, expertise, proprietary technologies, and investments in research and development, we are well positioned to compete effectively within the markets for these products and services.

Financial Document Security

The Company has a multi-year contract with an international consortium of Central Banks to develop, deploy and support a system to deter digital counterfeiting of currency using personal computers and digital reprographics. Work on the system began in 1997. Details of the system are confidential for security reasons.

Media & Entertainment

In the media and entertainment sector, customers use secure media solutions from Digimarc and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from PCs and mobile devices. Many major movie studios, record labels, broadcasters, corporations and creative professionals rely on digital watermarking as a cost-effective means to:

•       Deter piracy and illegal use of movies, music and images

•       Protect entertainment content from copyright infringement

•       Track and monitor entertainment content for rights usage and licensing compliance

•       Monitor advertisements to verify ad placement and measure return on investment, and

•       Enable fair and legitimate use of content by consumers

Our business partners in this area include Activated Content, AudioAudit (recently acquired by Nielsen Media Research), MediaGrid Royal Philips Electronics, Signum, Teletrax (under sublicense from Philips), Technicolor (under sublicense from Philips), Verance and Verimatrix. While each partner addresses particular customer needs, as a whole they are propagating digital watermarking in music, movies, images, and television and radio as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

Digital watermarking solutions in this sector from Digimarc and our business partners include the following:

Forensic Tracking:   Forensic tracking allows content owners to determine when and where a unit of media content leaves its authorized distribution channel. The most common use of forensic tracking is in the entertainment industry, where music and movies are routinely distributed to executives, critics and other media outlets for promotion before they’re released to the public. In recent years, copies of these ‘pre-release’ products have been leaked onto the Internet, or copied onto CDs and DVDs, and sold as “bootlegs” well ahead of their commercial release. These unauthorized activities result in loss of revenues for the artists, the studios and the music labels.

To combat pre-release piracy, music companies and movie studios embed pre-release content with digital watermarks that are unique to each authorized recipient. This allows the content creators to forensically track the source of leaks and take appropriate actions. As a result, recipients of pre-release music and movies have begun to police themselves in order to avoid liability for unauthorized use.

The use of digital watermarking solutions from our business partners for forensic tracking of pre-release movies and music has gained a strong foothold in Hollywood. Digital watermarking is incorporated in more than 2 million audio tracks from major record labels to identify and track leaks of promotional, pre-release music onto the Internet. Customers of these solutions from Digimarc and business partners such as Activated Content include SonyBMG, Universal Music Group and Warner Music, mastering studios, disk duplicators and online business-to-business music distributors. In a similar application for movies, digital watermarking has been identified by representatives of the movie studios as dramatically reducing piracy of movies in the Academy Award screener program.

Digital watermarking may also play a role in the movie industry’s transition from film reel distribution to digital file format distribution for theatrical release. In July 2005, the Digital Cinema Initiative, which is supported by Disney, Fox, MGM, Paramount, Sony Pictures Entertainment, Universal and Warner Bros. Studios, released its Digital Cinema System Specification, which details industry guidelines designed to help spur deployment of digital cinema systems for the hundreds of thousands of movie theater screens in the United States and around the world while establishing uniform levels of security, distribution, performance, reliability and quality control. The specification requires that digital cinema systems be capable of applying digitial watermarks in both the video and audio streams of digital movies upon request of the studios or other content providers. The digital watermarks can be used as a forensic tool to help identify the theater, location, production version and even the date and time that a film plays in a specific theater.

Broadcast Monitoring:   Broadcast monitoring allows clients to identify where, when and how their media content is being aired. This type of information is important to many different types of users. For example, every day, thousands of advertisements run in thousands of markets across the country. With highly regionalized cable, satellite and terrestrial delivery, advertising agencies and their clients need to know that the advertisements they pay for are actually being broadcast. By using digital watermarking-based services, these companies can monitor broadcasts in major media markets around the world, verify compliance by broadcast partners, and measure the effectiveness of the campaign.

As another example of how such information is used, advertisers such as Coca Cola and Pepsi, and broadcast networks such as ABC Television Network, NBC News Channel, BBC and Reuters Television, currently apply solutions from these Digimarc partners to monitor broadcasts on over a thousand channels in more than 50 countries worldwide, studying the distribution of their content, verifying compliance by broadcast partners, and measuring the effectiveness of broadcasts.

Copy Prevention:   Digital watermarks allow companies to control the use of copyrighted image, audio and video content. A watermark travels with the content, persisting through the changes in file format, and through transformation between digital and analog form. This allows the content owner to specify whether or how often the work can be legally copied or shared without visually or audibly impairing the work. It also allows greater and safer dissemination of copyrighted works while at the same time ensuring appropriate compensation to the owners.  Digital watermarking from Verance, a Digimarc business partner, has been deployed in conjunction with licensed DVD-audio implementations to prevent unauthorized copying. Digital watermarking is currently under consideration as an important security layer for additional audiovisual media content.

Digital Image Management:   In our own digital watermarking product portfolio, focused on digital image management, Digimarc announced earlier this year upgrades to its image protection products targeted to creative professionals, and published a beta version of an enhanced desktop image search made possible by digital watermarking

MyPictureMarc 2005, an update to our subscription-based offering available at www.digimarc.com/mypicturemarc, was released this spring to give photographers and other creative professionals new and enhanced layers of security for protecting their digital image collections—including digital watermarking for copyright communication, enhanced digital rights management tracking, online image backup and the capability to add visual watermarking identifiers.

With a MyPictureMarc subscription, customers can take advantage of the Digimarc plug-in functionality available in major image editing software programs, including Adobe Photoshop 7 and higher products, as well as Photoshop Elements 1.0, 2.0 and 3.0, to place digital watermarks into images as a means to communicate ownership, track distribution and provide a link from the image back to the owner for purchasing or licensing opportunities.

In addition to these solutions, Digimarc anticipates additional digital watermark media solutions will emerge such as the following:

Rights Management:   Because digital watermarks can be applied and detected at various points between distribution and playback, they can be valuable for rights management and re-association. Among other things, new applications could be developed to allow consumers to move their digitally watermarked content through their various playback devices (e.g. personal computers and CD players) and different DRM encryption and decryption environments while preserving the identity of the content through use of a digital watermark and enabling rights re-association as appropriate in downstream devices.

Filtering/Classification:   The popularity of Napster, a free peer-to-peer (P2P) music swapping service, brought the issue of content and rights management to a crisis point. Because P2P systems have difficulty determining which audio files are copyrighted and which are not, it is relatively easy for content to be illegally distributed across these networks. Digital watermarks could allow P2P systems to easily identify and distinguish copyrighted from non-copyrighted audio or video files and thereby facilitate legal file sharing. Digital watermarks could also enhance P2P systems by enabling them to collaborate with record labels and other audio retailers to link to and market legitimate copyrighted songs. A June 2005 U.S. Supreme Court ruling (Metro-Goldwyn-Mayer Studios vs. Grokster)  identified digital watermarking as one of the solutions that could help curb copyright infringement and illegal distribution of music or movies shared across P2P networks. The ruling recognizes the possibility that digital watermarks could be used to identify media content and associated rights and enable downstream consumers and systems to act appropriately as they access such content.

Digital watermarking technology can also enable consumers to more effectively control digital content. Digital watermarking can be used to sort and search through audio, image and video files. For example, digital images could be embedded with digital watermarks that allow devices to classify or filter them in order to help parents better manage the media intake of their children, especially over the web.

Remote Triggering:   Another potential application of digital watermarking is use as a trigger—to make a playback device, such as a cell phone or a digital video recorder, perform an automatic action. When images, audio files or video files are distributed or received, digital watermarks can signal these playback devices to display notification that the content is copyrighted, trip a download counter, or display additional related content and choices to consumers.

E-Commerce:   Digimarc believes that digital watermarking could also be used to further enhance the consumer experience through improved electronic- and mobile-commerce applications. For example, if a digitally watermarked song is played on a cell phone, a content ID could be used to look up information about the artist or find other songs that can be purchased with the click of a button. In such an application, digital watermarking has the potential to give consumers more choices, better access and faster delivery of the products and entertainment they want.

Customers

The bulk of Digimarc’s revenues arise from supplying infrastructure pursuant to long-term contracts with government agencies, primarily U.S. state Departments of Motor Vehicles, a consortium of leading Central Banks, and national governments of various foreign countries. Our contract with the Central Banks is in its eighth year. Last year we agreed upon a 5-year extension, with two additional 3-year extensions that we expect to be implemented. The retention rate for our driver license customers is high. The remainder of the Company’s revenues is generated primarily from patent license fees paid by business partners providing media and rights management solutions to major movie studio and music labels, television and radio broadcasters, corporations, and creative professionals around the world. A sample of representative customers and business partners follows:

•       State and national government agencies that issue driver licenses, national IDs and voter credentials, including 32 U.S. states, the District of Columbia, two Canadian provinces, Latvia, Mexico and Russia.

•       An international consortium of the world’s leading Central Banks

•       Activated Content, AudioAudit (recently acquired by Nielsen Media Research), MediaGrid Royal Philips Electronics, Signum, Teletrax (under sublicense from Philips), Technicolor (under sublicense from Philips), Verance and Verimatrix

Growth Prospects

The Company believes that there are significant growth opportunities in both the public and private sectors. With respect to secure identity management, we believe that we have good opportunities for revenue growth in the third and fourth quarter of 2005 as a result of our marketing successes in 2003 and 2004, (including new programs for voter IDs in Mexico and digital driver license systems in Florida, Alabama and Ohio that are expected to reach full production levels during 2005) and as a result of anticipated opportunities to provide existing domestic customers with products and upgrades to facilitate their efforts to comply with the REAL ID Act. We also expect to bid on some new contract opportunities during the upcoming months. We are encouraged by the interest of the federal government in promoting more secure driver licenses and the possibility of federal funding to support systems upgrades by our state customers. The Company also anticipates continued interest in media content and digital rights management, Homeland Security and anti-theft/anti-fraud solutions. While there can be no assurance that this interest will result in more widespread adoption of solutions from Digimarc and its business partners, we believe that our patented technologies and solutions and established expertise in large-scale secure ID systems will enable us to compete effectively for business opportunities that arise in these areas. In the first six months of 2005, Digimarc introduced new products and solutions that help:

•       State and federal government agencies to help meet federal ID security requirements of the REAL ID Act and Homeland Security Presidential Directive 12

•       Creative professionals and consumers better protect and manage their works amidst an explosion in the popularity and use of digital photography

Digimarc’s business partners, whose success translates into licensing royalties for the Company, are actively developing and delivering solutions to media and entertainment industry customers that help:

•       Major broadcasters like NBC News Channel, ABC, Reuters and others track and monitor TV programming and promotions to ensure compliance with marketing programs and usage rights

•       Major movie and music studios track and identify pre-release copies of content to deter piracy and illegal distribution

Restatement of Prior Financial Results

In our Form 10-K for the year ended December 31, 2004 we restated our audited consolidated financial statements as of and for the year ended December 31, 2003, including each of the quarterly periods in the year ended December 31, 2003, and the quarterly periods ended March 31, 2004 and June 30, 2004. We restated our financial statements to correct errors in the accounting for software development costs, project accounting, revenue recognition, and tax accruals, among other areas. Please see Note 2 to the condensed consolidated financial statements of the Company included herewith as well as our Form 10-K for the year ended December 31, 2004 for additional information about the restatement.

The following tables set forth the restatement adjustments to our financial statements for the periods indicated. The amounts in the tables are expressed in thousands.

As of and for the three months ended June 30, 2004:

Statement of operations

	As previously reported	Software capitalization	Project accounting	Revenue	Tax	Other	As restated
Revenue	$23,673	$—	$—	$(251)	$—	$52	$23,474
Cost of revenue	15,826	21	(855)	(47)	—	(181)	14,764
Gross profit	7,847	(21)	855	(204)	—	233	8,710
Operating expense	9,741	320	19	(11)	—	(100)	9,969
Operating income (loss)	(1,894)	(341)	836	(193)	—	333	(1,259)
Other income, net	172	—	—	—	—	—	172
Provision for income taxes	(222)	—	—	—	38	—	(184)
Net income (loss)	$(1,944)	$(341)	$836	$(193)	$38	$333	$(1,271)

As of and for the six months ended June 30, 2004:

Statement of operations

	As previously reported	Software capitalization	Project accounting	Revenue	Tax	Other	As restated
Revenue	$47,163	$—	$—	$29	$—	$(60)	$47,132
Cost of revenue	29,540	42	284	(47)	—	(211)	29,608
Gross profit	17,623	(42)	(284)	76	—	151	17,524
Operating expense	19,142	702	26	(11)	—	(140)	19,719
Operating income (loss)	(1,519)	(744)	(310)	87	—	291	(2,195)
Other income, net	372	—	—	—	—	—	372
Provision for income taxes	(272)	—	—	—	38	—	(234)
Net income (loss)	$(1,419)	$(744)	$(310)	$87	$38	$291	$(2,057)

Statement of cash flows

	As previously reported	Software capitalization	Project accounting	Revenue	Tax	Other	As restated
Net cash provided by (used in) operating activities	$8,651	$(867)	$(941)	$—	$—	$(497)	$6,346
Net cash provided by (used in) investing activities	(14,213)	867	941	—	—	497	(11,908)
Net cash provided by (used in) financing activities	1,760	—	—	—	—	—	1,760
Net decrease in cash and cash equivalents	$(3,802)	$—	$—	$—	$—	$—	$(3,802)

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

Results of Operations

During the three- and six-month periods ended June 30, 2005, we invested in capital equipment and software development for several new programs, including programs based in Florida and Alabama which, when combined with our net loss, caused our working capital to decrease for the periods. These programs are expected to be fully deployed in 2005. Operating results were negatively impacted by higher staffing levels, higher depreciation and amortization expenses, increased efforts on non-capitalizable projects, and increased legal, accounting, and consulting expenses for our general and administrative areas.

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Service	87%	79%	84%	75%
Product and subscription	13	21	16	25
Total revenue	100	100	100	100
Cost of revenue:
Service	60	48	57	45
Product and subscription	5	15	7	18
Total cost of revenue	65	63	64	63
Gross profit	35	37	36	37
Operating expenses:
Sales and marketing	16	12	16	11
Research, development and engineering	12	7	11	7
General and administrative	28	21	29	21
Amortization of intangibles	5	2	4	3
Total operating expenses	61	42	60	42
Operating loss	(26)	(5)	(24)	(5)
Other income (expense):
Interest income	1	1	1	1
Interest expense	—	—	—	—
Other	—	—	—	—
Total other income, net	1	1	1	1
Loss before provision for income taxes	(25)	(4)	(23)	(4)
Provision for income taxes	—	(1)	—	—
Net loss	(25)%	(5)%	(23)%	(4)%

Revenue

Total revenue was $24.8 million and $49.1 million for the three- and six-month periods ended June 30, 2005, respectively, compared to total revenue of $23.5 million and $47.1 million for the three- and six-month periods ended June 30, 2004, respectively, and represented a 5% and 4% increase over the three- and six-month periods ended June 30, 2005 and 2004 respectively. The changes in total revenue between the comparable three- and six-month periods of 2005 and 2004 resulted primarily from additional programs added in late 2004 and early 2005, such as Florida, Mexico and Ohio.

In addition, we have observed seasonality in our revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters.

Backlog

Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of June 30, 2005 will generate more than $225 million in revenue during the contractual terms of such contracts, currently up to eight years. We expect approximately $40 million of this amount to be recognized as revenue during the remainder of 2005. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.

Some factors that lead to increased backlog are:

•       Competitive bid wins,

•       Renewals with current customers,

•       Add-on sales to current customers, and

•       Contracts with longer contractual periods replacing contracts with shorter contractual periods.

Some factors that lead to decreased backlog are:

•       Recognition of revenue associated with backlog currently in place,

•       Periods following low bid activity,

•       Contracts with shorter contractual periods replacing contracts with longer contractual periods, and

•       Changes in the revenue model for a particular customer (e.g., from a “price-per-card” model with a large associated backlog to a “consumables” model with a small associated backlog).

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. For example, we are currently in a period following low bid activity, and as a result have consumed backlog over the past few quarters without large replenishments from competitive bid wins. Over the next year or so, we anticipate several states to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another example is the variable revenue model. Two of our recent domestic driver license issuance system sales were not our characteristic price-per-card model, but instead included hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

Many of our secure identity management contracts have significant capital requirements. The general industry model for supplying driver license issuance systems to state DL Issuers is for the system supplier to develop and install the issuance system using the supplier’s capital and to charge the customer on a per-card issued basis. This means that, during times of substantial competitive wins and/or substantial system upgrades, the Company may experience significant working capital needs that may exceed cash flow from operations. To date, the Company has relied upon cash reserves to fund such expenditures.

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor; and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. Revenue from international customers was $4.6 million and $9.1 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $5.1 million and $11.1 million for the three- and six-month periods ended June 30, 2004, respectively. International sales represented 19% and 21% of our total revenue during the three-month periods ended June 30, 2005 and 2004, respectively, and 18% and 23% of our total revenue during the six-month periods ended June 30, 2005 and 2004, respectively. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause noticeable spikes in quarterly revenue and variations in gross profit trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is somewhat less predictable than are service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the U.S.

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

Service revenue was $21.6 million and $41.2 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $18.5 million and $35.5 million for the three- and six-month periods ended June 30, 2004, respectively. The $3.1 million or 17% increase for the three-month period and the $5.7 million or 16% increase for the six-month period ended June 30, 2005, respectively, as compared to the corresponding three- and six-month periods of 2004, were primarily due to issuance revenue from new programs for Mexico and Latvia which started generating revenue in the second quarter of 2004, Florida which started in third quarter of 2004, and Ohio which started in the first quarter of 2005, offset partially by contracts that ended and contracts that converted to consumable sales.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to various software products.

Product and subscription revenue was $3.1 million and $7.9 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $5.0 million and $11.6 million for the three- and six-month periods ended June 30, 2004, respectively. The $1.9 million or 37% decrease for the three-month period and $3.7 million or 32% decrease for the six-month period ended June 30, 2005, respectively, as compared to the corresponding three- and six-month periods of 2004, were due primarily to a non-recurring sale in 2004 to a domestic driver license customer and a foreign customer of voter identification supplies and hardware, offset partially by the sale of equipment to a different domestic customer in the current year.

Cost of Revenue

Service.   Cost of service revenue primarily includes costs of consumables used in delivering a service, compensation for software developers, quality assurance personnel, product managers, field operations personnel, and business development personnel, outside contractors, depreciation charges for machinery, equipment, capitalized software, and deployment costs used specifically for service delivery, provisions for obsolete and excess inventories, and travel costs directly attributable to service and development contracts.

Cost of service revenue was $14.9 million and $28.0 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $11.3 million and $21.3 million for the three- and six-month periods ended June 30, 2005, respectively. The $3.6 million or 32% increase for the three-month period and $6.7 million or 32% increase for the six-month period ended June 30, 2005, respectively, as compared to the corresponding three- and six-month periods of 2004 were primarily the result of higher consumables and general support costs related to the higher revenue identified above, higher depreciation on revenue-generating assets, increased costs to deliver support and maintenance for new and existing programs, increased expense to property taxes, and increased freight costs related to higher shipping activity, partially offset by lower inventory reserves. Field operations employees totaled 136 and 152 at June 30, 2005 and 2004, respectively.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue was $1.1 million and $3.5 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $3.4 million and $8.4 million for the three- and six-month periods ended June 30, 2004, respectively. The $2.4 million or 69% decrease for the three-month period and $4.9 or 59% decrease for the six-month period ended June 30, 2005, respectively, as compared to the corresponding three- and six-month periods of 2004 were the result of lower product sales in our ID systems business in the current year as compared to the prior year. Sales in the first two quarters of 2005 had higher margins compared to the non-recurring sale in 2004 of voter identification supplies and hardware to a domestic and a foreign customer during the first two quarters of 2004, yielding the decreased cost of product and subscription revenue.

Gross Profit

Overall gross profit as a percentage of revenue remained comparable for the three- and six-month periods ended June 30, 2005 and was 35% and 36%, respectively, compared to the 37% for both the three- and six-month periods ended June 30, 2004, for the reasons stated above.

We have observed seasonality in the production of driver license issuances and corresponding revenue in the United States, with larger volumes in the second and third quarter of the year, and generally lower volumes in the first and fourth quarters. The fourth quarter is usually the seasonally low quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of seasonality and straight line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins as a percent of revenue in the second and third quarter of the year and decreasing margins as a percent of revenue in the first and fourth quarters of the year, while having a neutral effect on a yearly basis. We continue to study the predictability of seasonal trends and are evaluating potential changes in our depreciation and amortization methods to more closely match the production seasonality in our business.

Operating Expenses

Sales and marketing.   Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.9 million and $7.7 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $2.8 million and $5.4 million for the three- and six-month periods ended June 30, 2004, respectively.

The $1.1 million or 37% increase for the three-month period resulted primarily from the following:

•       employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $0.5 million, despite lower headcount, due to personnel mix for higher level focus on marketing and governmental activities, and higher benefit program costs;

•  Increased presence at tradeshows, advertising, consulting fees and event sponsorship of approximately $0.1 million;

•  Increased use of other departments in support of sales and marketing activities of $0.3 million, and;

•  Other smaller sales and marketing expenditures making up the difference.

The $2.3 million or 43% increase for the six-month period resulted primarily from the following:

•       employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $1.0 million, despite lower headcount, due to personnel mix for higher level focus on marketing and governmental activities, and increased benefits;

•  increased presence at tradeshows, advertising, consulting fees and event sponsorship of approximately $0.3 million; and

•  Increased use of other departments in support of sales and marketing activities of $0.4 million, and;

•  Other smaller sales and marketing expenditures making up the difference.

Sales and marketing employees totaled 54 and 58 as of June 30, 2005 and 2004, respectively. We anticipate that we will continue to invest at or above the current run rate in sales and marketing for the foreseeable future.

Research, development and engineering.   Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $3.0 million and $5.5 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $1.6 million and $3.3 million for the three- and six-month periods ended June 30, 2004, respectively.

The $1.5 million or 94% increase for the three-month period resulted primarily from employee and consulting costs that were either added (approximately $0.7 million) or reallocated from capital projects (approximately $0.8 million) to research activities to enhance existing products, develop new products, and focus on requirements of the recently passed REAL ID Act. Some areas of focus have been research of card materials for enhanced security, new software security features, and new equipment for our driver license production. In addition, travel costs increased by $0.3 million. The overall increase was partially offset by decreased contract-labor costs of $0.5 million.

The $2.2 million or 68% increase for the six-month period resulted primarily from the same reasons stated above (added costs of approximately $0.9 million and reallocated costs of approximately $0.7 million), in addition to increased travel-related costs of $0.7 million partially offset by decreased contract-labor costs of $0.3 million.

We anticipate that we will continue to invest at or above the current run rate in research and development for the foreseeable future. Research, development and engineering personnel totaled 162 and 120 as of June 30, 2005 and 2004, respectively.

General and administrative.   General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, information technology personnel, facilities costs, legal, human resources and other professional fees, and depreciation and amortization expense not directly associated with programs. General and administrative expenses were $7.0 million and $14.0 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $5.0 million and $9.9 million for the three- and six-month periods ended June 30, 2004, respectively.

The $2.0 million or 39% increase for the three-month period resulted primarily from the following:

•       increased headcount and skills mix to address enhanced governance and internal controls drove up employee-related expenses such as salaries, benefits, recruiting costs, and incentive plans by $0.8 million;

•       audit and consulting fees increased $0.6 million primarily related to our Sarbanes-Oxley audit, compliance, remediation efforts, and finance staff enhancement;

•  increased other administrative costs of $0.5 million related to and support for our growing infrastructure.

The $4.1 million or 42% increase for the six-month period resulted primarily from the following:

•       increased headcount and skills mix to address enhanced governance and internal controls drove up employee-related expenses such as salaries, benefits, recruiting costs, and incentive plans by $1.3 million;

•       audit and consulting fees increased $1.3 million primarily related to our year-end audit, restatement work, Sarbanes-Oxley audit, and finance staff enhancement;

•  legal fees increased $0.3 million various corporate matters, including our restatement and derivative lawsuits;

•       increased software expense of $0.2 million related to continued licensing costs and software upgrades; and

•       increased other administrative costs of $0.5 million related to and support for our growing infrastructure.

General and administrative employees totaled 77 and 62 as of June 30, 2005 and 2004, respectively. We expect general and administrative expenses to decrease somewhat in future periods as we have completed the restatement work, but still expect significant legal and other professional fees related to the shareholder derivative lawsuits and increased accounting, audit and legal fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that we will continue to invest in finance and IT and the operational infrastructure at our identification systems business to more effectively manage growth in the context of increased regulatory requirements.

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

Amortization expense was $1.3 million and $2.2 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $0.6 million and $1.2 million for the three- and six-month periods ended June 30, 2004, respectively. The $0.8 million or 143% increase for the three-month period and $1.0 million or 81% increase for the six-month period ended June 30, 2005, respectively, as compared to the corresponding three- and six-month periods of 2004 resulted primarily from the accelerated amortization of intangible balances based on current estimates of useful lives.

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.3 million and $0.5 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2004. This increase resulted from higher interest earned on lower balances partially offset by higher interest expense related to capitalized leases.

Provision for Income Taxes.   The provision for income taxes primarily reflects expected tax expense from profitability in foreign jurisdictions and to a lesser extent state income taxes. We have available net operating loss carryforwards and, as such, have included no provision for U.S. federal and state income tax reporting purposes.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents, restricted cash, and short-term investments of $36.9 million, representing a decrease of approximately $14.9 million from $51.8 million at December 31, 2004. The decrease primarily resulted from investments in significant new program implementations, in particular in Florida and Alabama, and cash used to fund operations during the first half of 2005. As of June 30, 2005, $7.3 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Due to the losses incurred during 2004 the terms of restriction changed and we were required to classify the restricted cash as long-term. Working capital at June 30, 2005 was $38.6 million, compared to working capital of $48.9 million at December 31, 2004. The decrease in working capital resulted primarily from investments made in the new Florida and Alabama programs that we anticipate will contribute to revenue growth in 2005 and due to the net loss incurred during the first half of the year.

The $4.9 million of cash used in operations for the six months ended June 30, 2005 resulted from a net loss of $11.3 million, offset by non cash items related to depreciation and amortization of $8.6 million and an increase in accrued payroll and related costs of $1.3 million. Items negatively affecting cash used in operations were a decrease in accounts payable of $4.0 million and an increase in other current assets of $1.2 million. The $6.3 million of cash provided by operations for the six months ended June 30, 2004 was positively impacted by an increase in accounts payable of $3.5 million, an increase in deferred revenue of $1.1 million and depreciation and amortization of $5.8 million, partially offset by $2.1 million of net loss for the period and a decrease in trade and unbilled accounts receivable, net of $2.9 million.

The $7.7 million of cash provided by investing activities for the six-month period ended June 30, 2005 primarily related to $16.7 million in net sale or maturity of short-term investments partially offset by $9.0 million for the purchase of property and equipment, including capitalization of labor costs. The $11.9 million of cash used in investing activities for the six months ended June 30, 2004 was related primarily to $22.2 million for the purchase of property and equipment, including capitalization of labor costs, partially offset by $10.3 million in net sale or maturity of short-term investments. We also acquired approximately $0.1 of fixed assets during 2005 and 2004 through capital lease arrangements.

The $0.1 million of cash used in financing activities for the six-month period ended June 30, 2005 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock. The $1.8 million of cash provided by financing activities for the six months ended

June 30, 2004 primarily related to the issuance of stock. On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to us. The remaining proceeds resulted from the issuance of stock related to our stock incentive plans, which were partially offset by principal payments on capital leases of $0.1 million.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $9.6 million as of June 30, 2005, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.1 million as of June 30, 2005, are payable in monthly installments through March 2009.

We have driver license contracts with various states that are not yet fully deployed for which we have estimated the amounts to complete. In order to complete these contracts, we estimate we will incur approximately $4 million of expenditures. The estimates are derived from information known to the Company at the time the estimates were prepared. Actual expenditures may vary from our estimates. These expenditures are recouped through receipts from the long-term price-per-card agreements.

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we expect that we will continue to utilize cash in the upcoming few quarters as we complete program implementations. We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154.

On December 16, 2004, the FASB issued Statement No. 123(R)  Share-Based Payment , which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Statement No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The Company is currently assessing the impact of adopting Statement 123(R) to its consolidated results of operations.

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

Contracts between government agencies and Digimarc have varying duration, averaging three to five years in length. Some contracts we enter into contain cancellation clauses. In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of intangible assets related to the customer.

We have a history of losses, and we cannot assure you that we will attain sustained profitability, particularly if we were to lose large contracts.

We incurred significant net losses from inception through the fiscal year ended December 31, 2002, during 2004, and the first quarter of 2005. Our accumulated deficit as of June 30, 2005 was $76.2 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Even though we have achieved profitability in the past, we were not profitable in 2004 or the first half of 2005. A return to profitability will depend upon a variety of factors, including the impact of new regulatory mandates requiring us to expense stock options, the amount of costs we incur in connection with our compliance with Sarbanes-Oxley, and the extent of any ongoing expenses that we incur in connection with our restatement and related matters, such as our continuing remediation efforts with respect to financial controls as well as expenses related to litigation and other proceedings that have arisen as a result of the restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

Our common stock may be delisted from the Nasdaq National Market, which may, among other things, reduce the price and the liquidity of our common stock.

On November 10, 2004, we were advised by Nasdaq that our common stock may be delisted from the Nasdaq National Market because we were no longer in compliance with Nasdaq’s continued listing requirements as a result of our failure to timely file our Form 10-Q for the quarter ended September 30, 2004. On April 6, 2005, we were advised by Nasdaq that, due to our failure to timely file our Form 10-K for the year ended December 31, 2004, our common stock was subject to delisting from The Nasdaq Stock Market. On April 29, 2005, we were advised by Nasdaq that the Nasdaq Listing Qualifications Panel (the “Nasdaq Panel”) had determined to continue the listing of our common stock on the Nasdaq National Market provided that we amend our Form 10-K for the year ended December 31, 2004 on or before May 16, 2005 to include our internal control reports required by Section 404 of the Sarbanes-Oxley Act, and provided that we timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before December 31, 2005. We filed our Form 10-Q for the quarterly period ended March 31, 2005 on May 16, 2005, five business days after the prescribed due date, in reliance on Rule 12b-25. We filed our amended Form 10-K for the year ended December 31, 2004 on June 1, 2005, which included the report on management’s assessment of the effectiveness of internal control over financial reporting and the related attestation report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and the Nasdaq Panel’s April 29, 2005 decision.

Separately, on May 4, 2005, we were notified by Nasdaq that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) has called for review the March 22, 2005 decision by the Nasdaq Panel regarding Digimarc. In the March 22, 2005 decision, the Nasdaq Panel granted our request to extend the deadline to March 31, 2005 to file our Form 10-Q for the quarterly period ended September 30, 2004 and our Form 10-K for the year ended December 31, 2004, including all required restatements of prior periods. The March 22, 2005 decision was called for review to consider whether the Nasdaq Panel’s decision to grant such extension was appropriate. The Listing Council has the authority to review on its own motion all decisions of the Nasdaq Listing Qualifications Panels and may affirm, modify, reverse, dismiss, or remand the March 22, 2005 decision to the Nasdaq Panel. On July 5, 2005, the Company received a letter from Nasdaq informing the Company that the Nasdaq Listing and hearing Review Council (the “Nasdaq Council”) had withdrawn its call for review of the March 22, 2005 decision of the Nasdaq Panel granting the Company’s request to extend to March 31, 2005 the deadline for filing the Company’s Form 10-Q for the quarter ended September 30, 2004 and the Company’s Form 10-K for the year ended December 31, 2004.

As a result of the withdrawal of the Nasdaq Council’s call for review of the March 22, 2005 Nasdaq Panel decision, there are no pending delisting proceedings with respect to the Company’s common stock. The Company has filed all periodic reports required to be filed with the SEC and is in compliance with all requirements for continued listing on the Nasdaq National Market. However, if the Company fails to timely file such periodic reports that are required in the future, our common stock may be delisted from the Nasdaq National Market. If our common stock is delisted, it would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems. In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the inability of the Company to raise additional equity capital, and fewer business development opportunities.

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

Government agencies sometimes insist on unduly onerous terms in their contracts with vendors of secure identification issuance systems. For example, it is customary for state agencies to require that a vendor fund the capital-intensive initial deployment of a driver license issuance system (the costs of which the vendor normally recoups over the life of the contract in per-card fees), while reserving the right to terminate the contract for convenience. Similarly, in connection with intellectual property rights, a contract may require that our pre-existing issuance system software be written in a different language and a state may then argue that it falls within the class of works for which it owns the copyright, enabling the state to turn the Digimarc-authored software over to one of our competitors, dedicate it to the public domain, or otherwise use the software in a manner detrimental to our business. Objectionable contract terms may lead us to decline to bid on identification issuance systems to new customers, or to decline to retain business with customers we have historically served, which could reduce our market share and lower our revenues or profits. In addition, if we decline to retain business with customers we have historically served, it could result in the accelerated depreciation of intangible assets. Alternatively, we may decide to accept at least some level of objectionable terms rather than cede an important contract to a competitor, which could also lower our revenues or profits.

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

Our secure identity systems business expects to experience variability in gross margins.

We are likely to experience variability in gross margins on its contracts due to numerous factors, including, among other things, the following:

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

The numerous factors affecting gross margins make such margins complex and difficult to predict. We are continually refining our predictive tools and increasing our understanding of what drives these various factors. For reasons such as those listed above, we expect that there will be fluctuations in our future operating results as a result of the variability in margins from period to period in the secure identity systems business.

Recent and ongoing leadership and staffing changes may result in disruptions and inefficiencies in our business during transition periods, may require process changes in our business, and will likely cause additional costs to our business before benefits from such changes may be realized.

During the second quarter of 2004, we made significant changes in our management and staff as a result of a detailed review of our business processes. Many of these changes were initiated following the hiring of our new Chief Financial Officer in June 2004 and other senior managers, and in conjunction with the continuing implementation of our new accounting and material requirements planning systems and work on Sarbanes-Oxley compliance. In addition, in the second quarter of 2005, we appointed a new President of ID systems and government programs operations, and our President and Chief Operating Officer resigned. While we anticipate that these changes in leadership and staffing will improve operations, there is a risk that these changes may disrupt the operations of our business and, consequently, may result in some short-term inefficiencies as personnel complete their transitions and new leaders implement their new plans and procedures. We also expect that these changes may require further modifications of our finance and business processes and will likely cause additional costs to our business in the short term before any benefits from such changes, if any, may be realized.

We may encounter significant employee turnover, and difficulties in hiring new employees, that could reduce our ability to sell, deliver, and support future commitments.

Due to concerns related to our restatement, late SEC filings, possible delisting from the Nasdaq National Market and shareholder litigation, we could encounter significant departures of key employees from the Company and difficulties in hiring new employees. While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs, thus impairing our ability to meet commitments and sustain revenue. In addition, these events may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. These uncertainties also could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, current employees may seek future employment with our business partners, customers or competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects. For more information about the shareholder litigation, see Item 1 of Part II of this Form 10-Q.

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

From time to time we are engaged in litigation with third parties. For example, we currently are engaged in litigation relating to the initial public offering of our securities and various other routine actions, in addition to the class actions filed against us in connection with our previously announced accounting errors. Litigation typically is an expensive process and, due to its inherent uncertainties and because the settlement and trial preparation processes are lengthy and potentially inconclusive, the ultimate cost and outcome of such matters cannot be predicted. As a result, while we believe that litigation often is necessary to preserve the interests of our company, it also can lead to additional expense and thus lower profits to our business without generating offsetting and lasting benefits.

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

As our digital watermarking solutions are more broadly deployed by our customers, our potential exposure to litigation may increase. For example, as we provide technology solutions to customers, our offerings may face product liability or intellectual property infringement claims (as is the possibility with any technology), either alone or in conjunction with our customers.

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

As international customers have accounted for approximately 18% of our total revenue during the six months ended June 30, 2005, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

•       currency fluctuations;

•       longer payment cycles than those for customers in the United States;

•       difficulty in managing foreign operations; and

•       political and economic instability.

If our customers are affected by these risks, their ability to purchase our products and services could be reduced significantly. And, as a result, they may decide to terminate or delay the implementation of our products and services. Any such actions by foreign customers, in particular foreign government authorities, could potentially delay or reduce our anticipated revenue under our contracts with such customers, and we may have limited recourse against them to recover any potential losses.

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

Management concluded that certain problems in our internal controls and procedures resulted in the restatement of our financial statements and the inability to timely file reports with the SEC and constituted material weaknesses as of December 31, 2004. We made this determination in consultation with the audit committee of the Company’s board of directors. We have acted promptly to address these issues and are engaged in an ongoing design and implementation process of new and enhanced controls and procedures. If we are unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design, implementation and testing of our enhanced controls environment, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect errors or ensure the accuracy of our financial statements or reports filed with the SEC. Further, any system of control, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our compliance with disclosure and listing requirements, and if they were to lead to a financial loss, could negatively affect the results of our operations and financial condition. For more information about the material weaknesses in our internal control over financial reporting, see Item 4 of Part I of this Form 10-Q.

We were not successful in meeting the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 in a timely basis and the market price of our common stock and our regulatory compliance may be adversely affected as a result. Moreover, our assessment of the effectiveness of our internal control over financial reporting as required by Section 404 has identified additional issues relating to our internal controls and has resulted in an attestation with an adverse or disclaimed opinion from our independent registered public accounting firm, which may adversely affect the market price of our common stock.

We were not able to complete the evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 within the time prescribed by SEC rules. The focused application of critical resources to our accounting review in connection with the restatement of our financial statements and the preparation of filings with the SEC reflecting the restatement had a significant impact on our Section 404 compliance efforts.  Following completion of our evaluation and testing of such internal controls, we filed a Form 10-K/A with the SEC, which included our report on internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm. Our internal control assessment confirmed material weaknesses in our internal control over financial reporting that we previously disclosed in our Form 10-K and Form 10-K/A for the year ended December 31, 2004. Consequently, our assessment resulted in an attestation report with an opinion from our independent registered public accounting firm that the Company had not maintained effective internal control over financial reporting as of December 31, 2004. This opinion and our Section 404 assessment could have an adverse effect on investor perceptions of the Company and cause a decline in the market price of our common stock.

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

We failed to timely file our Form 10-Q for the quarterly period ended September 30, 2004 and our Form 10-K for the year ended December 31, 2004. As a result of these late filings, we will not be eligible to use a “short form” registration statement on Form S-2 or S-3 for a period of 12 months after we become current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability, or increase the costs and complexity of our efforts, to raise funds in the public markets should we desire to do so during this one year period. In addition, if we are unable to remain current in our financial filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The restatement and late SEC filings have resulted in negative publicity, and may have a negative impact on the market price of our common stock. The effects of the restatement and late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Any of these losses could have a material adverse effect on our financial and business prospects.

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

Many of our business endeavors, such as our licensing of intellectual property in support of audio and video copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may make achieving our business objectives difficult or impossible, potentially diminishing our anticipated revenue growth as a result.

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. The potential for an influx of federal funds into our core U.S. driver license market is likely to draw new competition. As we expand the applications for our technologies, we will experience more competition from products and services that are substitutes for our applications. Because our digital watermarking business is new and emerging, we also may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

Threats of terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions, may impact our operations by leading to deferred or cancelled projects, which may reduce our revenue and profits. While any of these terrorist-related events could result in an increased need for new security features that may, as a result, favorably impact our revenues from our government programs operations and our sales of product and subscription and service in connection with our digital watermarking technology, any of these events could also, or alternatively, result in increased volatility in the United States and worldwide financial markets and economies, or drive up our research, development and engineering costs associated with attempting to achieve heightened effectiveness in new products. Also, any of these terrorist-related events could result in economic recession in the United States or abroad. If such negative consequences were to occur, they could reduce our revenue and profits without the effect of reducing costs in the short-term and might result in the volatility of the future market price of our common stock.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida, Ohio, Alabama, Latvia and Mexico, statements regarding the expected deployment of programs in 2005, statements regarding anticipated expenses, costs, margins and investment activities in the foreseeable future, statements regarding anticipated revenue to be generated from current contracts and as a result of new programs, statements regarding our profitability in future periods, statements regarding business opportunities that could require that we seek additional financing, statements regarding the existence of international growth opportunities and our future investment in such opportunities, statements regarding the continuance of operational pressures on our identification systems business in future quarters, statements regarding the source of a majority of our future revenue, statements regarding the contribution of new sales channels in domestic and foreign markets to our future results, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding the timing of the completion of the design and implementation of new and enhanced controls and procedures, statements regarding the anticipated improvement in operations as a result of recent changes in leadership and staffing, statements regarding the impact on the

Company of our recent restatement, late SEC filings, possible delisting from Nasdaq and shareholder litigation, statements regarding our expected short-term and long-term liquidity positions, statements regarding our use of cash in upcoming quarters, statements relating to the Company’s compliance with Nasdaq’s conditions for continued listing on the Nasdaq National Market, and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, the failure of the potential markets for the Company’s digital watermarking technology to develop as anticipated, the adoption of alternative technologies within these markets, the inability of the Company to become profitable, inherent limitations in all control systems and related procedures, risks as to litigation and related matters in connection with our restatement of financial results, the actual timing and impact of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, changes resulting from any key personnel additions or changes, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this Form 10-Q or in our other documents filed with the SEC, including our Form 10-K for the year ended December 31, 2004. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures as set forth in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2004 have not changed materially.

Item 4. Controls and Procedures.

Changes in Internal Controls

As previously disclosed, we identified during the third quarter of 2004 certain errors in the accounting for software development costs and project capitalization and we postponed the release of our financial results for the quarter ended September 30, 2004 pending the completion of our review of these accounting errors. We identified these errors as a result of our review of our accounting and our review of our internal control over financial reporting in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and its implementing regulations. This review involved a detailed analysis and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls that are in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. During the course of our review, we determined that certain prior period financial statements required restatement. As a result, we restated our consolidated financial statements as of and for (1) the year ended December 31, 2003, including each of the quarterly periods in the year ended December 31, 2003, and (2) the quarterly periods ended March 31, 2004 and June 30, 2004. Our restated quarterly information and our restated financial statements are included in the Form 10-K for the year ended December 31, 2004, which was filed on April 7, 2005.

As previously disclosed in our Form 10-K/A filed on June 1, 2005, our management concluded, based on an evaluation of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, that our internal control over financial reporting was not effective as of December 31, 2004. In connection with our assessment, we identified and reported to our audit committee the following areas for improvement in our internal control over financial reporting. These matters constitute “material weaknesses” as defined under standards established by the Public Company Accounting Oversight Board or “PCAOB”.

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

Remediation Activities

Digimarc places the highest priority on addressing these matters. Under the direction of our senior management and the participation and oversight of our audit committee, we have implemented significant changes to our infrastructure and related processes over the past several quarters, and continue to address these matters and will make changes as appropriate. In addition to changes already implemented and previously reported in our Form 10-Q for the quarter ended March 31, 2005, filed on May 16, 2005, the following changes have been made during the quarter ended June 30, 2005 to improve our internal controls.

1.     We hired a Director of Tax in May and a Director of Internal Controls and Compliance in June. We continue to actively recruit and hire other members of the finance and accounting organization to improve the overall quality and level of experience in the organization.

2.     We have made, and will continue to make, changes in our finance and accounting organization to provide clearer segregation of responsibilities and supervision with regard to, among others, documentation supporting our quarterly and annual financial statements.

3.     We have implemented an enhanced monthly and quarterly financial review and close process to include additional analysis and support for the financial accounts. We are continuing to make enhancements to further improve and streamline these processes.

4.    We have continued to deploy significant internal and external resources directed at documenting and testing our internal control over financial reporting as contemplated by Section 404 of Sarbanes-Oxley, and such efforts have been helpful in improving our overall process and control environment.

5.     We have continued to implement steps, including changes to our processes and systems, to improve the information flow among the various personnel that have a role in the determination of proper cost capitalization as well as to improve the review and approval process relating to such determination, and we are implementing processes to improve communication among our various functional groups, which include sales, manufacturing, customer support, engineering, accounting, and legal, during the contract negotiation, implementation and fulfillment phases.

6.     We have continued to implement preventive control procedures related to system access and to monitor and control access to system modules in accordance with appropriate guidelines in order to ensure safeguarding of assets. In addition, we have implemented detective controls such as the enhanced review of accounting transactions and financial statements.

We continue to take remedial steps to strengthen our internal control over financial reporting and enhance our reporting processes. Moreover, our on-going accounting review has resulted in some, and may result in further, remediation efforts with respect to some of our accounting processes, in particular with regard to cost capitalization and project accounting. Given the time requirements and resources necessary to test our processes, there can be no assurance as to when we will be fully compliant with the requirements relating to internal control over financial reporting and other aspects of Section 404.

Other than as described above, management does not believe there have been any changes in the Company’s internal control over financial reporting during the fiscal quarter ending June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As described above, we currently are designing and implementing new controls to address the weaknesses identified in our internal control over financial reporting. Notwithstanding these improvements, our internal control over financial reporting may not be capable of preventing all instances of error or fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are knowledge and resource constraints in any such system, and a large number of complex permutations of facts, circumstances, accounting policies, procedural implications and business practices that must be considered. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the control systems we develop may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our current management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management as of June 30, 2005, and subject to the information set forth in this Item 4, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Beginning in September 2004, three purported class action lawsuits were commenced against us and certain of our current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired our securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we had discovered errors in our accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that we likely would be required to restate our previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the action alleges that we issued false and misleading financial statements and created a misperception regarding the profitability of the company in order to inflate the value of Digimarc stock, which resulted in insider sales of personal holdings at inflated values, and that we maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint seeks unspecified damages. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. On June 15, 2005, we filed a motion to dismiss the complaint. Plaintiffs filed a response on August 1, 2005. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in

April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter cannot be predicted.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 12, 2005. Two proposals were voted on by our stockholders.

Proposal 1:   Election of Three Class III Directors

Bruce Davis, Brian J. Grossi and James T. Richardson were elected as Class III directors for a term of 3 years. The voting for each director was as follows:

	For	Withheld
Bruce Davis	15,291,332	1,040,090
Brian J. Grossi	13,257,463	3,073,959
James T. Richardson	16,092,499	238,923

The Company’s Class I and Class II directors did not stand for reelection at the annual meeting. The terms of the Company’s Class I directors, Alty van Luijt, Jim Roth, Lloyd G. (Buzz) Waterhouse and William J. Miller, will continue until the 2006 annual meeting of stockholders. The terms of the Company’s

Class II directors, Philip J. Monego, Sr., Peter W. Smith and Bernard Whitney, will continue until the 2007 annual meeting of stockholders.

Proposal 2:   Ratification of the Appointment of KPMG LLP as the Company’s Independent Certified Public Accountants

KPMG LLP was ratified as our independent certified public accountants for the fiscal year ending December 31, 2005 with 16,099,712 votes in favor, 213,704 votes against and 18,006 abstentions.

Item 6. Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: August 9, 2005	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
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