Form 10-Q
period 2005-09-30
DIGIMARC CORP
filed 2005-11-08
CIK 1089443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of October 31, 2005, there were 20,772,820 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	September 30,	December 31,
	2005	2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,842	$18,489
Short-term investments	6,305	25,068
Trade accounts receivable, net	9,178	9,666
Unbilled trade receivables	6,658	5,008
Inventory, net	8,539	8,858
Other current assets	2,609	1,779
Total current assets	53,131	68,868
Restricted cash	7,286	8,279
Property and equipment, net	66,068	63,975
Intangibles, net	17,939	21,162
Other assets, net	921	1,003
Total assets	$145,345	$163,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,568	$11,424
Accrued payroll and related costs	4,007	2,161
Deferred revenue	4,597	4,854
Other current liabilities	1,878	1,492
Total current liabilities	17,050	19,931
Other long-term liabilities	1,007	1,112
Total liabilities	18,057	21,043
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (20,772,820 and 20,453,429 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	21	21
Additional paid-in capital	209,215	206,979
Deferred stock compensation	(1,670)	—
Accumulated other comprehensive income	190	147
Accumulated deficit	(80,468)	(64,903)
Total stockholders’ equity	127,288	142,244
Total liabilities and stockholders’ equity	$145,345	$163,287

(1)          Derived from the Company’s December 31, 2004 audited consolidated financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Service	$22,372	$20,001	$63,584	$55,530
Product and subscription	4,409	3,519	12,329	15,122
Total revenue	26,781	23,520	75,913	70,652
Cost of revenue:
Service	14,704	11,942	42,722	33,197
Product and subscription	1,790	1,788	5,232	10,141
Total cost of revenue	16,494	13,730	47,954	43,338
Gross profit	10,287	9,790	27,959	27,314
Operating expenses:
Sales and marketing	4,291	3,090	12,004	8,493
Research, development and engineering	2,898	1,931	8,382	5,203
General and administrative	6,234	6,748	20,237	16,603
Amortization of intangibles	1,147	688	3,297	1,877
Total operating expenses	14,570	12,457	43,920	32,176
Operating income (loss)	(4,283)	(2,667)	(15,961)	(4,862)
Other income (expense):
Interest income	262	232	799	659
Interest expense	(15)	(30)	(135)	(81)
Other	(33)	(8)	31	(12)
Total other income, net	214	194	695	566
Income (loss) before provision for income taxes	(4,069)	(2,473)	(15,266)	(4,296)
Provision for income taxes	(159)	6	(299)	(228)
Net income (loss)	$(4,228)	$(2,467)	$(15,565)	$(4,524)
Net income (loss) per share—basic	$(0.21)	$(0.12)	$(0.76)	$(0.22)
Net income (loss) per share—diluted	$(0.21)	$(0.12)	$(0.76)	$(0.22)
Weighted average shares outstanding—basic	20,497	20,371	20,473	20,287
Weighted average shares outstanding—diluted	20,497	20,371	20,473	20,287

``

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(15,565)	$(4,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,978	9,701
Stock-based compensation expense	355	—
Impairment of investments	—	300
Issuance of common stock for litigation settlement	—	348
Increase (decrease) in allowance for doubtful accounts	(10)	—
Other non-cash charges	(11)	574
Changes in operating assets and liabilities:
Restricted cash	993	1,741
Trade and unbilled accounts receivable, net	(1,152)	(2,342)
Inventory, net	319	451
Other current assets	(830)	606
Other assets, net	82	(257)
Accounts payable	(4,856)	99
Accrued payroll and related costs	1,846	1,164
Deferred revenue	(257)	414
Other liabilities	497	974
Net cash provided by (used in) operating activities	(4,611)	9,249
Cash flows from investing activities:
Purchase of property and equipment	(6,070)	(22,309)
Capitalization of labor costs	(6,589)	(9,679)
Sale or maturity of short-term investments	133,247	173,389
Purchase of short-term investments	(114,484)	(154,342)
Net cash provided by (used in) investing activities	6,104	(12,941)
Cash flows from financing activities:
Net proceeds from issuance of common stock	211	1,927
Principal payments under capital lease obligations	(351)	(135)
Net cash provided by (used in) financing activities	(140)	1,792
Net increase (decrease) in cash and cash equivalents	1,353	(1,900)
Cash and cash equivalents at beginning of period	18,489	33,626
Cash and cash equivalents at end of period	$19,842	$31,726
Supplemental disclosure of cash flow information:
Cash paid for interest	$135	$81
Cash paid for income taxes	$139	$—
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$135	$77
Grant of restricted stock	$2,025	$—

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

Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. As of October 2005, the Company holds 207 issued United States (“U.S.”) patents on this technology and related technologies, applications, systems, and processes and has more than 400 additional applications pending.

Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world. More than 150 million people around the world carry secure credentials from issuance systems produced by Digimarc. The substantial majority of the Company’s revenues arise from provision of critical infrastructure pursuant to long-term contracts with government agencies—primarily U.S. state government agencies engaged in the issuance of driver licenses, a consortium of leading Central Banks, and national governments of certain foreign countries. The remainder of our revenues is generated primarily from patent and technology license fees paid by business partners, providing media and rights management solutions to major movie studios and music labels, television and radio broadcasters, corporations, and creative professionals around the world.

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

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations for any period presented. These reclassifications include the reclassification of market auction preferred investments from cash equivalents to short-term investments and amortization of intangibles from general and administrative to a separate line item on the Statement of Operations.

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

Common stock equivalents related to stock options of 6,371 and 6,277 were excluded from diluted net loss per share calculations for the three- and nine-month periods ended September 30, 2005, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options of 455 and 393 for the three- and nine-month periods ended September 30, 2005, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive. The effect of 6,556 and 5,866 outstanding stock options and warrants for the three- and nine-month periods ended September 30, 2004, respectively, are excluded from the calculation of diluted net income per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be anti-dilutive. In addition, common stock equivalents related to stock options of 227 and 320 for the three- and nine-month periods ended September 30, 2004, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

3.   Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,228)	$(2,467)	$(15,565)	$(4,524)
Add: Stock-based compensation expense determined under the intrinsic value method	153	—	355	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,280)	(3,246)	(4,790)	(9,205)
Pro forma net loss	$(5,355)	$(5,713)	$(20,000)	$(13,729)
Earnings per share:
Basic—as reported	$(0.21)	$(0.12)	$(0.76)	$(0.22)
Diluted—as reported	$(0.21)	$(0.12)	$(0.76)	$(0.22)
Basic—pro forma	$(0.26)	$(0.28)	$(0.98)	$(0.68)
Diluted—pro forma	$(0.26)	$(0.28)	$(0.98)	$(0.68)

Stock-based compensation expense relates to restricted stock granted in the current year, as described below, is based on the fair market value of the Company’s common stock on the date the restricted stock was granted (measurement date), and is being recognized over the four-year vesting period of the related restricted stock using the straight-line method.

On February 23, 2005, the Compensation Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to officers of the Company under the terms of the Company’s 1999 Stock Incentive Plan. The agreement provides, among other things, that the shares will vest in full upon the termination of the officer’s employment without cause or the officer’s resignation for good reason following a change in control of the Company. Notwithstanding the foregoing, the plan administrator has discretionary authority, among other things, to determine the terms and conditions of any award granted under the Plan. A copy of the agreement was previously filed by the Company with the SEC as an exhibit to the Company’s current report on Form 8-K filed on March 1, 2005. The Compensation Committee approved grants of restricted stock awards to certain of its named executive officers, effective as of March 1, 2005, totaling 270 shares. One-quarter of the restricted shares granted to these executive officers will vest each December 31 beginning on December 31, 2005. The Company recorded $153 and $355 of stock-based compensation related to the issuance of restricted stock for the three- and nine-month periods ended September 30, 2005. The Company did not incur any stock-based compensation expense for the three- and nine-month periods ended September 30, 2004.

4.   Segment Information

The Company derives its revenue from a single reporting segment, secure identity and media management. Revenue is generated in this reporting segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in other countries through its sales personnel and its subsidiaries.

There was no single customer in the three- and nine-month periods ended September 30, 2005 or 2004 that accounted for more than 10% of total revenue. There was no single customer that accounted for more than 10% of trade and unbilled accounts receivable, net at September 30, 2005 or 2004.

5.   Commitments and Contingencies

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. Separately, on November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits. On August 25, 2005, the individual defendants filed a motion to stay this state court derivative lawsuit, and on September 26, 2005, the Court entered a stipulated order granting the motion and staying the case pending the outcome of an investigation by a committee appointed by the Company’s Board of Directors of the claims asserted in the demand letter and in the derivative lawsuits.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

The Company, in its normal course of business, from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. In addition, from time to time, customers have given notice of their intention to assert claims for liquidated damages or other remedies. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. However, such contingencies, if not successfully resolved, could have a material effect on our results of operations from time to time.While there is always risk that damages could be assessed in the future, management cannot predict whether any material damages will be imposed in the future or what the amount of any such damages would be if they were to be imposed.

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

6.   Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). The following table provides a summary of comprehensive loss for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$(4,228)	$(2,467)	$(15,565)	$(4,524)
Foreign currency translation adjustment	(3)	(23)	43	(88)
Comprehensive income	$(4,231)	$(2,490)	$(15,522)	$(4,612)

7.   Recent Accounting Pronouncements

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

8.   Revenue Recognition

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

9.   Inventory

Inventory consists primarily of the consumable materials used to manufacture identification cards, such as inks, laminates, and adhesives (considered raw material), equipment held for sale (considered finished goods) and deferred contract costs (considered either finished goods or in-process). Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

	September 30,	December 31,
	2005	2004
Equipment and deferred contract costs	$517	$1,033
Consumable materials	8,022	7,825
Inventory, net	$8,539	$8,858

The reserve for slow moving and obsolete items was $459 and $271 at September 30, 2005 and December 31, 2004, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory. It is not possible currently to predict if or when this will happen, or how much we may sell. Such sales have not had a significant impact on gross profit margin, nor does the Company expect such sales to have a significant impact in future periods.

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

11.   Related Party Transactions

During the three- and nine-month periods ended September 30, 2005 the Company recognized revenue of $108 and $363, respectively, from a holder of common stock. In addition, the Company recognized revenue of $124 and $537 for the three- and nine-month periods ended September 30, 2004, respectively, from this holder. Net accounts receivable from this holder was $8 at September 30, 2005 and $202 at December 31, 2004.

During the quarter ended September 30, 2005, the Company entered into a relocation agreement with an executive officer. As part of the relocation package, the Company purchased the personal residence of that officer. The purchase price was based on independent appraisals and totaled $825. The Company has assumed all rights and obligations related to the residence and is actively marketing it for sale. The carrying cost of this asset is included on the balance sheet in the Other Current Assets line.

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

Overview

Digimarc Corporation is a leading supplier of secure identity solutions and advanced technologies for use in media management. Our solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, and improve the management of media content while supporting new digital media distribution models that provide consumers with more choice and access to media content. The Company is the leading supplier of driver licenses in the U.S., producing nearly two-thirds of all driver licenses issued. More than 150 million people around the world carry secure credentials from issuance systems produced by Digimarc.

Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. We provide solutions based on this technology directly and through our licensees. As of October 2005, the Company holds 207 issued U.S. patents on this technology and related technologies, applications, systems, and processes and has more than 400 applications pending. Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world.

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

Vision and History

Digimarc’s vision is to improve the value of media content through technology. The Company’s business was founded to commercialize a signal processing innovation known as “digital watermarking.” Digital watermarking is a technology breakthrough that allows our customers to infuse digital data into all media content that is digitally-processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of such digital data enables a wide range of improvements in security and media management, and enables new business models. We use digital watermarking as a value driver and differentiator in nearly all of our product offerings.

Banknote counterfeit deterrence was the first commercially successful use of digital watermarking. Digimarc, in cooperation with an international consortium of leading Central Banks, developed a system to deter the use of digital technologies in the unauthorized reproduction of banknotes. Innovations based on the Company’s technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. Simultaneously, Digimarc’s business partners, under patent license from Digimarc, are delivering solutions to track and monitor the distribution of music, television, movies and radio to consumers. The Company’s growing patent portfolio contains 207 issued U.S. patents, including more than 4,000 claims on digital watermarking and related technologies, applications, systems and processes as of October 2005, as well as 54 patents in additional countries around the world.

The Company has made significant progress in its first decade. Its proprietary technologies are deployed in media objects and digital devices around the world, enhancing the security of banknotes, government-issued credentials, music, movies, images, and television and radio broadcasts.

Digimarc’s secure identity and media management solutions are built upon an extensive portfolio of intellectual property, and combine innovative software, hardware and materials that we deliver, together with carefully selected and qualified best-of-breed third-party components, to our government and commercial customers. The roots of these technologies are in the pioneering and commercialization of digital watermarking and in the acquisition of the Large Government Programs (“LGP”) business unit of Polaroid Corporation (“Polaroid”) in late 2001. The primary focus of this business is the production of driver licenses and other identification documents (“IDs”) on behalf of government agencies. The acquired assets included all relevant software, hardware, services, materials science and distribution assets of the government-issued photo identification business of Polaroid Corporation.

On the heels of 9/11, we realized that our expertise in security printing and digital imaging technologies and systems placed us in a position to understand both the digital threats to identity management credentials and the issuer’s environment. In the strategic acquisition of the LGP business unit of Polaroid, we saw a unique opportunity to assist in efforts to deter identity theft and fraud and enhance Homeland Security through the combination of a new layer of security using our digital watermarking innovations and market-leading competence in secure ID solutions from Polaroid, furthering our strategy of delivering innovative customer-focused solutions. The resulting business has more than 47 years of experience from the production of more than 2 billion issued IDs. Customers have trusted Digimarc to guide them through numerous major upgrades and technology migrations in ID security. We are the leader in deploying new solutions to meet driver license security and service challenges. This includes being first to

•       Produce driver licenses with digital portraits

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

Our Business

More than 95% of the Company’s current revenues are derived from government programs that involve long-term contracts with government agencies in North America and around the world. Most of the remaining revenues are generated from patent and technology license fees paid by business partners providing media and rights management solutions to the media and entertainment industry. Our licensing business is built upon our extensive patent portfolio, which contains 207 issued U.S. patents. We expect patent licensing to continue to contribute most of the revenues in the media and entertainment area of our business for the foreseeable future. We view our patent licensees and the government agencies with which we contract as long-term business partners. The Company recognizes that customer satisfaction is the foundation of long-term customer relationships that will foster future growth and improved financial performance.

Digital watermarking is a strategic component of nearly all of our product offerings. Digital watermarking has already proven to be a powerful differentiator in banknote security, giving rise to a long-term relationship with leading Central Banks and many leading companies in the IT industry. We are working to develop a similar success in secure identity management systems. So far, the technology has been adopted by 12 state government agencies that issue driver licenses, representing more than 20% of the annual U.S. driver license volume, and one foreign issuer. The United States Department of Transportation has provided a grant to Digimarc to pilot improvements in traffic safety through the authentication of driver licenses using digital watermarking-based security features. The study is scheduled to be completed by the end of 2005.

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

Government Programs

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

Digimarc estimates that the size of the U.S. driver license issuance market is significantly in excess of $100 million and believes the market size is likely to expand due to broadening use of the driver license as a secure credential beyond its traditional role as evidence of competence to drive a motor vehicle, technological innovation, desire among issuers to improve security and efficiency, and new governmental regulations. On May 11, 2005, the REAL ID provision of Public Law No: 109-13 (the “REAL ID Act”), an emergency supplemental appropriations bill, was signed into law by the President of the United States, mandating federal requirements for driver licenses. On Oct. 18, 2005, the President signed into law $40 million of funding for grants to States in fiscal year 2006 to make upgrades mandated by the REAL ID Act, of which $6 million is to be made available in the fourth quarter of 2005 to States for pilots, with the remaining funds being subject to review by Congress of the Department of Homeland Security’s REAL ID implementation plan for 2006. The Company believes that these mandates and additional funding may create significant growth in the size of this market.

Media & Entertainment

The Company’s products and solutions touch a variety of media objects, from movies and music, to banknotes and secure credentials. The aggregation of these print and digital content markets is huge, creating an enormous overall opportunity for the Company to address. Each media object produced by or enabled by the Company’s technology creates the potential for several applications, such as tracking and monitoring, authentication, anti-counterfeiting, or linking to networks and enhanced services. The Company believes these are only the early signs of market penetration, representing a nominal portion of the potential market for Digimarc’s products, services, and technologies. The Company cannot provide reliable estimates of the size of these markets as of the date of this report. Where reasonably reliable means to estimate application markets within these larger markets become available to the Company, we will endeavor to share these estimates with investors unless such disclosures create unreasonable competitive risks or would violate confidentiality of our business relationships.

Competition

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

Secure Credential and ID Validation

•       Limit validity period of IDs

•       Implement physical security features designed to prevent tampering, counterfeiting, or duplication

•       Deploy common machine-readable technology, with defined minimum data elements

Digimarc has taken a leadership role in deploying systems that we believe represent best practices in secure ID issuance and card architecture, and has anticipated REAL ID Act requirements with product offerings like the newly announced Digimarc Identity Validation Suite (IDVS). We currently provide solutions that:

•       Digitally capture, authenticate and archive images of applicants’ identity documents

•       Verify applicant information by referencing various trusted third party data services, such as Social Security, immigration or commercial databases

•       Capture digital facial images and fingerprints of individuals

•       Use facial image and fingerprint biometrics to screen for identity theft and fraud

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

Digimarc has worked extensively with driver license issuers across the United States to strengthen their ID systems. As a result, we have identified and implemented numerous “best practices” throughout our processes and developed modular, flexible solutions designed to improve security within each component of the secure ID lifecycle—from the time an applicant applies for or renews his or her driver license; to the secure production and issuance of the ID to the legitimate cardholder; to the authentication of that document at a traffic stop, a bank, a border crossing, a store or the DMV. The chart below maps our solutions to an overview of the secure ID lifecycle.

Applicant Data Capture and Identity Verification

Validation of documents and verification of applicant identity is key to the secure intake and enrollment process, and a critical step toward ensuring that driver licenses are only issued to legitimate applicants. In 2005, Digimarc introduced the Digimarc Identity Validation Suite, a new product in its solution set designed to validate identity documents and verify the data presented to establish an applicant’s identity.

IDVS implements multi-factor authentication, authenticating documents, verifying application data such as social security number and address, and verifying identity using biometrics. IDVS scans, authenticates and archives images of applicant credentials, such as out-of-state driver licenses, passports, birth certificates and other government-issued IDs. IDVS scans documents submitted by applicants and authenticates key security features to determine whether the identity document is genuine, altered or counterfeit. It examines such features as covert digital watermarks, barcodes, magnetic stripes and other machine-readable features. Documents are then archived digitally for use in appropriate subsequent investigations, and to meet the requirements of the new REAL ID Act.

Recently, the Company announced upgrades to IDVS to facilitate customer compliance with new Homeland Security requirements for improving the validation of identities of federal employees and contractors. Under Homeland Security Presidential Directive 12, federal agencies are required to acquire the operational capability to collect, verify and archive the documents presented to establish the identity of all current and new federal employees and contractors. We believe that IDVS could be a valuable tool for use by federal agencies in achieving compliance with these requirements. The chart below outlines the document authentication and archiving workflow of Digimarc’s IDVS solution.

Applicant Identity Verification

The REAL ID Act requires that the source of each applicant identity document and key demographic data be verified. Digimarc was the first in the nation to deploy applicant verification, and its system has helped find hundreds of fraudulent attempts to obtain driver licenses. The Digimarc Identity Validation Suite aggregates access to key third-party verification services, such as Social Security verification and national driver registers. The verification step is integrated into Digimarc’s secure end-to-end workflow, allowing efficient identification and processing of exceptions and potential fraud cases, while ensuring timely processing of valid applications.

Image Capture

The Digimarc Image Capture Station enables secure ID and driver license issuers to capture high-quality portraits, signatures and fingerprints needed to complete the intake and enrollment process. This step is essential to customer satisfaction through high-quality photos, reliable biometric verification, and crucial to producing a portrait that serves the security function and provides a high-quality image of the applicant.

Biometric Verification

Another critical check to verify identity is to ensure that the applicant has not already been issued a driver license under another name or identity. The biometrics component of the Digimarc Identity Validation Suite is a modular, scalable component of our secure ID solution that incorporates both fingerprint and facial recognition capabilities. Digimarc was the first to employ facial recognition as a verification step for driver license issuance. We apply our years of solution design and delivery experience to select top-rated, best-of-breed algorithms and integrate them into IDVS to help our customers identify applicants who are already in the system—by aiding their screening process with automatic comparison of facial features or fingerprints to the issuer’s biometric databases and, for commercial drivers of Hazardous Materials, against FBI databases. Digimarc’s solution offers a proven, effective means of reducing applicant fraud that has been successfully deployed—catching hundreds of fraudulent applicants per year—in multiple states.

Secure ID Production

Once an applicant’s information and image have been captured, screened and verified, our systems enable issuers to securely produce and personalize a secure and highly-durable driver license. Digimarc offers secure over-the-counter instant issue systems, central issuance systems, and hybrid over-the-counter / central issue options. In both the central issue and over-the-counter workflows, Digimarc provides secure materials management, complete field service, and integrated operation with the issuers’ data center applications. Digimarc is positioned to satisfy a State’s choice of production workflow, based on what the State feels best fits its population distribution, customer service requirements, and security policies.

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

Point of Inspection Validation

Once a State or national issuer has used best practices to process an applicant and issue a highly secure and durable identity document, the Secure ID lifecycle is not complete unless that document’s routinely validated at the point of use. With the introduction of security features such as digital watermarks, today’s secure IDs carry machine-readable features that allow for low-cost and effective cross-jurisdictional authentication of identity documents, taking the guesswork out of determining if a presented ID matches one of the more than 240 valid driver license designs. Digimarc is pioneering the use of point of inspection validation in its work with the U.S. Department of Transportation, which provided the Company with a grant of approximately $1 million to study the use of digital watermarking in driver license authentication in the State of Nebraska.

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

•  Protect entertainment content from copyright infringement

•  Track and monitor entertainment content for rights usage and licensing compliance

•  Monitor advertisements to verify ad placement and measure return on investment, and

•  Enable fair and legitimate use of content by consumers

During the third quarter of 2005, we signed a multi-year patent licensing agreement with Dolby Laboratories, including its wholly owned Cinea, Inc. subsidiary. The agreement facilitates the expansion of Cinea’s current digital watermarking business to offer a more complete range of solutions for protecting the management and distribution of digital movie content. Our business partners in this area now include Activated Content,  Dolby Laboratories (including its wholly owned subsidiary Cinea), MediaGrid, Nielsen Media Research (which recently acquired AudioAudit), Royal Philips Electronics, Signum, Teletrax (under sublicense from Philips), Technicolor (under sublicense from Philips), Verance and Verimatrix. While each partner addresses particular customer needs, as a whole they are propagating digital watermarking in music, movies, images, and television and radio as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

Digital watermarking solutions in this sector from our business partners include the following:

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

Digital watermarking may also play a role in the movie industry’s transition from film reel distribution to digital file format distribution for theatrical release. In July 2005, the Digital Cinema Initiative, which is supported by Disney, Fox, MGM, Paramount, Sony Pictures Entertainment, Universal and Warner Bros. Studios, released its Digital Cinema System Specification, which details industry guidelines designed to help spur deployment of digital cinema systems for the hundreds of thousands of movie theater screens in the United States and around the world while establishing uniform levels of security, distribution, performance, reliability and quality control. The specification requires that digital cinema systems be capable of applying digital watermarks in both the video and audio streams of digital movies upon request of the studios or other content providers. The digital watermarks can be used as a forensic tool to help identify the theater, location, production version and even the date and time that a film plays in a specific theater.

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

Copy Prevention:   Digital watermarks allow companies to control the use of copyrighted image, audio and video content. A watermark travels with the content, persisting through the changes in file format, and through transformation between digital and analog form. This allows the content owner to specify whether or how often the work can be legally copied or shared without visually or audibly impairing the work. It also allows greater and safer dissemination of copyrighted works while at the same time ensuring appropriate compensation to the owners. Digital watermarking from Verance, a Digimarc business partner, has been deployed in conjunction with licensed DVD-audio implementations to prevent playback of unauthorized copies. Digital watermarking is currently under consideration as an important security layer for additional audiovisual media content and in October of 2005, DVD Copy Control Association (DVD-CCA) issued a Request for Expressions of Interest to evaluate technologies for the purpose of selecting a technology for use in marking audio-visual content to convey certain content control information (“CCI”). The selected technology will be used to enhance the Content Scramble System (“CSS”) copy protection system for audio-visual content that is used to protect DVD movies. The DVD-CCA’s earlier watermarking evaluation efforts concluded in July of 2002 without selection of a watermarking technology. According to the DVD-CCA Request, it appears that they anticipate that the optimal solution for addressing their needs is likely to be audio watermarking. More information can be found at www.dvdcca.org.

Digital Image Management:   Our own digital watermarking product portfolio includes our Digimarc ImageBridge and Digimarc MyPictureMarc products, focused on digital image management, Digimarc announced earlier this year upgrades to its image protection products targeted to creative professionals, and published a beta version of an enhanced desktop image search made possible by digital watermarking

MyPictureMarc 2005, an update to our subscription-based offering available at www.digimarc.com/mypicturemarc, was released earlier this year to give photographers and other creative professionals new and enhanced layers of security for protecting their digital image collections—including digital watermarking for copyright communication, enhanced digital rights management tracking, online image backup and the capability to add visual watermarking identifiers.

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

In addition to these solutions, Digimarc anticipates additional digital watermark media solutions may emerge such as the following:

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

Customers

The bulk of Digimarc’s revenues arise from supplying infrastructure pursuant to long-term contracts with government agencies, primarily U.S. state Departments of Motor Vehicles, a consortium of leading Central Banks, and national governments of various foreign countries. Our contract with the Central Banks is in its eighth year. Last year we agreed upon a 5-year extension, with two additional 3-year extensions that we expect to be implemented. The retention rate for our driver license customers is high. The remainder of the Company’s revenues is generated primarily from patent license fees paid by business partners providing media and rights management solutions to major movie studio and music labels, television and radio broadcasters, corporations, and creative professionals around the world. A sample of representative customers and business partners follows:

•  State and national government agencies that issue driver licenses, national IDs and voter credentials, including 32 U.S. states, the District of Columbia, two Canadian provinces, Latvia, Mexico and Russia

•  An international consortium of the world’s leading Central Banks

•  Activated Content, Dolby Laboratories (including its wholly owned subsidiary Cinea), MediaGrid, Nielsen Media Research (which recently acquired AudioAudit), Royal Philips Electronics, Signum, Verance and Verimatrix

Growth Prospects

The Company believes that there are significant growth opportunities in both the public and private sectors. With respect to secure identity management, we believe that we have good opportunities for service revenue growth in the fourth quarter of 2005 as compared to 2004 as a result of our marketing successes in 2003 and 2004, (including new programs for digital driver license systems in Florida, Alabama and Ohio that are expected to reach full production levels during 2005). Consistent with the historical seasonality of our revenues, we expect revenues in the fourth quarter of 2005 to be lower than revenues in the third quarter of 2005.

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

Subsequent Events

Subsequent to the end of the quarter, the Texas Department of Public Safety selected Digimarc in a competitive bid to provide image capture systems, design and produce a new highly secure driver license, and improve issuance security with facial recognition and fingerprint biometrics, under a new five-year contract valued at nearly $30 million.

The new Texas driver license is built upon Digimarc’s innovative, highly secure and durable ExianEvident™ card architecture, a revolutionary advance in counterfeit- and tamper-proof card construction. The driver license will be produced in Digimarc’s Texas central issue factory, using best practices for secure issuance. The system also includes implementation of facial recognition and fingerprint matching, via the Digimarc Identity Validation Suite (IDVS), to screen for fraud in both new issuance and renewals.

In the media and entertainment market, according to recent statements by studio executives, such as published in the October 27 edition of Warren’s Consumer Electronics Daily, audio watermarking technology may also be under consideration as a security element for protection of new high definition media formats such as HD-DVD and Blu-ray.

Subsequent to the end of the quarter, the DVD Copy Control Association (DVD-CCA) issued a Request for Expressions of Interest to evaluate technologies for the purpose of selecting a technology for use in marking audio-visual content to convey certain content control information (“CCI”).  The selected technology will be used to enhance the Content Scramble System (“CCS”) copy protection system for audio-visual content that is used to protect DVD movies. The DVD-CCA’s earlier watermarking evaluation efforts concluded in July of 2002 without selection of a watermarking technology. According to the DVD-CCA Request, it appears that they anticipate that the optimal solution for addressing their needs is likely to be audio watermarking. More information can be found at www.dvdcca.org.

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

Results of Operations

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Service	84%	85%	84%	79%
Product and subscription	16	15	16	21
Total revenue	100	100	100	100
Cost of revenue:
Service	55	51	56	47
Product and subscription	7	7	7	14
Total cost of revenue	62	58	63	61
Gross profit	38	42	37	39
Operating expenses:
Sales and marketing	16	13	16	12
Research, development and engineering	11	8	11	7
General and administrative	23	29	27	24
Amortization of intangibles	4	3	4	3
Total operating expenses	54	53	58	46
Operating income (loss)	(16)	(11)	(21)	(7)
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	0	0	0	0
Total other income, net	1	1	1	1
Income (loss) before provision for income taxes	(15)	(10)	(20)	(6)
Provision for income taxes	(1)	0	0	0
Net income (loss)	(16)%	(10)%	(20)%	(6)%

Revenue

Total revenue was $26.8 million and $75.9 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to total revenue of $23.5 million and $70.7 million for the three- and nine-month periods ended September 30, 2004, respectively, and represented a 14% and 7% increase over the three- and nine-month periods ended September 30, 2005 and 2004 respectively. The changes in total revenue between the comparable three- and nine-month periods of 2005 and 2004 resulted primarily from additional programs added in late 2004 and early 2005, such as Florida, Alabama, Mexico, Latvia and Ohio that are either at full production or expected to reach full production by the end of the year. This increase in revenue was partially offset by a small number of contracts ending.

In addition, we have observed seasonality in our revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. We expect our results in the fourth quarter of 2005 to be consistent with this pattern of seasonality.

Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of September 30, 2005 will generate more than $210 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect approximately $20 million of this amount to be recognized as revenue during the remainder of 2005. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.

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

Some factors that lead to decreased backlog are:

•  Recognition of revenue associated with backlog currently in place,

•  Periods following low bid activity,

•  Contracts with shorter contractual periods replacing contracts with longer contractual periods, and

•  The revenue model utilized for a particular customer (e.g., a “price-per-card” model with a large associated backlog vs. a “hardware and consumables” model with a small associated backlog).

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. For example, the three-month period ended September 30, 2005 followed a period of low bid activity, and as a result we have consumed backlog during the quarter without large replenishments from competitive bid wins. However, during the same three-month period we had higher bid activity, and as a result we have announced and expect to announce new contracts that have been awarded. As a result, we expect backlog at the end of the year to increase from the September 30, 2005 level. In addition, over the next year or so, we anticipate several states to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another example is the variable revenue model. Two of our recent domestic driver license issuance system sales were not our characteristic price-per-card model, but instead included hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor; and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. Revenue from international customers was $5.5 million and $14.6 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $4.6 million and $15.7 million for the three- and nine-month periods ended September 30, 2004, respectively. International sales represented 21% and 19% of our total revenue during the three-month periods ended September 30, 2005 and 2004, respectively, and 20% and 22% of our total revenue during the nine-month periods ended September 30, 2005 and 2004, respectively. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause noticeable spikes in quarterly revenue and variations in gross profit trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is somewhat less predictable than are service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the U.S.

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

Service revenue was $22.4 million and $63.6 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $20.0 million and $55.5 million for the three- and nine-month periods ended September 30, 2004, respectively. The $2.4 million or 12% increase for the three-month period and the $8.1 million or 15% increase for the nine-month period ended September 30, 2005, respectively, as compared to the corresponding three- and nine-month periods of 2004, were primarily due to issuance revenue from new programs for Mexico and Latvia, which started generating revenue in the second quarter of 2004, Florida, which started in the third quarter of 2004, Ohio, which started in the first quarter of 2005, and Alabama, which started in the second quarter of 2005, offset partially by contracts that ended and contracts that converted to consumable sales.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to various software products.

Product and subscription revenue was $4.4 million and $12.3 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $3.5 million and $15.1 million for the three-

and nine-month periods ended September 30, 2004, respectively. The $0.9 million or 25% increase for the three-month period ended September 30, 2005 as compared to the corresponding three-month period from the prior year was primarily due to the timing of a non-recurring sale to a foreign customer that occurred in the three-month period ended September 30, 2005 without a corresponding sale in the same period last year. The $2.8 million or 18% decrease for the nine-month period ended September 30, 2005 as compared to the corresponding nine-month period from the prior year was primarily due to the timing of larger non-recurring sales to domestic and foreign customers that occurred in 2004, partially offset by smaller non-recurring sales to domestic and foreign customers that occurred in 2005.

Cost of Revenue

Service.   Cost of service revenue primarily includes costs of consumables used in delivering a service, compensation for software developers, quality assurance personnel, product managers, field operations personnel, business development personnel and outside contractors, depreciation charges for machinery, equipment and capitalized software, deployment costs used specifically for service delivery, provisions for obsolete and excess inventories, and travel costs directly attributable to service and development contracts.

Cost of service revenue was $14.7 million and $42.7 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $11.9 million and $33.2 million for the three- and nine-month periods ended September 30, 2004, respectively. The $2.8 million or 23% increase for the three-month period and $9.5 million or 29% increase for the nine-month period ended September 30, 2005, respectively, as compared to the corresponding three- and nine-month periods of 2004 were primarily the result of higher consumables and general support costs related to the higher revenue identified above, higher depreciation on revenue-generating assets, increased costs to deliver support and maintenance for new and existing programs, and increased freight costs related to higher shipping activity, partially offset by lower inventory reserves.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue was $1.8 million and $5.2 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $1.8 million and $10.1 million for the three- and nine-month periods ended September 30, 2004, respectively. The absence of change for the three-month period and $4.9 million or 48% decrease for the nine-month period ended September 30, 2005, respectively, as compared to the corresponding three- and nine-month periods of 2004 were the result of higher margin sales in the first three quarters of 2005 as compared to the prior year and lower overall product and subscription sales for the nine-month period, yielding a decrease in product and subscription cost of revenue.

Gross Profit

Overall gross profit as a percentage of revenue for the three- and nine-month periods ended September 30, 2005 and was 38% and 37%, respectively, compared to the 42% and 39% for the three-and nine-month periods ended September 30, 2004, respectively, largely for the reasons stated above under the “Cost of Revenue” section.

In addition, we have observed that our variable costs to deliver incremental revenue have remained relatively consistent from period to period when based on a percentage of revenue (such costs include the price of materials and labor to produce an identification card); however, our fixed costs as a percentage of revenue are larger. These fixed costs include amortization and depreciation of costs incurred during the delivery process (such costs are capitalized and then amortized or depreciated over the life of the contract)

and include field service personnel costs (such personnel are used to perform maintenance on our deployed systems). The current higher fixed costs as a percentage of revenue are a result of a several factors. The primary factor relates to some new programs involving competitive wins, where we have provided a complete system replacement using advanced technologies. These programs have recently been completed and transitioned from deployment to revenue production, and thus are now affecting margins. These installations were particularly challenging for us, representing a stretch in terms of scope from our historical system deliveries. We were successful in delivering these programs, but at higher costs than have been customary. In one other case, we bid the program at relatively low margin as part of a market development strategy that we believe will yield good long-term performance. The fixed costs for these systems, which include amortization and depreciation of costs capitalized during the delivery process as well as field service and operational costs to manage and maintain them, are higher than average and, thus, reduce reported margins. We anticipate that we will be able to improve margins in these accounts over time and earn a good return on investment over the life of the account relationship.

We have observed seasonality in the production of driver license issuances and corresponding revenue in the United States, with larger volumes in the second and third quarter of the year, and generally lower volumes in the first and fourth quarters. The fourth quarter is usually the seasonally low quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of seasonality and straight line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins as a percentage of revenue in the second and third quarter of the year and decreasing margins as a percentage of revenue in the first and fourth quarters of the year, while having a neutral effect on a yearly basis. We continue to study the predictability of seasonal trends and are evaluating potential changes in our depreciation and amortization methods to more closely match the production seasonality in our business.

Operating Expenses

Sales and marketing.   Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $4.3 million and $12.0 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $3.1 million and $8.5 million for the three- and nine-month periods ended September 30, 2004, respectively.

The $1.2 million or 39% increase for the three-month period resulted primarily from the following:

•  employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $0.6 million due to personnel mix for higher level focus on marketing and governmental activities, and higher benefit program costs;

•  increased bids and proposal work of $0.5 million;

•  increased presence at tradeshows, advertising, consulting fees and event sponsorship of approximately $0.2 million;

•  increase in other sales and marketing expenditures of $0.2 million;

•  partially offset by a one time impairment charge of $0.3 million taken in the three-month period ended September 30, 2004 related to an investment in a company licensed to market our watermarking technology.

The $3.5 million or 41% increase for the nine-month period resulted primarily from the following:

•  employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $1.8 million due to personnel mix for higher level focus on marketing and governmental activities, and increased benefits;

•  increased bids and proposals work of $0.7 million;

•  increased presence at tradeshows, advertising, consulting fees and event sponsorship of approximately $0.5 million;

•  increase in other general and administrative sales and marketing expenditures of $0.5 million;

•  partially offset by a one time impairment charge of $0.3 million taken in the three-month period ended September 30, 2004 related to an investment in a company licensed to market our watermarking technology.

We anticipate that we will continue to invest at or above the current run rate in sales and marketing in the near term while moderating spending in the longer term.

Research, development and engineering.   Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors. Research, development and engineering expenses were $2.9 million and $8.4 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $1.9 million and $5.2 million for the three- and nine-month periods ended September 30, 2004, respectively.

The $1.0 million or 50% increase for the three-month period resulted primarily from the following:

•       employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $0.6 million; and

•       application of resources from capital projects of $0.3 million to research activities to enhance existing products, develop new products, and focus on requirements of the recently passed REAL ID Act.

The $3.2 million or 61% increase for the nine-month period resulted primarily from the following:

•       employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $2.2 million; and

•       application of resources from capital projects of $0.8 million to research activities to enhance existing products, develop new products, and focus on requirements of the recently passed REAL ID Act.

We anticipate that we will continue to invest at or above the current run rate in research and development in the near term while moderating spending in the longer term.

General and administrative.   General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, information technology personnel, facilities costs, legal, human resources and other professional fees, and depreciation and amortization expense not directly associated with programs. General and administrative expenses were $6.2 million and $20.2 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $6.7 million and $16.6 million for the three- and nine-month periods ended September 30, 2004, respectively.

The $0.5 million or 8% decrease for the three-month period resulted primarily from the following:

•  decreased bad debt expense charges of $0.4 million;

•  rent expense decreased $0.3 million related to accelerated charges in 2004 to move the corporate office;

•  partially offset by increased audit and consulting fees of $0.1 million primarily related to our Sarbanes-Oxley audit, compliance activities, remediation efforts, and finance staff expansion.

The $3.6 million or 22% increase for the nine-month period resulted primarily from the following:

•  increased headcount and skills mix to address enhanced governance and internal controls drove up employee-related expenses such as salaries, benefits, recruiting costs, and incentive plans by $1.8 million;

•  audit and consulting fees increased $1.8 million primarily related to our year-end audit, restatement work, Sarbanes-Oxley audit, and finance staff expansion;

•  increased software expense of $0.3 million related to continued licensing costs and software upgrades;

•  increased other administrative costs of $0.3 million related to support for our growing infrastructure;

•  partially offset by decreased bad debt expense charges of $0.2 million; and

•  rent expense decreased $0.4 million related to accelerated charges in 2004 to move the corporate office.

We anticipate that we will continue to invest in finance and IT and the operational infrastructure at our identification systems business to more effectively manage growth in the context of increased regulatory requirements. We also anticipate that we will invest above our current run rate in general and administrative in the near term while moderating spending in the longer term.

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

Amortization expense was $1.1 million and $3.3 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $0.7 million and $1.9 million for the three- and nine-month periods ended September 30, 2004, respectively. The $0.4 million or 67% increase for the three-month period and $1.4 million or 76% increase for the nine-month period ended September 30, 2005, respectively, as compared to the corresponding three- and nine-month periods of 2004 resulted primarily from the accelerated amortization of intangible balances based on current estimates of useful lives.

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.2 million and $0.7 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $0.2 million and $0.6 million for the three- and nine-month periods ended September 30, 2004. The slight increase resulted from higher interest earned on lower cash and investment balances partially offset by higher interest expense related to capitalized leases.

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense from profitability in foreign jurisdictions. Due to the uncertainty of realization of deferred tax assets, including those generated in the current period, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2005. We will continue to evaluate the realizability of our net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine that the realization of these assets is more likely than not.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents, restricted cash, and short-term investments of $33.4 million, representing a decrease of approximately $18.4 million from $51.8 million at December 31, 2004. The decrease primarily resulted from investments in significant new program implementations, in particular in Florida and Alabama, and cash used to fund operations during the first half of 2005. As of September 30, 2005, $7.3 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Due to the losses incurred during 2004 the terms of restriction changed and we were required to classify the restricted cash as long-term. Working capital at September 30, 2005 was $36.1 million, compared to working capital of $48.9 million at December 31, 2004. The decrease in working capital resulted primarily from investments made in the new Florida and Alabama programs.

The $4.6 million of cash used in operations for the nine months ended September 30, 2005 resulted from a net loss of $15.6 million, partially offset by non cash items related to depreciation and amortization of $14.0 million and an increase in accrued payroll and related costs of $1.8 million. Items negatively affecting cash used in operations were a decrease in accounts payable of $4.9 million and an increase in trade and unbilled accounts receivable of $1.2 million. The $9.2 million of cash provided by operations for the nine months ended September 30, 2004 was positively impacted by an increase in accrued payroll and related costs of $1.2 million, a decrease in restricted cash of $1.7 million and depreciation and amortization of $9.7 million, partially offset by $4.5 million of net loss for the period and an increase in trade and unbilled accounts receivable, net of $2.3 million.

The $6.1 million of cash provided by investing activities for the nine-month period ended September 30, 2005 primarily related to $18.8 million in net sale or maturity of short-term investments partially offset by $12.7 million for the purchase of property and equipment, including capitalization of labor costs. The $12.9 million of cash used in investing activities for the nine months ended September 30, 2004 was related primarily to $32.0 million for the purchase of property and equipment, including capitalization of labor costs, partially offset by $19.0 million in net sale or maturity of short-term investments.

The $0.1 million of cash used in financing activities for the nine-month period ended September 30, 2005 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock. The $1.8 million of cash provided by financing activities for the nine months ended September 30, 2004 primarily related to the issuance of stock. On January 7, 2004, five holders of warrants to purchase shares of common stock exercised their warrants for an aggregate of 74,506 shares of common stock, which resulted in approximately $1.0 million of gross proceeds to us. The remaining proceeds resulted from the issuance of stock related to our stock incentive plans, which were partially offset by principal payments on capital leases of $0.1 million.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $9.2 million as of September 30, 2005, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.1 million as of September 30, 2005, are payable in monthly installments through March 2009.

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

We have driver license contracts with various states that are not yet fully deployed for which we have estimated the amounts to complete. In order to complete these contracts, we estimate we will incur approximately $2.3 million of expenditures. The estimates are derived from information known to the Company at the time the estimates were prepared. Such estimates were prepared as of quarter end. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business..

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including with regard to programs in Florida, Ohio, Alabama, Latvia and Mexico and with regard to opportunities to facilitate efforts of State government agencies to comply with REAL ID, statements regarding the expected deployment of programs in 2005, statements regarding anticipated expenses, costs, margins and investment activities in the foreseeable future, statements regarding anticipated revenue to be generated from current contracts and as a result of new programs, statements regarding the investments required to complete certain driver license programs and the Company’s ability to recoup those expenses under the relevant contract, statements regarding our profitability in future periods, statements regarding our the development and growth of the market for digital watermarking technology, statements regarding business opportunities that could require that we seek additional financing, statements regarding the existence of international growth opportunities and our future investment in such opportunities, statements regarding the continuance of operational pressures on our identification systems business in future quarters, statements regarding the source of a majority of our future revenue, statements regarding the contribution of new sales channels in domestic and foreign markets to our future results, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding the timing of the completion of the design and implementation of new and enhanced controls and procedures, statements regarding the anticipated improvement in operations as a result of recent changes in leadership and staffing, statements regarding our expected short-term and long-term liquidity positions, statements regarding our use of cash in upcoming quarters, statements regarding anticipated levels of backlog in future periods, statements regarding anticipated extensions of the term of our contract with the Central Banks, and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, the failure of the potential markets for the Company’s digital watermarking technology to develop as anticipated, the adoption of alternative technologies within these markets, the inability of the Company to become profitable, inherent limitations in all control systems and related procedures, risks as to litigation and related matters in connection with our restatement of financial results, the actual timing and impact of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, changes resulting from any key personnel additions or changes, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this Form 10-Q or in our other documents filed with the SEC, including our Form 10-K for the year ended December 31, 2004. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Risk Factors

Our business, financial condition, results of operation and cash flows may be impacted by a number of factors, including the factors set forth below.

Given our history of losses, we cannot guarantee sustained profitability, particularly if we were to lose large contracts.

We incurred significant net losses from inception through the fiscal year ended December 31, 2002, during 2004, and the first three quarters of 2005. Our accumulated deficit as of September 30, 2005 was $80.5 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Even though we have achieved profitability in the past, we were not profitable in 2004 or the first part of 2005. A return to profitability will depend upon a variety of factors, including the impact of new regulatory mandates requiring us to expense stock options, the amount of costs we incur in connection with our compliance with Sarbanes-Oxley, and the extent of any ongoing expenses that we incur in connection with our restatement and related matters, such as our continuing remediation efforts with respect to financial controls as well as expenses related to litigation and other proceedings that have arisen as a result of the restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

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

Products and systems as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant and decrease our profits.

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

We expect our secure identity systems business to experience variability in gross margins.

We are likely to experience variability in gross margins on our government contracts due to numerous factors, including, among other things, the following:

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

Some of our key technologies are in the development stage. Consequently, products incorporating these key technologies are undergoing technological change and are in the early stage of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our revenue. In addition, we may be required to incur unanticipated capital expenditures in the event product changes or improvements are required. Additionally, new industry standards might redefine the products that we are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products and achieving profitability from these products could be delayed or halted. We also may be required to fund such changes or improvements out of operating income, which could reduce or eliminate our profitability.

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

For example, our business and our strategy rely, in part, on deployment of our watermark reader technology by third parties. One form of our watermark reader is commonly deployed in image editing applications (offered by vendors including Adobe, Corel and Ulead) to permit users of these products to read watermarks embedded in imagery, and thereby discern the identities of image owners. Another form of our watermark reader is used in our anti-counterfeiting product offerings. If third parties who include such technology in their products, and other parties whom we expect to include such technology in their products, decline to do so, then we would lose a portion of our currently anticipated revenue and we may suffer other adverse affects to our business model. Although such anticipated revenue amounts are not currently significant, they may be in the future.

Some of our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

Some of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenue will be from government and private-sector customers for providing security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to such customers. We have not fully developed revenue models for certain of our future digital watermarking applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some such products and services will not directly displace existing solutions, we cannot be certain that the revenue models for these products and services will gain market acceptance or be sustainable over time or that the pricing structure and marketing for such products and services will be effective.

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

From time to time we may acquire other businesses, assets and technologies. Such acquisitions involve certain risks. We may not be able to identify, negotiate or finance any future acquisition successfully. We may incur additional or one-time charges related to the pursuit of acquisitions or restructurings or other matters in connection with acquisitions. Other than the acquisition of the LGP business unit of Polaroid in 2001, we have limited experience in integrating an acquired business into our existing business. The process of integration may produce operating difficulties (like those experienced with the LGP acquisition) and may require significant attention of our management that otherwise would be available for the ongoing development of our business. In the end, we may be unsuccessful in integrating an acquired business, technology or other asset with our existing business. Moreover, if we make acquisitions, we may issue shares of our stock that would dilute the equity holdings of our existing stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible and other acquired assets. Any of these may result in reduced earnings and cause our stock price to decline. Our due diligence of acquired companies may fail to reveal material risks or liabilities. Additionally, in order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, and we may not be successful in doing so on satisfactory terms. Any financing that we might need for future acquisitions may also place restrictions on our business. Furthermore, we may never achieve any of the benefits that we might anticipate from a future acquisition.

As international customers have accounted for approximately 19% of our total revenue during the nine months ended September 30, 2005, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

•       difficulty in managing foreign operations; and

•       political and economic instability.

If we are affected by these risks, our sales of products and services to customers outside the U.S. could be reduced significantly, as such customers may decide to terminate or delay the implementation of our products and services. Any such actions by foreign customers, in particular foreign government authorities, could potentially delay or reduce our anticipated revenue under our contracts with such customers, and we may have limited recourse against them to recover any potential losses.

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

A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations and fixed price terms, as well as a variety of other provisions that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly.

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

In addition to our normal price-per-card issuance contracts, we occasionally enter into agreements to sell entire systems or portions of a system for an agreed upon price. These contracts normally do not have clauses that allow for recovery of cost overruns. Under these contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. We have experienced low margins or losses on some of these contracts in the recent past. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

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

A loss of a material supplier could have a material adverse effect on our ability to perform effectively under some of our contracts.

We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. While we strive to have alternative suppliers provide us with many of our products, a loss of one or more of such suppliers could have a material adverse effect on our ability to perform effectively, if at all, under some of our contracts.

We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business, reduce the perceived valuation of the company and result in a lower stock price.

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

If we are not able to retain, hire or integrate qualified personnel, we may not be able to meet our commitments.

Our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. Similarly, without the continued contributions of our key finance personnel, we believe that our ability to meet our reporting obligations and operate successfully as a public company may be limited. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our restatement, late SEC filings, shareholder litigation and financial performance. In addition, these events may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. In addition, our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

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

As a result of the Company’s failure to timely file its Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005 and the Company’s failure to timely file its Form 10-K for the fiscal year ended December 31, 2004, the Nasdaq Listing Qualifications Panel (the “Nasdaq Panel”) notified the Company that its common stock was subject to delisting from The Nasdaq National Market. Subsequently, the Company filed the delinquent reports and there are no pending delisting proceedings with respect to the Company’s common stock. The Company has filed all periodic reports required to be filed with the SEC and is in compliance with all requirements for continued listing on the Nasdaq National Market. However, if the Company fails to timely file periodic reports that are required to be filed with the SEC in the future, our common stock may be delisted from the Nasdaq National Market. If our common stock is delisted, it would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems. In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the inability of the Company to raise additional equity capital, and fewer business development opportunities.

We could face adverse consequences as a result of our late SEC filings and the restatement of our historical financial statements.

We failed to timely file our Form 10-Q for the quarterly periods ended September 30, 2004 and March 31, 2005 and our Form 10-K for the year ended December 31, 2004. As a result of these late filings, we will not be eligible to use a “short form” registration statement on Form S-2 or S-3 until June 1, 2006. Our inability to use a short form registration statement may impair our ability, or increase the costs and complexity of our efforts, to raise funds in the public markets should we desire to do so during this one year period. In addition, if we are unable to remain current in our financial filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so.

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

Remediation Activities

Digimarc places the highest priority on addressing these matters. Under the direction of our senior management and the participation and oversight of our audit committee, we have implemented significant changes to our infrastructure and related processes over the past several quarters, and continue to address these matters and will make changes as appropriate. In addition to changes already implemented and previously reported in our Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005, the following changes have been made during the quarter ended September 30, 2005 to improve our internal controls.

1.     We have hired several new employees into the finance and accounting organization to improve the overall quality and level of experience in the organization. We are continuing to actively recruit and hire new employees to add further depth to the finance and accounting organization.

2.     We have made, and will continue to make, changes in our finance and accounting processes to provide clearer segregation of responsibilities and supervision. Of particular significance is our monthly and quarterly close process which has been enhanced to include additional analysis and support for the financial accounts as well as improved documentation supporting controls over compilation and preparation of our quarterly financial statements.

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

7.     We have implemented formal procedures to estimate and document international tax expense and established a procedure to true up prior filings. In addition, we have established procedures to estimate and record our state and local tax expense and exposure.

We continue to take remedial steps to strengthen our internal control over financial reporting and enhance our reporting processes. Moreover, our on-going control assessment and improvement activities have resulted in some, and may result in further, remediation efforts with respect to some of our accounting processes, in particular with regard to cost capitalization and project accounting. Given the time requirements and resources necessary to test our processes, there can be no assurance as to when we will be fully compliant with the requirements relating to internal control over financial reporting and other aspects of Section 404.

Other than as described above, management does not believe there have been any changes in the Company’s internal control over financial reporting during the fiscal quarter ending September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As described above, we have designed and implemented new controls to address the weaknesses identified in our internal control over financial reporting and we will continue to do so. Notwithstanding these improvements, our internal control over financial reporting may not be capable of preventing all instances of error or fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are knowledge and resource constraints in any such system, and a large number of complex permutations of facts, circumstances, accounting policies, procedural implications and business practices that must be considered. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the control systems we develop may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our current management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management as of September 30, 2005, and subject to the information set forth in this Item 4, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective.

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending.

Separately, on November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits. On August 25, 2005, the individual defendants filed a motion to stay this state court derivative lawsuit, and on September 26, 2005, the Court entered a stipulated order granting the motion and staying the case pending the outcome of an investigation by a committee appointed by the Company’s Board of Directors of the claims asserted in the demand letter and in the derivative lawsuits.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

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

DIGIMARC CORPORATION
Date: November 7, 2005	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Exhibits to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.2

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Exhibits to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2000)

3.3

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer