Form 10-K
period 2005-12-31
DIGIMARC CORP
filed 2006-03-13
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐                                Accelerated filer ☒                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2005), was approximately $112 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of January 31, 2006, there were 21,018,994 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2006 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

The following discussion of Digimarc’s business contains forward-looking statements relating to future events or the future financial performance of Digimarc. Digimarc’s actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Although Digimarc believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and Digimarc does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Factors Affecting Forward Looking Statements” in this Annual Report on Form 10-K, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, and other reports and filings made with the SEC.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes trademarks and registered trademarks of Digimarc Corporation. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

ITEM 1:               BUSINESS

Overview

Digimarc Corporation (“Digimarc,” “the Company,” “our” or “we”) is a leading supplier of secure identity solutions and advanced technologies for use in media management. Our solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

The Company issues more than 60 million identification documents (“IDs”) annually and is the leading supplier of government-issued citizen IDs in the United States (“U.S.”), producing more than two-thirds of all driver licenses issued in the U.S. Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking”, which allows imperceptible digital information to be embedded in all forms of digitally-designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. We provide solutions based on this technology directly and through our licensees. As of December 31, 2005, the Company held rights in 222 issued U.S. patents and 59 issued foreign patents on this technology and related technologies, applications, systems, and processes and had more than 500 U.S. and foreign applications pending. Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world.

Our principal administrative, sales, marketing, support, research, development and engineering facility is located in Beaverton, Oregon. Our secure ID systems business is headquartered in Burlington, Massachusetts, and our logistics center is in Fort Wayne, Indiana.

The substantial majority of the Company’s revenue is generated  pursuant to long-term contracts with government agencies—primarily U.S. state government agencies responsible for driver license issuance (“State DL Issuers”), a consortium of leading Central Banks, and national governments of a number of foreign countries. These systems rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

The remainder of our revenues is generated primarily from patent and technology license fees paid by business partners providing media and rights management solutions to movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world. Private sector media and entertainment industry customers use secure media management solutions from the Company and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from PCs and mobile devices.

Financial information about geographic areas is incorporated by reference to Note 7 of our consolidated financial statements.

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

History

Digimarc was incorporated in 1995. The Company was founded to commercialize a signal processing innovation known as “digital watermarking.” Digital watermarking is a technology breakthrough that allows our customers to infuse digital data into any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of such digital data enables a wide range of improvements in security and media management, and enables new business models for distribution and consumption of media content. We use digital watermarking as a value driver and differentiator in nearly all of our product offerings.

Banknote counterfeit deterrence was the first commercially successful use of digital watermarking. Digimarc, in cooperation with an international consortium of leading Central Banks, developed a system to deter the use of digital technologies in the unauthorized reproduction of banknotes. More recently, innovations based on the Company’s digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, Digimarc’s business partners, under patent license from Digimarc, are delivering digital watermarking solutions to track and monitor the distribution of music, television, movies and radio to consumers.

On the heels of 9/11, we realized that our expertise in security printing and digital imaging technologies and systems placed us in a position to understand both the digital threats to identity management credentials and the issuer’s environment. In late 2001, we acquired the Large Government Programs (“LGP”) business unit of Polaroid Corporation (“Polaroid”). The primary focus of this business is the production of driver licenses (“DLs”) and other IDs issued by government agencies. The acquired assets included all relevant software, hardware, services, materials science and distribution assets of Polaroid’s government-issued photo identification business.

In this strategic acquisition, we saw a unique opportunity to assist in efforts to deter identity theft and fraud and enhance transportation safety and Homeland Security through the combination of a new layer of security using our digital watermarking innovations and market-leading competence in secure ID solutions from Polaroid. The resulting business has more than 47 years of experience in the delivery and operation of secure ID issuance systems, has produced more than 2 billion issued IDs, and has guided customers through numerous major upgrades and technology migrations in ID security. We are the leader in deploying new solutions to meet driver license security and related service challenges. This includes being first to:

•       produce driver licenses with digital portraits;

•       deploy facial recognition and State-wide fingerprint matching in 1995 and 1996;

•       introduce market leading security features, including digital watermarking, Kinegrams, and secure card materials;

•       produce driver licenses in secure, networked central issuance factories;

•       offer driver license renewal by Internet; and

•       offer a comprehensive and modular ID validation and archiving suite to address recently enacted  Federal legislation, such as the REAL ID Act.

With increasing interest in issues surrounding Homeland Security, prevention of identity theft and fraud, traffic safety, copyright and intellectual property protection and establishment of new business models for digital distribution and use of media content, Digimarc has evolved from a technology-driven early stage company to an important supplier of critical infrastructure to government agencies and a strategic business partner to solution providers supporting the media and entertainment industry.

Vision and Mission

The Company’s vision is to improve the value of media content through technology. Its mission is two-fold:

•       Foster large-scale adoption of digital watermarking solutions licensed under the Company’s intellectual property

•       Be the most desired profitable supplier of driver license issuance systems

The provision of issuance systems for driver licenses and other government-issued credentials furthers the adoption of digital watermarking as this technology is increasingly included as a security feature of such documents.

Customers

The majority of Digimarc’s revenues is derived from supplying infrastructure to government agencies pursuant to long-term contracts, primarily State DL Issuers, a consortium of leading Central Banks, and national governments of various foreign countries. The retention rate for our driver license customers is high. Our contract with the Central Banks is in its eighth year. Last year we agreed upon a 5-year extension, with two additional 3-year extensions that we expect to be implemented.

The remainder of the Company’s revenue is generated through commercial applications of its digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners providing media and rights management solutions to movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world. Patent licensing is expected to continue to contribute most of the revenues from non-government customers for the foreseeable future.

Digimarc views its patent licensees and government agency customers as long-term business partners and believes that a focus on customer satisfaction will foster future growth and improved financial performance.

Representative customers and business partners include:

•       State and national government agencies that issue driver licenses, national IDs and voter credentials, including 32 U.S. states, the District of Columbia, two Canadian provinces, Latvia, Mexico and Russia;

•       an international consortium of the world’s leading Central Banks; and

•       Activated Content, Dolby Laboratories/Cinea, GCS Research, MediaGrid, Nielsen Media Research, Royal Philips Electronics, Thomson, Signum, Verance and Verimatrix.

Government Products and Services

The Company provides financial document security and secure ID solutions to government agencies:

Financial Document Security.   The Company has a multi-year contract with an international consortium of Central Banks in which it has developed, deployed, and is supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics. Work on the system began in 1997. Details of the system are confidential for security reasons.

Secure ID Solutions.   As the leading provider of government-issued secure IDs in North America, Digimarc systems produce more than 60 million driver licenses and other secure personal identification documents per year. Two-thirds of the U.S. states and many foreign governments, including Russia, Latvia, Mexico, and Canada, use Digimarc secure ID solutions to issue credentials to citizens. In North America, we are generally a prime contractor, providing full issuance systems to Federal, State, and Provincial departments of motor vehicles or other government issuing authorities. Our North American driver license issuance systems vary from jurisdiction to jurisdiction. These systems are typically provided pursuant to long-term (normally five or more years) contracts. The systems provided include the hardware, software, consumable supplies (such as ribbons, blank or preprinted card marterials, and laminates), and on-going support necessary for a “turnkey” solution. They typically involve custom software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all assets associated with the system and are responsible for maintaining the system over the contractual period. A digital driver license issuance system typically captures images (photo and signature) and demographic information, validates applicant identity, produces the actual driver license or identification document (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or other identity document to the individual licensee, stores the images and associated data in a database, and communicates with the issuer’s other systems for completion of processing of the driver license applicants.

Digital driver license workstations installed in government driver license offices typically consist of a personal computer, digital camera system, signature capture device, network interface hardware, and other associated peripherals as required, including card printers, receipt printers, dossier printers, scanners, fingerprint capture devices, and bar code readers. Most of this hardware is sourced from third-party suppliers. We provide software application components that drive the specific peripherals and workflow to process the applicants through the capture and printing sequences. Graphical user interfaces, encoding of business rules into the work flow sequences, and communication interfaces are custom developed to the specific needs of the customer. We provide services in conjunction with State and National databases to confirm the validity of applicant provided information. Some commercial “off the shelf” software is also provided, such as operating systems (typically Microsoft Windows XP), and virus protection. Additionally, we often provide the necessary database design, hardware, and software to store portrait, signature, and biometric images for later retrieval. We generally supply the document consumables, including card materials, custom laminates, printer ribbons, mailing supplies, and receipt paper.

In the case of installations that issue documents from a central location, we provide a large-scale central production system, including high-volume personalization printers, lamination and die cutting machinery, encoding equipment, workstations, files servers, and proprietary software to control the production process and adhere to process and product quality levels. The typical central production capability is designed to produce tens of thousands of documents per day. We usually provide the production facility and staffing for turnkey production of the documents pursuant to a fixed price contract.

Our sales and marketing organization for North America ID issuing systems is organized into geographic territories with senior level sales/business development professionals and program management assigned to each territory. Because our contracts are long-term in nature, and the market is relatively homogeneous and stable, long-term relationships are key to our successful positioning for new opportunities and for maximizing potential within existing accounts. Contracts are most often granted through competitive bidding based on either “best value” or “low compliant cost” to the issuing jurisdiction. A “Bids & Proposals” organization, consisting of bid managers, technical writers, production assistants and technical support, is responsible for working with our sales and program management staffs to deliver winning bids based on sales positioning and strategy. Our marketing group is responsible for translating market/sales needs into product plans, supporting the sales effort with necessary collateral and market positioning, and managing long-term company strategy. An industry association, the American Association of Motor Vehicle Administrators, to which all North American driver license agencies belong, provides us with another vehicle for marketing and education within our North American customer community through regional and international conferences, seminars, and trade shows.

In non-U.S. markets, where we provide driver licenses, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to international government agencies or their prime contractors. When we provide a partial credential issuance system to a customer, we usually transfer title of the assets to the customer upon delivery and typically have no further obligations. We are paid on standard billing terms upon delivery of the assets. When we provide services for a partial credential issuance system, we usually are paid in accordance with customary commercial practice upon performance of the services.

Our customers are increasingly sensitive to the issue of identity theft and fraud, to concerns around verifying personal identity and, in the case of U.S. customers, to the role that the U.S. driver license plays as a primary form of identity verification for personal access to secure facilities and public transportation, the conduct of financial transactions, and at point-of-sale for age restricted products such as alcohol and tobacco. As a result, we believe there will be increasing interest from our customers in a variety of fraud detection and prevention systems, including biometric-based solutions based on third-party technologies. We are a leading provider of biometric solutions in the driver license market, operating systems that process tens of millions of fingerprint or facial images. As an example, our facial recognition solutions can help our customers determine if an applicant may have already been issued a valid license within a particular jurisdiction, and our fingerprinting and fingerprint matching solutions can be used to verify an applicant’s identity prior to issuance of credentials such as a commercial driver license. Several States incorporate identity verification solutions which employ a background check on the applicant-supplied demographic data during the initial enrollment process, further enhancing the integrity of the issuance process.

We are working on broadening our security offerings to provide more integrated identity verification and fraud detection capabilities within the issuance workflow of our customers. Many aspects of our advanced technology solutions anticipate both the mandate of Federal legislation passed in May 2005 known as the REAL ID Act (the “REAL ID Act”) and the emerging consensus on best practices consistent with our product and service strategy. Some of the requirements of the REAL ID Act that may require states to upgrade to be in compliance include:

Applicant Data Capture

•       capture digital images of identity source documents in a transferable format

•       retain copies of source documents—7 years for paper or 10 years for image

•       conduct mandatory facial image capture

Identity Verification

•       verify, with the issuing agency, the issuance, validity, and completeness of each document

•       verify the legal residency of a person

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

Secure Credential and ID Validation

•       limit validity period of IDs

•       implement physical security features designed to prevent tampering, counterfeiting, or duplication

•       deploy common machine-readable technology, with defined minimum data elements

Serving government needs for citizen identity management involves successfully delivering solutions that span the secure ID lifecycle, ranging from demographic data capture, identity validation, and applicant data and biometric verification systems, to the design and secure production of credentials incorporating linked and layered security features, culminating with effective ID authentication deployed at various points of inspection. It also requires the expertise to integrate these solutions with existing government agency applications and IT infrastructure, and the service, support and training necessary to effectively manage the implementations over the course of long-term customer relationships. Digimarc has worked extensively with driver license issuers across the U.S. to strengthen their issuance systems and secure credential designs. As a result, the Company has identified and implemented numerous “best practices” throughout its processes and developed modular, flexible solutions designed to improve security within each component of the secure ID lifecycle—from the time an applicant applies for or renews his or her driver license; to the secure production and issuance of the ID to the legitimate cardholder; to the authentication of that document at a traffic stop, a bank, a border crossing, a store, or the DMV. The chart below maps Digimarc’s solutions to an overview of the secure ID lifecycle.

Applicant Data Capture and Identity Verification.   Validation of documents and verification of applicant identity are keys to the secure intake and enrollment process, and a critical step toward ensuring that driver licenses are only issued to legitimate applicants. In 2005, Digimarc introduced the Digimarc Identity Validation Suite (“IDVS”) to validate identity documents and verify the biometric and demographic data presented to establish an applicant’s identity. As identity credentials become more secure and difficult to counterfeit, counterfeiters turn to producing false breeder documents to fuel attempts to fraudulently obtain valid secure credentials. Thus the process of validating identity is becoming central to secure ID issuance as document quality improves, ensuring that only valid applicants receive genuine IDs. This market development is underscored by the focus of the REAL ID Act on identity validation. IDVS is the Company’s most strategic product offering in 2006, enabling migration to compliance with the REAL ID Act, and serving a growing demand by our customers for effective multi-factor identification of applicants. Digimarc’s role in the secure ID lifecycle is expanding to one that encompasses identity validation and leads the Company toward a larger role in the enrollment application. IDVS works in concert with other aspects of our solution such as our DL Imaging Capture Suite. The Capture Suite enables secure ID and driver license issuers to capture high-quality portraits, signatures and fingerprints needed to complete the intake and enrollment process. This step is important to security and customer satisfaction, providing high-quality photos and reliable biometric verification.

Secure Production.   Once an applicant’s demographic information and images have been captured, screened and verified, Digimarc solutions enable issuers to securely produce and personalize a secure and highly-durable driver license. Digimarc offers several flexible options, including secure over-the-counter instant issuance systems, central issuance systems, and hybrid over-the-counter / central issue systems.

Secure Credential.   An integral part of enhancing ID security is the design and production of the secure credential itself. Cost-effective security is achieved through a card architecture that combines multiple layered and linked security features such as digital watermarks, special printing and Kinegrams with durable, counterfeit-resistant materials in Digimarc’s line of proprietary card products. With its industry-leading Exian card products, Digimarc has developed and incorporated many innovative security features in its driver license credentials. Key among these is IDMarc, a Digimarc proprietary security feature built around the Company’s proprietary digital watermarking technology. This feature links together elements of the ID in a way that is imperceptible under normal use, can be added to existing designs, and is readily detected by enabled software and hardware. IDMarc enables post-issuance cross-jurisdictional validation of documents. Digimarc secure credentials often contain more than a dozen separate overt and covert security elements that protect against tampering or counterfeiting, and digital watermarking provides the core machine-readable security feature.

Point of Inspection Validation.   The secure ID lifecycle is not complete unless that document is routinely validated at the point of use. With the introduction of security features such as IDMarc, Digimarc’s secure IDs carry machine-readable features that allow for low-cost and effective cross-jurisdictional authentication, augmenting visual inspection to determine if a presented driver license matches one of the more than 240 valid driver license designs. Digimarc conducted a pilot study on point of inspection validation with the U.S. Department of Transportation and the State of Nebraska. The project included pilots with law enforcement and the retail sale of age-controlled products, demonstrating valuable applications to enhance citizen and traffic safety.

Media and Entertainment

The Company licenses its technology and patents and otherwise fosters development of the market for digital watermarking-based solutions for commercial as well as governmental uses. As of the filing date of this Annual Report on Form 10-K, these licenses have primarily involved use of our technology and patents in the media and entertainment area. Commercial customers use secure media solutions from Digimarc and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from PCs and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

•       deter piracy and illegal use of movies, music and images;

•  protect entertainment content from copyright infringement;

•       track and monitor entertainment content for rights usage and licensing compliance;

•       monitor advertisements to verify ad placement and measure return on investment; and

•       enable fair and legitimate use of content by consumers.

Our business partners include Activated Content,  Dolby Laboratories/Cinea, GCS Research, MediaGrid, Nielsen Media Research, Royal Philips Electronics, Signum, Thomson, Verance and Verimatrix. While each partner addresses particular customer needs, as a whole they are propagating digital watermarking in music, movies, images, and television and radio as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

Our business partners’ applications of digital watermarking include the following:

Forensic Tracking:   Forensic tracking allows content owners to determine when and where a unit of media content leaves its authorized distribution channel. The most common use of forensic tracking is in the entertainment industry, where music and movies are routinely distributed to executives, critics and other media outlets for promotion before they are released to the public. In recent years, copies of these ‘pre-release’ products have been leaked onto the Internet, or copied onto CDs and DVDs, and sold as “bootlegs” well ahead of their commercial release. These unauthorized activities result in loss of revenues for the artists, the studios and the music labels.

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

The use of digital watermarking solutions from our business partners for forensic tracking of pre-release movies and music has gained a strong foothold in Hollywood. For instance, digital watermarking is incorporated in millions of audio tracks from major record labels to identify and track leaks of promotional, pre-release music onto the Internet. Customers of these solutions from Digimarc and business partners such as Activated Content and Philips Electronics include SonyBMG, Universal Music Group and Warner Music, mastering studios, disk duplicators and online business-to-business music distributors. In a similar application for movies, digital watermarking has been identified by representatives of the movie studios as dramatically reducing piracy of movies in the Academy Award screener program.

Digital watermarking may also play a role in the movie industry’s transition from film reel distribution to digital file format distribution for theatrical release. In July 2005, the Digital Cinema Initiative, which is supported by Disney, Fox, MGM, Paramount, Sony Pictures Entertainment, Universal and Warner Bros. Studios, released its Digital Cinema System Specification, which details industry guidelines designed to help spur deployment of digital cinema systems for the hundreds of thousands of movie theater screens in the United States and around the world while establishing uniform levels of security, distribution, performance, reliability and quality control. The specification requires that digital cinema systems be capable of applying digital watermarks in both the video and audio streams of digital movies upon request of the studios or other content providers. The digital watermarks can be used as a forensic tool to help identify the theater, location, and production version and the date and time that a film plays in a specific theater.

Broadcast Monitoring:   Broadcast monitoring allows clients to identify where, when and how their media content is being aired. This type of information is important to many different types of users. For example, every day, thousands of advertisements run in thousands of markets across the country. With highly regionalized cable, satellite and terrestrial delivery, advertising agencies and their clients need to know that the advertisements they pay for are actually being broadcast. By using digital watermarking-based services, these companies can monitor broadcasts in major media markets around the world, verify compliance by broadcast partners, and measure the effectiveness of the campaign. As another example of how such information is used, advertisers such as Coca Cola and Pepsi, and broadcast networks such as ABC Television Network, NBC News Channel, BBC and Reuters Television, currently apply solutions from Digimarc partners that enable monitoring of broadcasts on over a thousand channels in more than 50 countries worldwide, studying the distribution of their content, verifying compliance by broadcast partners, and measuring the effectiveness of broadcasts.

Copy Prevention:   Digital watermarks allow companies to control the use of copyrighted image, audio and video content. A watermark travels with the content, persisting through the changes in file format, and through transformation between digital and analog form and back again. This allows the content owner to specify whether or how often the work can be legally copied or shared without visually or audibly impairing the work. It also allows greater and safer dissemination of copyrighted works while at the same time ensuring appropriate compensation to the owners. Digital watermarking from Verance, a Digimarc business partner, has been deployed in conjunction with licensed DVD-audio implementations to prevent playback of unauthorized copies. Digital watermarking is currently under consideration as an important security layer for additional audiovisual media content and in October of 2005, DVD Copy Control Association (DVD-CCA) issued a Request for Expressions of Interest to evaluate technologies for the purpose of selecting a technology for use in marking audio-visual content to convey certain content control information (“CCI”). The selected technology will be used to enhance the Content Scramble System (“CSS”) copy protection system for audio-visual content that is used to protect DVD movies. The DVD-CCA’s earlier watermarking evaluation efforts concluded in July of 2002 without selection of a watermarking technology. According to the Request, it appears that the DVD-CCA anticipates that the optimal solution for addressing their needs is likely to be audio watermarking. More information can be found at www.dvdcca.org.

Digital Image Management:   Our own digital watermarking product portfolio includes our Digimarc ImageBridge and Digimarc MyPictureMarc products, focused on digital image management during the first half of 2005. Digimarc also announced upgrades to its image protection products targeted to creative professionals, and published a beta version of an enhanced desktop image search made possible by digital watermarking.

In addition to these solutions, we believe that further digital watermark media solutions may emerge such as the following:

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

Filtering/Classification:   The popularity of peer-to-peer (“P2P”) music swapping services, such as Napster, brought the issue of content and rights management to a crisis point. Because P2P systems have difficulty determining which media files are copyrighted and which are not, it is relatively easy for content to be illegally distributed across these networks. Digital watermarks could allow P2P systems to better identify and distinguish copyrighted from non-copyrighted audio or video files and thereby facilitate legal file sharing. Digital watermarks could also enhance P2P systems by enabling them to collaborate with record labels and other audio retailers to link to and market legitimate copyrighted songs. A June 2005 U.S. Supreme Court ruling (Metro-Goldwyn-Mayer Studios vs. Grokster)  identified digital watermarking as one of the solutions that could help curb copyright infringement and illegal distribution of music or movies shared across P2P networks. The ruling recognizes the possibility that digital watermarks could be used to identify media content and associated rights and enable downstream consumers and systems to act appropriately as they access such content.

Digital watermarking technology can also enable consumers to more easily access and effectively control digital content. Digital watermarking can be used to sort and search through audio, image and video files. For example, digital images could be embedded with digital watermarks that allow devices to classify or filter them in order to help parents better manage the media intake of their children, especially over the web.

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

Technology and Intellectual Property

The Company uses intellectual property (“IP”) to differentiate its products and technologies, mitigate infringement risk, and develop opportunities for licensing. Licensing of our digital watermarking and related technologies is supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures.

Most of our patents relate to various methods for embedding digital information in video, audio, and images, whether such content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed  this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The message generally survives most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contractual provisions. As a result, we believe we have established one of the world’s most extensive patent portfolios in the field of digital watermarking, holding rights in the areas of digital watermarking, personal identification, and related technologies, with 222 U.S. and 59 foreign issued patents and more than 500 U.S. and foreign patent applications on file as of December 31, 2005. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks. We continue to develop and broaden our portfolio of patented technologies, including digital watermarking and related applications and systems, and other technologies related to secure ID systems. For ID systems-related technologies, the focus of patent development has been in the areas of imaging and printing systems, card architecture and materials, and security features. Some patents relate to future offerings or related technologies like smart cards, laser engraving and alternative card systems.

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

Markets

The Company believes that the global market for secure identity management solutions is in the early adoption stage characterized by a fragmented supply chain with no dominant brands, emerging standards, and increasing concerns about national and economic security, entitlement programs, and requirements for controlling access to information and physical assets.

Digimarc believes that U.S. driver license revenues will continue to grow due to broadening use of the driver license as a secure credential beyond its traditional role as evidence of competence to drive a motor vehicle, technological innovation, desire among issuers to improve security and efficiency, and new governmental regulations such as the REAL ID Act. We anticipate that these regulations will result in more opportunities for States to expand their existing driver license systems using Federal dollars. For example, Congress has appropriated $40 million for the fiscal year ending September 30, 2006 for grants to States to assist them in making necessary upgrades, and the U.S. Department of Transportation has provided funding for pilot programs to demonstrate the utility of embedded data in a number of transportation safety scenarios.

The Company is diligently pursuing these funding opportunities, working with customers who are writing grant proposals to upgrade and expand their operations. For example, the REAL ID Act mandates certain changes in workflow and business rules. Several states are taking advantage of these changes to drive an upgrade of legacy mainframe applications, and are embarking on business process reengineering and mainframe migration or data center consolidation projects. These data center moves, combined with the availability of Federal dollars are drawing new competitors to the U.S. DL market.

The industry model for the U.S. DL market is characterized by long-term contracts awarded through competitive bids to prime contractors who take full responsibility for delivery and maintenance of driver license issuance systems. The retention rate for driver license customers is high. The influx of grant money from the Department of Homeland Security and the Department of Transportation for projects relating to compliance with the REAL ID Act, commercial driver license systems, and protection of the Homeland may cause some changes in the procurement model, but we cannot predict the likelihood or outcome of those changes at this time.

We believe that many aspects of our driver license issuance solutions may have value in other forms of credentials and secure personal identification systems.  As the global market for secure personal identification solutions develops, the Company believes that its position as the largest supplier of government issued citizen identification documents in the United States and Mexico and its extensive investments in research and development provide a good foundation for participation in the global market for government programs in establishing the identities of citizens and issuing associated credentials.

The Company’s technology and IP have already established broad relevance, as they are used in various products and solutions affecting a variety of media objects, from movies and music, to banknotes and secure credentials. Our vision contemplates that the aggregation of these print and digital content markets creates an enormous overall opportunity for the Company to address. Each media object enabled by the Company’s technology creates the potential for several applications, such as tracking and monitoring, authentication, anti-counterfeiting, or linking to networks and enhanced services. The Company believes the market for digital watermarking applications is in the early stages of development and that existing solutions represent only a nominal portion of the potential market for Digimarc’s products, services, and technologies. The Company cannot provide reliable estimates of the size of these markets as of the date of this report.

Competition

Digimarc competes for government business with system integrators, biometrics suppliers, security printers, card manufacturers, and smart card and other security technology suppliers, including companies like Viisage (biometrics), Unisys (system integration) and De La Rue (security printer).  Each of these companies is a supplier to U.S. driver license issuers.  As U.S. driver licenses gain utility as general credentials and the federal government is demanding higher security and a certain amount of standardization, the Company expects increasing competition.  For instance, certain aspects of the REAL ID Act may expedite an existing trend toward cental issuance of driver licenses and Smart Card (“SC”) technologies.  While the Company is proficient at central issuance, the possible acceleration of this trend could draw new competition from classic security printers such as Canadian Banknote (CBN) and Giesieke & Devrient (G&D).

The possibility of including SC technologies in driver licenses is generating a great deal of public debate.  The SC industry is generally driven by European chip manufacturers such as Infineon and Axalto seeking to monetize investments to create contact and contactless microprocessor packages and embedded operating systems, as well as chips for memory cards.  While successful in bank cards, mobile phone SIMs and phone cards, Smart Cards have only recently begun to gain distribution as government-issued credentials.  The U.S. government is a strong advocate.  Federal identity standards are embracing Smart Cards for the military, transportation workers, and government employees and contractors, and new “ePassports” will carry a portrait in an on-book chip.  Despite considerable investment by the federal government, we believe no States have attempted or even piloted SC DLs.  We understand that in recent years, at least two States have expressly considered and rejected SC DLs.  Emerging border control and Federal traveler programs are considering SC concepts, but have not gained traction and face privacy issues.  The Company anticipates that it will be prepared to support requirements from customers for SC technology if, and when, such requirements arise.

The Company is seeing increased interest in the U.S. market from large systems integrators such as EDS, IBM Global Services, and Bearing Point.  Smaller application providers are also emerging as point-product competition, including Covansys and Archon.

Internationally, Digimarc supplies credentialing systems, components or supplies to numerous foreign governments, including two Canadian provinces, Latvia, Mexico, Colombia and Russia.  Competition in international markets, like in the U.S., comes from security printers, card producers, biometric companies and systems integrators, such as Sagem, De La Rue, Gemplus, Siemens Nixdorf, Unisys, and EDS.

In all markets, Digimarc’s product and account strategy is intended to protect its existing customer base, continue to expand into accounts it does not presently service, and grow its business and workflow with existing customers.  The key to success is building a strong customer relationship, based on delivery of superior solutions, excellent service and profound understanding of customer needs.

In media and entertainment, Digimarc and its business partners generally compete with application-specific alternative technologies for the security budget of the producers and distributors of the media objects. Such alternatives include technologies and solutions based on encryption or on pattern recognition. Going forward, the Company’s competitive position within certain markets may be affected by factors such as inertia of the status quo and, positively or negatively, by changes in government regulations.

Employees

As of December 31, 2005 we had 449 full-time employees, including 67 in sales, marketing, technical support and customer support; 132 in research, development and engineering; 81 in finance, administration, information technology and legal; and 169 in field operations, manufacturing and supply chain. We also had approximately 95 contract workers at December 31, 2005. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

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

ITEM 1A:       RISK FACTORS

Certain risk factors that may affect our business, financial condition, results of operation and cash flows, or that may cause our actual results to vary from the forward-looking statements contained in this Annual Report on Form 10-K are set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Factors Affecting Forward Looking Statements,” in this Annual Report on Form 10-K.

ITEM 1B:      UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

Our principal administrative, sales, marketing, support, research, development and engineering facility is located in Beaverton, Oregon. Our ID systems business is headquartered in Burlington, Massachusetts, with additional space in Fort Wayne, Indiana. Information about our office leases is set forth below.

	Square Feet	Expires
Beaverton, Oregon	46,000	August 2011
Burlington, Massachusetts	60,000	October 2010
Ft. Wayne, Indiana	48,000	January 2007

We also lease sales and support offices in multiple locations throughout the United States and internationally.

ITEM 3:               LEGAL PROCEEDINGS

Beginning in September 2004, three purported class action lawsuits were commenced against us and certain of our current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired our securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we had discovered errors in our accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that we likely would be required to restate our previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the complaint alleged that we issued false and misleading financial statements and created a misperception regarding the profitability of the company in order to inflate the value of Digimarc stock, which permitted insider sales of personal holdings at inflated values, and that we maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint sought unspecified damages.  On November 30, 2005, the Court granted our motion to dismiss the amended complaint on the grounds that plaintiffs had failed to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. Plaintiffs filed a second amended complaint on January 17, 2006. On February 14, 2006, we filed a motion to dismiss the second amended complaint on the grounds that plaintiffs still fail to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. This motion is pending. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. Separately, on November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the individual defendants filed a motion to stay this state court derivative lawsuit, and on September 26, 2005, the court entered a stipulated order granting the motion and staying the case pending the outcome of an investigation by a committee appointed by the Company’s Board of Directors of the claims asserted in the demand letter and in the derivative lawsuits. That stay expired on February 28, 2006, and defendants have until March 31, 2006 to respond to the complaints in this lawsuit. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company’s Board of Directors has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Our common stock is traded on The Nasdaq National Market under the symbol “DMRC.” The closing price of our common stock on The Nasdaq National Market was $7.76 as of January 31, 2006. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq National Market.

	Year Ended December 31,
	2005		2004
	High	Low	High	Low
First quarter	$9.43	$5.82	$15.45	$11.02
Second quarter	$6.23	$4.48	$13.91	$9.90
Third quarter	$7.02	$5.24	$13.81	$7.45
Fourth quarter	$6.88	$5.90	$10.01	$8.42

At February 28, 2006, there were 123 stockholders of record of our common stock, as shown in the records of our transfer agent.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

The following table sets forth information regarding the Company’s purchases of its equity securities during the quarter ended December 31, 2005, all of which were shares subject to restricted stock awards that we purchased from five of our executive officers to cover applicable tax withholding obligations when these awards vested.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
October 1, 2005 to
October 31. 2005	—	—	—	—
Month 2
November 1, 2005 to
November 30, 2005	—	—	—	—
Month 3
December 1, 2005 to
December 31, 2005	19,484	$5.90	—	—
Total.	19,484	$5.90	—	—

ITEM 6:               SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2005, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$101,053	$92,947	$85,591	$86,617	$14,878
Net income (loss)	$(23,097)	$(9,022)	$175	$(8,689)	$(19,158)
Net income (loss) per share—basic	$(1.13)	$(0.44)	$0.01	$(0.50)	$(1.15)
Net income (loss) per share—diluted	$(1.13)	$(0.44)	$0.01	$(0.50)	$(1.15)
Weighted average shares—basic	20,485	20,326	18,572	17,361	16,704
Weighted average shares—diluted	20,485	20,326	19,351	17,361	16,704

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	140,239	163,287	161,153	132,467	129,367
Long-term obligations, net of current portion	969	1,112	1,286	7	33

In December 2001, we acquired the assets and assumed certain liabilities of LGP. LGP provided secure personal identification card systems to the majority of state departments of motor vehicles in the United States, as well as to various non-U.S. government agencies. Following the acquisition of LGP, the personal identification systems business has become our dominant source of revenue.

ITEM 7:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Item 7, under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Although Digimarc believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and Digimarc does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Factors Affecting Forward Looking Statements” in this Item 7, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, and other reports and filings made with the SEC.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K.

Overview

The Company has made significant progress in developing the market for digital watermarking in its first decade. Digimarc and its business partners have enabled digital watermarking to be deployed in billions of media objects (including banknotes, government-issued credentials, music, movies, photographs and other digital images, and television and radio broadcasts) and hundreds of millions of digital devices around the world.

We anticipate future opportunities to license our digital watermarking patents for use in various applications and we view these potential opportunities as an important element of our long-term shareholder value proposition. At present, the greatest interest in digital watermarking is in the entertainment field. The Company and its business partners plan to continue efforts to propagate digital watermarking in music, movies, television and radio broadcasts, images and printed materials.  The majority of the major music labels are using digital watermarking solutions for forensic tracking of pre-release music. They are obtaining the tracking solutions directly from Digimarc and from our licensees. Motion picture studios have begun following suit, using forensic tracking based on digital watermarking as part of increased piracy deterrence measures in the Academy Award screener program. In the television business, three companies have licensed our patents either directly or through sublicenses and deployed monitoring systems to track radio and television programs and advertisements in major media markets around the world. In the fourth quarter of 2005, we announced new license agreements with Thomson and with Dolby and its Cinea subsidiary—two of the leading providers of digital watermarking solutions designed to improve the management, distribution and protection of digital media content, including digital cinema.

Certain other market developments are encouraging for our strategy as well. The influx of imaging in mobile devices—mainly cell phones and PDAs—is inspiring a renewed interest in digital watermarking as the means of linking printed materials to Internet services, an initiative that we launched in 2000. We believe that a highly supportive change in market dynamics is underway. A number of companies, ranging from start-ups to industry leaders Nokia and NTT have announced initiatives aimed at using various signaling means, including bar codes, RFID, and digital watermarking to simplify the user interface for mobile device access to Internet services.

Since inception, we have invested a significant portion of our resources and capital in attracting top senior management, in developing our products and technology, and in building our sales and marketing organizations. We incurred significant losses from inception through the fiscal year ended December 31, 2002 and during 2004 and 2005. As of December 31, 2005, we had an accumulated deficit of $88.0 million. We expect to continue to invest significant financial and management resources in the acquisition and development of new government customers and in the development of new market opportunities for digital watermarking.

Products and Services

The scope of proprietary technologies supporting the Company’s products, services and licensing is getting broader, expanding beyond digital watermarking; and deeper, as the number of Digimarc’s patents continues to grow. Digital watermarking remains at the heart of the business, as a strategic component of nearly all of the Company’s product offerings. It has already proven to be a powerful differentiator in banknote security, giving rise to a long-term relationship with an international consortium of leading Central Banks. We are working to develop a similar success in secure identity management systems. As of the end of 2005, the technology is under contract to be deployed by 15 State DL Issuers, representing more than 40% of the annual U.S. driver license issuance volume, and one foreign issuer. The United States Department of Transportation provided a grant to Digimarc to pilot improvements in traffic safety through the authentication of driver licenses using digital watermarking-based security features. Working with the State of Nebraska, the project included pilots with law enforcement and the retail sale of age-controlled products, demonstrating valuable applications to enhance citizen and traffic safety.

With respect to secure ID systems, we have obtained extensions and upgrades from a number of government customers in 2005, including a long-term contract with substantial upgrades in Texas, contract term extensions in California and Kansas, and a new IDVS contracts in Massachusetts. In foreign markets, we entered into an agreement, funded by the Organization for American States (OAS), to produce more than 3 million voter ID cards for use in the recent Haitian election. This was the first ever photo identification card for Haitian citizens. We produced these cards in our secure factories in Mexico. In addition, we won contract awards for the issuance of voter ID cards in Yemen and Liberia, and continued to produce voter ID cards for Mexico and to provide card consumables, maintenance and operations support for ongoing projects in the United Kingdom (the “UK”), Latvia, Russia, Botswana, Lesotho, Philippines and New Zealand. In February 2006, the UK Driver Vehicle Licensing Agency (“DVLA”)

awarded Digimarc a contract extension to June 2007, with an estimated value of $4.3 million, to provide card consumables, maintenance and operations support for production of the UK driver license. The DVLA has entered into a contract with a consortium led by IBM to implement a new driver license system. Implementation of the replacement system is running behind schedule, but is expected to begin producing licenses sometime in the second half of 2007. The Company continues to market its products and services for possible use in the new system. However, there can be no assurance that Digimarc will have a continuing role in the production of UK driver licenses after the replacement system is implemented.

We are seeing an increasing recognition of the broad security value of the driver license in the U.S. and are encouraged by developments such as the REAL ID Act and Congress’ recent appropriation of $40 million in Federal funding in the fiscal year ending September 30, 2006 for grants to States to assist them in making necessary upgrades to their driver license systems. The availability of funding from the Department of Homeland Security for pilot programs is dependent on the States’ ability to present a plan consistent with achieving REAL ID compliance in 2008. We believe that our newest products—IDVS and IDMarc—will enable us to compete effectively for upgrades and add-on business that may result from the heightened importance of security features in U.S. DLs. We also anticipate opportunities to win new business in several foreign markets.

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

Revenue recognition on long-term service contracts:   We recognize revenue on long-term identification and driver license production contracts using primarily a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. Prior to publicly reporting results, our practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary. Revisions to our estimates have been less than 0.5% of total revenue in every period reported in 2005, 2004 and 2003. Any estimated amounts are included in unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates. We also evaluate contracts for multiple elements and account for these items under the appropriate accounting literature.

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

Reserves for uncollectible accounts receivable:   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review, and adjust when appropriate, our allowance for doubtful accounts on at least a quarterly basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If our estimate of uncollectible accounts were too low by 10%, we believe there would be no material impact on the reported value of accounts receivable on our consolidated balance sheets.

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

Stock-based compensation:   The Company has various stock-based compensation plans, including stock incentive plans and an employee stock purchase plan.  In 2005, the Company continued to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Generally, under APB Opinion No. 25, stock-based compensation expense is recognized only for stock awards granted with an exercise price below fair market value on the date of grant.

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting of the Company's outstanding stock options with option exercise prices equal to or greater than $9.00. The acceleration applies to all options outstanding as of December 31, 2005 under the Company's Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan, except for options held by members of the Company's Board of Directors. Options to purchase 422,248 shares of the Company's common stock, or 6% of the Company's total outstanding options, with a weighted average exercise price of $11.51 and varying remaining vesting schedules, are subject to this acceleration and become immediately vested and exercisable as of December 31, 2005. Of these 422,248 options, 120,972 options are held by the Company's executive officers.  As a result of this acceleration, the Company reduced its exposure to the effects of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to recognize stock-based compensation expense associated with stock options based on the fair value method for periods beginning after December 31, 2005.  The incremental pro forma expense as a result of the acceleration was $1,362.  This amount represents our best estimate of the reduced exposure under SFAS 123R with respect to this acceleration.

On December 21, 2004, the Audit, Compensation and Corporate Governance Committees of the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices greater than $15.00. The acceleration applied to all options outstanding under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan that would not have otherwise vested in full by June 30, 2005 in accordance with their terms. The effective date of the vesting acceleration is December 31, 2004. The $15.00 exercise price was selected because it was higher than (i) the price at which the Company’s stock had traded during the period prior to the announcement of the restatement of prior financial results, (ii) the average trading price of the Company’s common stock for the last two years, and (iii) the purchase price per share of the Company’s common stock in the Company’s private placement in August 2003. Options to purchase 310,057 shares of the Company’s common stock, or 5% of the total number of options of the Company outstanding as of December 31, 2004 with remaining vesting schedules, were accelerated. Accelerating the vesting of the Company’s options prior to the time at which these new accounting changes become effective accelerates the recognition of any remaining expense calculated under Statement 123 associated with these options. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification. The incremental pro forma expense as a result of the acceleration was $1,138.  This amount represents our best estimate of the reduced exposure under SFAS 123R with respect to this acceleration.  Of these 310,057 options, approximately 50,000 options are held by the Company’s executive officers.  Other than the Company’s chairman and chief executive officer, no director of the Company holds any options subject to the acceleration.

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2005	2004	2003
Revenue:
Service	84%	80%	84%
Product and subscription	16	20	16
Total revenue	100	100	100
Cost of revenue:
Service	61	51	48
Product and subscription	7	13	9
Total cost of revenue	68	64	57
Gross profit	32	36	43
Operating expenses:
Sales and marketing	16	14	15
Research, development and engineering	13	9	9
General and administrative	21	19	13
Amortization of intangibles	4	3	4
Intellectual property	2	2	2
Total operating expenses	56	47	43
Operating income (loss)	(24)	(11)	—
Other income (expense):
Interest income	1	1	1
Interest expense	—	—	—
Other	—	—	—
Total other income, net	1	1	1
Income (loss) before provision for income taxes	(23)	(10)	1
Provision for income taxes	—	—	(1)
Net income (loss)	(23)%	(10)%	—%

Years Ended December 31, 2005 and 2004

Revenue

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Revenue:
Service	$84,691	$73,919	15%
Product and subscription	16,362	19,028	(14%)
Total	$101,053	$92,947	9%
Revenue (as % of total revenue):
Service	84%	80%
Product and subscription	16%	20%
Total	100%	100%

Total revenue increased $8.1 million from 2004 to 2005. The increase resulted primarily from additional government programs added in late 2004 and early 2005, such as Florida, Alabama, Mexico, Latvia and Ohio that were either at or near full production by the end of 2005.

Service.   Service revenue consists primarily of card revenues from government-issued credentials that are produced with our issuance systems and billed and recognized on a price-per-card basis, software development services, and hardware and software maintenance. The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements.

The $10.8 million increase in Service revenue was primarily due to issuance revenue from new programs for Mexico and Latvia, which started generating revenue in the second quarter of 2004; Florida, which started in the third quarter of 2004; Ohio, which started in the first quarter of 2005; and Alabama, which started in the second quarter of 2005, offset partially by contracts that ended and contracts that converted to consumable sales.

Product and subscription.   Product and subscription revenue consists primarily of revenue from the sale of equipment and consumables related to government-issued credential issuance systems, patent and software licensing, and subscriptions related to various software products.

The $2.7 million decrease in product and subscription revenue was primarily related to the timing of large non-recurring sales to domestic and foreign customers that occurred in 2004, partially offset by smaller non-recurring sales to domestic and foreign customers that occurred in 2005.

Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2005 will generate approximately $230 million in revenue during the next seven years. We expect approximately $70 million of this amount to be recognized as revenue during 2006. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2004 was $260 million.

Factors that lead to increased backlog include:

•       competitive bid wins;

•       renewals with current customers;

•       add-on sales to current customers; and

•       contracts with longer contractual periods replacing contracts with shorter contractual periods.

Factors that lead to decreased backlog are:

•       recognition of revenue associated with backlog currently in place;

•       periods following low bid activity;

•       contracts with shorter contractual periods replacing contracts with longer contractual periods;

•       customers extending or renewing contracts on a year to year basis; and

•       the revenue model utilized for a particular customer (e.g., a “price-per-card” model with a large associated backlog vs. a “hardware and consumables” model with a small associated backlog).

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. For example, in the fourth quarter of 2005 we received notice of a competitive bid win and an extension, which added approximately $40 million to our backlog. Over the next year or so, we anticipate several States may request bids on their driver license issuance system programs. If this results in unusually high bid activity and we are successful with our bids, backlog could grow significantly, particularly if we acquire new accounts through competitive wins. On the other hand, two of our recent domestic driver license issuance system contracts did not follow the prevailing industry price-per-card model, but were structured instead as hardware and consumable sales. Although such sales are positive growth indicators for our business, they can lead to lower reported backlog. Likewise, when our customers choose not to open a contract renewal for competitive bid because of high satisfaction and instead renew our contract on a sole source basis (typically, one to three years), our backlog may decline because the renewal terms may be shorter than typical initial terms (typically, five years) following competitive bids.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Revenue by geography:
Domestic	$80,119	$72,173	11%
International	20,934	20,774	1%
Total	$101,053	$92,947	9%
Revenue (as % of total revenue):
Domestic	79%	78%
International	21%	22%
Total	100%	100%

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may be responsible for delivering hardware, software, or consumables to the prime contractor; whereas, in the United States where we generally service as prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. International revenue in 2005 was essentially the same as in 2004 because incremental issuance revenue from Mexico and Latvia largely offset a one time sales of products that occurred in 2004. International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause noticeable spikes in quarterly revenue and variations in gross profit trends. We enter into such contracts from time to time to maintain market presence and customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is somewhat less predictable than are service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the U.S.

We had no customer that accounted for more than 10% of our revenue in 2005, 2004 or 2003.

Cost of Revenue

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Cost of revenue:
Service	$61,465	$47,591	29%
Product and subscription	6,707	11,784	(43%)
Total	$68,172	$59,375	15%
Cost of revenue (as % of related revenue components):
Service	73%	64%
Product and subscription	41%	62%

The cost of service revenue primarily includes costs of consumables used in delivering a service, compensation for software developers, quality assurance personnel, product managers, field operations personnel, business development personnel and outside contractors, depreciation charges for machinery, equipment and capitalized software, deployment costs used specifically for service delivery, provisions for obsolete and excess inventories, travel costs directly attributable to service and development contracts, and charges for infrastructure and centralized costs. The $13.9 million increase was primarily the result of higher consumables and general support costs related to the higher revenue identified above, higher depreciation on revenue-generating assets, increased costs to deliver support and maintenance for new and existing programs, and increased freight costs related to higher shipping activity, partially offset by lower charges for inventory reserves.

The cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. The $5.1 million decrease was a combination of lower revenues and lower costs on the 2005 revenue mix.

Gross Profit

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Gross profit
Service	$23,226	$26,328	(12%)
Product and subscription	9,655	7,244	33%
Total	$32,881	$33,572	(2%)
Gross profit (as % of related revenue components):
Service	27%	36%
Product and subscription	59%	38%
Total	32%	36%

The $0.7 million decrease in gross profit for the year ended December 31, 2005 compared to the prior year was largely for the reasons stated above under the “Cost of Revenue” section.

The costs included in our cost of revenue are comprised of three categories as described below:

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Cost of revenue
Variable	$28,083	$29,253	(4)%
Fixed field support and manufacturing	25,997	21,511	21%
Program depreciation	14,092	8,611	64%
Total	$68,172	$59,375	15%
Cost of revenue (as % of total revenue):
Variable	28%	32%
Fixed field support and manufacturing	26%	23%
Program depreciation	14%	9%
Total	68%	64%

As  a percentage of revenue, we have experienced a slight reduction in our variable costs to deliver incremental revenue.  Such costs include the price of materials and labor to produce an identification card, direct costs of hardware and software delivered and other costs having a variable component to our costs. The improvement relates to continued pricing improvement with vendors and improved yields during the manufacturing process.

Fixed field support and manufacturing is a category that includes field operations, field support, manufacturing, and supply chain costs.  These costs are considered fixed with respect to supporting current contracts.  As new contracts are entered into and delivered, the overall level of fixed costs increases.  The increase in fixed costs are primarily due to newer contracts requiring additional headcount as well as travel costs to support them.

Program depreciation showed the largest increase of the three components of cost of revenue. This element of cost consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the life of the useful lives of the assets to which the costs relate. The current higher fixed costs as a percentage of revenue are a result of a several factors. The primary factor relates to some new programs involving competitive wins, where we have provided a complete system replacement using advanced technologies. These programs have recently been completed and transitioned from deployment to revenue production, and thus are now affecting margins. These installations were particularly challenging for us, representing a stretch in terms of scope from our historical system deliveries. We were successful in delivering these programs, but at higher costs than have been customary. In one other case, we bid a program aggressively as part of a broader market development strategy that we believe will yield good long-term performance. The fixed costs for these systems, which include amortization and depreciation of costs capitalized during the delivery process as well as field service and operational costs to manage and maintain them, are higher than average and, thus, reduce reported margins. We anticipate that we will be able to improve margins in these accounts over time and earn a good return on investment over the life of the account relationship.

We have observed seasonality in the production of driver license issuances and corresponding revenue in the United States, with larger volumes in the second and third quarter of 2005, and generally lower volumes in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of seasonality and straight line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins as a percentage of revenue in the second and third quarters of 2005 and decreasing margins as a percentage of revenue in the first and fourth quarters of 2005, while having a neutral effect on a yearly basis.

We are engaged in ongoing study of the predictability of seasonal trends and the productivity of program assets and and are evaluating potential changes in our depreciation and amortization methods and estimates to more closely match costs to the useful lives of program assets and seasonality in our business.

Operating Expenses

Sales and marketing

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Sales and marketing	$15,777	$12,908	22%
Sales and marketing (as % of total revenue)	16%	14%

Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, costs associated with marketing programs, such as trade shows, public relations and new product launches, and charges for infrastructure and centralized costs.

The increase in sales and marketing expenses of $2.9 million resulted primarily from the following:

•       employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $2.2 million due to personnel mix for higher level focus on marketing and governmental activities, and higher benefit program costs;

•       an increase in bids and proposals work of $0.9 million;

•       an increase in presence at tradeshows, advertising, consulting fees and event sponsorship of approximately $0.4 million;

•       partially offset by an impairment charge of $0.5 million taken in 2004 with no such charge in 2005 related to investments in companies licensed to market our digital watermarking technology.

We anticipate that we will continue to invest at approximately the current run rate of dollars in sales and marketing in the near term while working to moderate spending in the longer term.

Research, development and engineering

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Research, development and engineering	$13,131	$8,327	58%
Research, development and engineering (as % of total revenue)	13%	9%

Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors, the purchase of materials and services for product development, primarily in the card systems area, and charges for infrastructure and centralized costs.

The increase in research, development and engineering expenses of $4.8 million resulted primarily from the following:

•       employee compensation-related expenses for salaries, benefits, recruiting costs, and incentive plans increased $2.5 million due to personnel mix for higher level focus on government program activities, and higher benefit program costs, offset by a decrease in contract labor of $2.2 million as we transitioned contractors to full time employee status;

•       change in the application of resources from capital projects to research activities which are expensed of $3.5 million to enhance existing products, develop new products, and focus on requirements of the recently passed REAL ID Act;

•       increased consulting and professional fees of $0.3 million for various projects; and

•       increased allocated infrastructure and centralized costs of $0.5 million.

We anticipate that we will continue to invest at approximately the current run rate of dollars in research and development in the near term while working to moderate spending in the longer term.

General and administrative

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
General and administrative	$21,524	$17,150	26%
General and administrative (as % of total revenue)	21%	19%

General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, legal, human resources and other professional fees, and charges for infrastructure and centralized costs.

The increase in general and administrative expenses of $4.4 million resulted primarily from the following:

•       increased headcount and change in skills mix to address enhanced governance and internal controls drove up employee-related expenses such as salaries, benefits, recruiting costs, and incentive plans by $2.2 million;

•       audit and consulting fees increased $1.4 million primarily related to our 2004 year-end audit, restatement work, Sarbanes-Oxley audit, and finance staff expansion;

•       increased software expense of $0.4 million related to continued licensing costs and software upgrades; and,

•  increased stock-based compensation of $0.5 million related to restricted stock.

We anticipate that we will invest below our current run rate of dollars in general and administrative in the near term. We are examining means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

Amortization of intangible assets

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Amortization of intangibles	$4,035	$2,536	59%
Amortization of intangibles (as % of total revenue)	4%	3%

We recorded a “customer relationship” intangible asset from the 2001 LGP acquisition. The accounting for this intangible asset is done in accordance with Financial Accounting Standards Board (“FASB”) Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life. As a result, in December 2001 we recorded $29.5 million of intangible assets related to the acquisition of certain assets and assumption of certain liabilities from Polaroid and affiliates. These intangible assets were set up to amortize over a 12-year period, representing the expected useful life at the date of the acquisition. Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors. Amortization expense increased in 2005 due to the loss of certain contracts with relatively high intangible balances, and the reassessment of useful lives for certain international customers.

The estimated amortization of intangibles over the next five years is as follows:

	2006	2007	2008	2009	2010
Amortization of intangibles	$2,500	$1,900	$1,900	$1,900	$1,900

Intellectual property

	Twelve Months Ended		Percent
	December 31,		Increase
	2005	2004	(Decrease)
Intellectual Property	2,014	2,162	(7)%
Intellectual Property (as % of total revenue)	2%	2%

The intellectual property costs primarily consist of employee-related expenses such as salaries, benefits, recruiting costs, and incentive plans as well as costs associated with documenting, applying for, and maintaining patents. The decrease of $0.1 million was primarily due to consulting fees paid to third-party attorneys related to patent work in 2004.

Stock-based compensation.   Stock-based compensation expense relates to restricted stock granted in 2005, as described below, is based on the fair market value of the Company’s common stock on the date the restricted stock was granted (measurement date), and is being recognized over the four-year vesting period of the related restricted stock using the straight-line method. The expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below.

	Twelve Months Ended
	December 31,
	2005	2004
Sales and marketing	$—	$—
Research, development and engineering	—	—
General and administrative	506	—
	$506	$—

On December 16, 2004, the FASB issued Statement No. 123(R), Share Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The effective date for this pronouncement is for the next fiscal year beginning after December 15, 2005. The Company has adopted SFAS 123(R) effective January 1, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Total other income (expense), net.   Other income (expense), net consists primarily of interest received and paid. The relatively flat difference resulted from lower average cash balances and higher average interest rates during the majority of fiscal 2005.

Provision for income taxes.   Due to the Company’s domestic losses for the years ended December 31, 2005, 2004 and 2003 there was no provision for federal or state income taxes. As the Company was profitable in some foreign jurisdictions during 2005, 2004 and 2003 we provided for income taxes expected to be paid on our international operations. At December 31, 2005, the Company had net operating loss carryforwards for federal, state and foreign income tax reporting purposes of approximately $98.5 million and research and experimentation credits of approximately $2.2 million which expire through 2025 if not utilized. Approximately $26 million of the net operating losses is related to the tax benefit from the exercise of stock options and thus will be allocated to contributed capital if subsequently recognized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership.

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

Operating expenses in total increased by $5.8 million or 15% for the year ended December 31, 2004 compared to the year ended December 31, 2003. The majority of the increase came from the general and administrative function as a result of several factors. One such factor was the cost related to the restatement activities we were undertaking during 2004, which included legal, accounting, and consulting fees. A second factor is the increased cost of our efforts to document, evaluate, and test our internal controls in accordance with the Sarbanes-Oxley Act of 2002. We also had increased costs related to impairment charges, litigation settlement charges, increased bad debt expense, charges for vacating our old building, and increased costs related to higher financial staffing and consulting fees. Our sales and marketing and research, development, and engineering costs increased only slightly. As of the end of 2004, we increased the number of our full time employees by 20 and increased the number of our contractors by 92 since the end of 2003. The increased workforce resulted from the high demand of delivery programs during the year and increased resources for our finance group.

We had a net loss of $9.0 million compared to our net income of $175,000 in 2003. The decrease in net income came as a result of a decrease in margins of $3.7 million and an increase in operating expenses of $5.8 million, as described above.

Revenue

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Revenue:
Service	$73,919	$71,588	3%
Product and subscription	19,028	14,003	36%
Total	$92,947	$85,591	9%
Revenue (as % of total revenue):
Service	80%	84%
Product and subscription	20%	16%
Total	100%	100%

The $7.4 million increase in total revenue resulted primarily from an increase in our product and subscription revenues.

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Revenue by geography:
Domestic	$72,173	$71,542	1%
International	20,774	14,049	48%
Total	$92,947	$85,591	9%
Revenue (as % of total revenue):
Domestic	78%	84%
International	22%	16%
Total	100%	100%

The $2.3 million increase in service revenue was the result of increased issuance revenue from program transitions (the addition of programs based in Mexico, Florida, and Latvia offset by the loss of programs based in Oklahoma, Alaska and Maryland), in addition to increased services provided under our long-term contract with the international consortium of central banks.

The $5.0 million increase in product and subscription revenue was primarily related to the delivery of a large, international film-based system to a customer, the sale of equipment to a domestic customer, and the license and related revenues for intellectual property rights to international customers.

Cost of Revenue

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Cost of revenue:
Service	$47,591	$40,808	17%
Product and subscription	11,784	7,524	57%
Total	$59,375	$48,332	23%
Cost of revenue (as % of related revenue components):
Service	64%	57%
Product and subscription	62%	54%

The $6.8 million increase in service cost of revenue was primarily the result of increased international operations costs of $2.0 million, an increase of program-related depreciation costs of $3.7 million, and an increase of $1.8 million in domestic field operations costs, inventory and program asset charges of $1.1 million related to excess, obsolete, and slow-moving inventory, partially offset by a decrease of $2.2 million related to costs of consumables related to issuances and additional allocated infrastructure and centralized costs of $0.5 million. In 2004, we began to outsource much of our field operations and maintenance activities on new contracts to third parties, and therefore the increase in spending is not the result of the increase in the total number of our full-time employees during 2004. We were active in negotiating volume discounts, decreasing storage costs, and consolidating operations when necessary among other actions. Field operations employees totaled 142 and 147 at December 31, 2004 and 2003, respectively.

The $4.3 million increase in product and subscription cost of revenue was primarily the result of increased material costs in connection with the delivery of the large international film based system to one customer during the year ended December 31, 2004. This large delivery had particularly low margins. We also sold quantities of older or expiring film and equipment to a domestic customer at low margins or no margin during the year which drove up costs and reduced margins for the period.

Gross Profit

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Gross profit
Service	$26,328	$30,780	(14%)
Product and subscription	7,244	6,479	12%
Total	$33,572	$37,259	(10%)
Gross profit (as % of related revenue components):
Service	36%	43%
Product and subscription	38%	46%
Total	36%	43%

The $3.7 million decrease in gross profit for the year ended December 31, 2004 compared to the prior year was primarily related to the following factors:

•        Inventory and program asset charges of $1.1 million related to excess, obsolete, and slow-moving inventory;

•       increased international operations costs of $2.0 million related to the ramp up of two large new programs;

•       increased domestic field operations costs of $1.8 million;

•       an unfavorable revenue mix during the first half of the year, including low margin revenues from follow-on film sales into an international voter identification project and some domestic equipment sales;

•       cost overruns related to the sale of a driver license issuance system in the first half of the year; and

•       higher depreciation charges of $3.7 million originating from the capitalized costs related to hardware, software, and delivery activities in the deployment of new contracts and upgrades to existing contracts.

•       These items were partially offset by a decrease of $2.2 million related to costs on consumables related to issuances.

The costs included in our cost of sales are comprised of three categories as described below:

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Cost of revenue
Variable	$29,253	$26,620	10%
Fixed field support and manufacturing	21,511	16,343	32%
Program depreciation	8,611	5,369	60%
Total	$59,375	$48,332	23%
Cost of revenue (as % of total revenue):
Variable	32%	31%
Fixed field support and manufacturing	23%	19%
Program depreciation	9%	7%
Total	64%	57%

In particular, the high level of new programs exerted operational pressures on our identification systems business during 2004 as the organization incurred higher expenses as part of the upfront implementation costs associated with making these new programs operational.

Operating Expenses

Sales and marketing

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Sales and marketing	$12,908	$12,709	2%
Sales and marketing (as % of total revenue)	14%	15%

Sales and marketing expenses remained relatively flat for the year due primarily to lower headcount for sales and marketing employees and spending controls offset by increased impairment charges of approximately $0.5 million related to investments in private, technology-related companies. Starting in 2003, we reduced many of the overhead and variable costs within sales and marketing by consciously making strategic spending decisions. These efforts resulted in targeted spending for critical areas, yielding lower overall spending within the function. Sales and marketing employees totaled 50 and 55 as of December 31, 2004 and 2003, respectively.

Research, development and engineering

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Research, development and engineering	$8,327	$7,992	4%
Research, development and engineering (as % of total revenue)	9%	9%

The overall increase in research, development and engineering expenses of $0.3 million resulted from higher headcounts, partially offset by cost control measures taken by us during 2004 and 2003, such as restructuring the business, consolidating operations, centralizing certain services, and standardizing products. Research, development and engineering personnel totaled 137 and 115 as of December 31, 2004 and 2003, respectively

General and administrative

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
General and administrative	$17,150	$11,629	48%
General and administrative (as % of total revenue)	19%	13%

The overall increase in general and administrative expenses of $5.5 million primarily resulted from:

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

•       incremental facility costs of $0.3 million due to dual rent costs for four months in addition to increased amortization and depreciation on the facility build out; offset by

•       a decrease by $0.8 million in stock-based compensation related to stock-based employee compensation arrangements.

The remaining $3.0 million of the increase in general and administrative expenses is primarily the result of increases in headcount, consulting fees and other general costs related to compliance and administrative activities.

In addition, we added headcount and consulting resources to our infrastructure, including our finance and information technology groups, in order to meet the normal responsibilities of these functions in addition to the increased demands of our restatement and ongoing compliance activities. General and administrative employees totaled 65 and 57 as of December 31, 2004 and 2003, respectively.

Amortization of intangible assets

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Amortization of intangibles	$2,536	$3,152	(20%)
Amortization of intangibles (as % of total revenue)	3%	4%

We account for intangible assets resulting from acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life. As a result, in December 2001 we recorded $29.5 million of intangible assets related to the acquisition of certain assets and assumption of certain liabilities from Polaroid and affiliates. These intangible assets were set up to amortize over a 12-year period, representing the expected useful life. Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors. The change resulted from extensions of certain useful lives during 2004 and the completion of accelerated amortization in late 2003 and early 2004.

Intellectual property.

	Twelve Months Ended December 31,		Percent Increase
	2004	2003	(Decrease)
Intellectual property	2,162	1,846	17%
Intellectual property (as % of total revenue)	2%	2%

The increase of $0.3 million was primarily due to consulting fees paid to third party attorneys related to patent work.

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

	Twelve Months Ended December 31,
	2004	2003
Sales and marketing	$—	$277
Research, development and engineering	—	254
General and administrative	—	760
	$—	$1,291

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

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents, restricted cash, and short-term investments of $32.0 million, representing a decrease of $19.8 million from $51.8 million at December 31, 2004. As of December 31, 2005, $7.3 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our secure ID systems business. We support the performance bonds with letters of credit, which may or may not require restricted cash. The letters of credit must be renewed yearly if they are expected to continue, and therefore the need for restricted cash is renewed yearly. However, our banks have required us to restrict this cash until we return to profitability for one year. Accordingly, restricted cash is classified as a non-current asset. Working capital at December 31, 2005 was $31.4 million, compared to working capital of $48.9 million at December 31, 2004. The majority of the decrease in cash and working capital primarily relates to investments made in the Florida, Mexico, and Alabama programs that we anticipate will contribute to revenue growth in 2006 and beyond.

Operating Cash Flow.   The $3.2 million of cash used in operations for the year ended December 31, 2005 resulted from net loss of $23.1 million which includes non cash items related to depreciation, amortization, and stock-based compensation aggregating to $20.2 million. Items positively impacting operating cash flow were decreases in restricted cash of $1.0 million and in inventory of $1.4 million, and increases in deferred revenue of $2.0 million and in accrued payroll and related costs of $1.6 million. Negatively impacting operating cash flow was an increase in trade and unbilled accounts receivable, net of $1.0 million and in other current assets of $1.0 million, along with a decrease in accounts payable of $4.7 million. The $4.7 million of cash provided by operations for the year ended December 31, 2004 resulted from net loss of $9.0 million which includes non cash items related to depreciation and amortization of $13.5 million. Items positively impacting operating cash flow were increases in accounts payable of $4.8 million, in deferred revenue of $1.7 million, and in accrued payroll and related costs of $1.1 million. Negatively impacting operating cash flow was an increase in restricted cash of $6.3 million, an increase in inventory of $2.6 million and an increase in trade and unbilled accounts receivable, net of $1.4 million.

Investing Cash Flow.   The $8.8 million of cash provided by investing activities for the year ended December 31, 2005 primarily related to $24.3 million in net sales of short-term investments, partially offset by $15.5 million for the purchase of property and equipment, including capitalized labor costs. We also acquired approximately $0.3 million of fixed assets during 2005 through capital lease arrangements. The $21.7 million of cash used in investing activities for the year ended December 31, 2004 primarily related to $39.7 million for the purchase of property and equipment, including capitalized labor costs, partially offset by $18.0 in net sales of short-term investments. We also acquired approximately $0.1 million of fixed assets during 2004 through capital lease arrangements.

Financing Cash Flow.   The $0.2 million of cash used in financing activities for the year ended December 31, 2005 primarily related to $0.5 million of principal payments under capital leases, offset by proceeds from the issuance of stock for $0.3 million related to the employee stock option and employee stock purchase plans. The $1.9 million of cash provided by financing activities for the year ended December 31, 2004 primarily related to the issuance of stock for $2.1 million related to the employee stock option and employee stock purchase plans, offset by $0.2 million of principal payments under capital leases.

Commitments and Contingencies.   Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $9.0 million as of December 31, 2005, and are payable in monthly installments through October 2010. Our obligations under non-cancelable capital leases, which totaled $1.1 million as of December 31, 2005, are payable in monthly installments through 2007. We are contractually obligated to make the following payments as of December 31, 2005:

Contractual Obligations

	Payment Due by Period (in 000’s)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Capital leases	$1,068	$555	$513	$—	$—
Operating leases	8,955	2,260	4,643	2,052	—
Total contractual obligations	$10,023	$2,815	$5,156	$2,052	$—

We have driver license contracts with various jurisdictions that are not yet fully deployed for which we have estimated the amounts to complete. In order to complete these contracts, we estimate we will incur approximately $16 million of expenditures. The estimates are derived from information known to the Company at the time the estimates were prepared. Actual expenditures may vary from our estimates. These expenditures are recouped through receipts from the long-term price-per-card agreements.

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we expect that we will continue to utilize cash in the upcoming few quarters. We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted, and may in the future assert, compensatory or liquidated damages, breach of contract, or other claims alleging that we have failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. From time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid any material contractual damages in connection with a customer dispute. While there is always risk that damages could be assessed in the future, management cannot predict, as of December 31, 2005, whether any material damages will be imposed in the future or what the amount of any such damages would be if they were to be imposed. However, our failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in our having to incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such circumstances could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

Future Cash Expectations.   We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. In addition, we expect to generate positive cash flow from operations in 2006 which will fund a large portion of our capital needs. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. We have taken and continue to take steps to manage our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. Our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependent on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. However, we do not believe at this time that our long-term working capital and capital expenditures would require us to take steps to remedy any such potential deficiencies. As an example, in the event that we were to win contracts requiring significant capital investment, we may need to seek additional financing. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations. The Company will implement the statement in the first quarter of 2006.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The effective date for this pronouncement is for the next fiscal year beginning after December 15, 2005. The Company has adopted SFAS 123(R) effective January 1, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth above or elsewhere in this Annual Report on Form 10-K or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to trends and expectations in revenue growth, including, but not limited to, statements regarding anticipated growth in U.S. DL revenues due to broadening use of the DL as a secure credential, statements regarding opportunities to facilitate efforts of State government agencies to comply with the REAL ID Act, statements regarding the success of new products, such as IDVS, statements regarding the Company’s ability to support customer requirements for Smart Card technologies, statements regarding the Company’s future level of investment in its business, including investment in development of products and technology, acquisition of new customers and development of new market opportunities, statements regarding our ability to improve margins, statements regarding the expected deployment of programs in 2006, statements regarding anticipated expenses, costs, margins and investment activities in the foreseeable future, statements regarding anticipated revenue to be generated from current contracts and as a result of new programs, statements regarding the investments required to complete certain driver license programs and the Company’s ability to recoup those expenses under the relevant contract, statements regarding our profitability in future periods, statements regarding the development and growth of the market for digital watermarking technology, statements regarding momentum in the recognition of the benefits offered by digital watermarking and in the adoption of digital watermarking, statements regarding business opportunities that could require that we seek additional financing, statements regarding opportunities for increased participation in the global market for ID systems, statements regarding the size and growth of the Company’s markets, including the U.S. DL market, statements regarding the existence of international growth opportunities and our future investment in such opportunities, statements regarding the continuance of operational pressures on our identification systems business in future quarters, statements regarding the source of a majority of our future revenue, statements regarding the contribution of new sales channels in domestic and foreign markets to our future results, statements regarding future effects on our business in connection with the continuing implementation of our new accounting and material requirements planning systems and modifications to our inventory management and controls systems and procedures or other review processes, statements regarding the timing of the completion of the design and implementation of new and enhanced controls and procedures, statements regarding our expected short-term and long-term liquidity positions, statements regarding the Company’s ability to fund its capital needs through cash flow from operations, statements regarding our use of cash in upcoming quarters, statements regarding anticipated levels of backlog in future periods, statements regarding anticipated extensions of the term of our contract with the Central Banks, statements regarding the likelihood or outcome of legal proceedings and claims and their effect on the Company’s business, and other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend,” “should” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, the Company’s failure to become profitable, the failure of the potential markets for the Company’s digital watermarking technology to develop as anticipated, the adoption of alternative technologies within these markets, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this

Form 10-K or in our other documents filed with the SEC. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed above should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Factors Affecting Forward Looking Statements

Our business, financial condition, results of operation and cash flows may be impacted by a number of factors, including the factors set forth below.

Given our history of losses, we cannot guarantee sustained profitability, particularly if we were to lose large contracts.

We incurred significant net losses from inception through the fiscal year ended December 31, 2002, and during 2004 and 2005. Our accumulated deficit as of December 31, 2005 was $88.0 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving profitability will depend upon a variety of factors, including the impact of new financial accounting mandates requiring us to expense stock options, as well as expenses related to litigation and other proceedings that have arisen as a result of our prior year restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

The loss of any large contract may result in loss of revenue and potential acceleration of amortization expense or impairment of intangible assets.

Contracts between government agencies and Digimarc have varying duration, generally five or more years in length. Some contracts we enter into contain cancellation clauses. In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of intangible assets related to the customer, which could adversely affect our financial results. The Company has not experienced the early termination of any driver license issuance contracts and is not aware of any early terminations of such contracts of its competitors.

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

Products and systems as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant.

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and we may be unable to achieve revenue growth - particularly in the media and entertainment sector.

Many of our business endeavors, such as our licensing of intellectual property in support of audio and video copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of watermarking technology or any of our other technologies. Such a negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of digital watermarking—particularly in the media and entertainment market. In addition, potential customers in the media and entertainment industry may delay or reject initiatives that relate to deployment of digital watermarking. Such a development would make the achievement of our business objectives in this market difficult or impossible.

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and governmental standards, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of certain products and services could be delayed or limited.

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

We cannot assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our margins could decrease, and our release of new products and services and the deployment of our watermarking technology could be adversely affected.

We expect our secure ID systems business to experience variability in gross margins.

We are likely to experience variability in gross margins on our government contracts due to numerous factors, including, among other things, the following:

•       delays in project implementation;

•       failure to achieve add-on sales to existing customers;

•       governmental regulation of credentials and issuance policies;

•       private sector usage trends for driver licenses and other credentials;

•       level of commodity vs. proprietary components applicable to customer system specifications;

•       whether contracts have been extended or renewed; and the amount of capital expenditure associated with such extension or renewal;

•       price competition in competitive bids, contract renewals and contract extensions;

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

The numerous factors affecting gross margins make such margins complex and difficult to predict. We are continually refining our predictive tools and increasing our understanding of what drives these various factors. For reasons such as those listed above, we expect that there will be fluctuations in our future operating results as a result of the variability in margins from period to period in the secure ID systems business.

The majority of our revenue is subject to government procurement processes that may involve unpredictable delays and other unexpected changes which might limit our actual revenue in any given quarter.

We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. In addition, the Department of Homeland Security’s initiatives in passports and border crossing cards, as well as delays in disbursement of funding for REAL ID Act projects, could create confusion within the U.S. DL market that may delay purchase decisions by government customers. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and lower profitability.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

Our business and strategy rely, in part, on deployment of our digital watermark reader technology by third-party software developers and original equipment manufacturers. For example,one form of our digital watermark reader is commonly deployed in image editing applications (offered by vendors including Adobe, Corel and Ulead) to permit users of these products to read watermarks embedded in imagery, and thereby discern the identities of image owners. Another form of our digital watermark reader is used in our anti-counterfeiting product offerings. We anticipate entering into additional agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If If third parties who include such technologies in their products cease to do so, or we fail to obtain other partners that will incorporate, embed, integrate or bundle such technologies, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technologies would be adversely affected and, consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers.

Some of our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

Some of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenue will be from government and private-sector customers for providing security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to such customers. We have not fully developed revenue models for certain of our future digital watermarking applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for such products and services will be effective.

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

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Such protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

As international customers have accounted for approximately 21% of our total revenue during the year ended December 31, 2005, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

•       difficulty in managing foreign operations; and

•       political and economic instability.

If we are affected by these risks, our sales of products and services to customers outside the U.S. could be reduced significantly. In addition, if foreign customers, in particular foreign government authorities, terminate or delay the implementation of our products and services, we may have limited recourse against them to recover any potential losses.

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

A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations, as well as a variety of other provisions that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly.

Our contracts for driver license and other identification issuance systems and related products typically include terms relating to, time-based performance, development and delivery schedules customer acceptance and testing, and other performance milestones. Such provisions are common in large scale government contracts at the state and federal levels. Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. If we failed to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims. Consequently, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations, in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

A significant portion of our business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue that may not be subject to future renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. Our failure to be able to provide such performance bonds may preclude our ability to bid on new government contracts or maintain our existing contracts for their full terms. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause our quarterly results to fluctuate and anticipated revenue to decrease significantly.

A significant portion of our business depends on contracts with fixed price terms. In the event of cost overruns in connection with such contracts, our margins may be adversely affected.

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

We may decline to pursue new, or renew existing, business opportunities in secure ID systems markets due to objectionable terms required by the contracting agencies, or we may agree to objectionable contract terms for competitive reasons.

Government agencies sometimes insist on unduly onerous terms in their contracts with vendors of secure ID issuance systems. For example, it is customary for state agencies to require that a vendor fund the capital-intensive initial deployment of a driver license issuance system (the costs of which the vendor normally recoups over the life of the contract in per-card fees), while reserving the right to terminate the contract for convenience. Similarly, in connection with intellectual property rights, a contract may require that our pre-existing issuance system software be written in a different language and a state may then argue that it falls within the class of works for which it owns the copyright, enabling the state to turn the Digimarc-authored software over to one of our competitors, dedicate it to the public domain, or otherwise use the software in a manner detrimental to our business. Objectionable contract terms may lead us to decline to bid on identification issuance systems to new customers, or to decline to retain business with customers we have historically served, which could reduce our market share and lower our revenues or profits. In addition, if we decline to retain business with customers we have historically served, it could result in the accelerated depreciation of intangible assets. Alternatively, we may decide to accept at least some level of objectionable terms rather than cede an important contract to a competitor, which could also lower our revenues or profits.

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

We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

Our success depends in part on licensing our proprietary technologies. To protect our growing intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to the Company.

We face risks associated with our patent position, including the potential and sometimes actual need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, and the possibility that third parties will be able to compete against us without infringing our patents. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights, or may cause us not to file for, or pursue, patent protection for all of our inventive technologies in jurisdictions where they may have value. Some governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price or we may incur significant costs in bringing legal proceedings against third parties who are infringing our patents.

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

Some of our contracts include provisions by which we assure non-infringement of third-party intellectual property rights. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third party lawsuit resulting from such indemnification increases. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or pay significant damages, or we may be sued by the party allegedly infringed upon. Similarly, as we seek to broaden the number of companies licensed under our patent portfolio, some may seek contractual assurances that we will pursue—by litigation if necessary—their competitors who use our patented technology but are not licensed to do so. Compliance with any such contract provisions may require that we pursue litigation where our costs exceed our likely recovery.

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

We have invested significant time and resources in product development activities for new secure identification markets, including designing and developing numerous enhancements to our driver license systems and improving our cards’ ability to withstand intrusions or alterations without detection. At present, our new products include Digimarc ID Validation Suite (IDVS) and Digimarc IDMarc. If we do not experience a timely, positive reaction from issuing authorities to our new offerings, our projected revenues, margins and earnings may be negatively impacted.

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

Recent and ongoing leadership, staffing and organizational changes may result in disruptions and inefficiencies in our business during transition periods, may require process changes in our business, and will likely cause additional costs to our business before benefits from such changes may be realized.

During the second quarter of 2004, we made significant changes in our management and staff as a result of a detailed review of our business processes. Many of these changes were initiated following the hiring of our new Chief Financial Officer in June 2004 and other senior managers, and in conjunction with the continuing implementation of our new accounting and material requirements planning systems and work on Sarbanes-Oxley compliance. In 2005, we made certain organizational changes designed to better consolidate the secure ID systems and digital watermarking groups into a single business unit and thereby improve our business execution and operational efficiencies. In addition, we appointed a new President of Government Programs and made considerable changes to the management team that reports to him. While we anticipate that these changes in leadership and staffing will improve operations, there is a risk that these changes may disrupt the operations of our business and, consequently, may result in some short-term inefficiencies as personnel complete their transitions and new leaders implement their new plans and procedures. We also expect that these changes may require further modifications of our finance and business processes and will likely cause additional costs to our business in the short term before any benefits from such changes, if any, may be realized.

We depend on our senior management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

Our success depends to a significant extent on the performance and continued service of our senior management. Except for our Chief Executive Officer, our senior management does not have employment agreements. The loss of the services of any of our senior management could delay projects or undermine customer relationships.

Due to the high level of technical expertise that our industry requires,our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. Similarly, without the continued contributions of our key finance personnel, we believe that our ability to meet our reporting obligations and operate successfully as a public company may be limited. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our shareholder litigation and financial performance. In addition, these circumstances may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. In addition, our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

We are engaged in several lawsuits alleging violations of securities law and cannot predict the outcome or ultimate cost of these actions with certainty.

We currently are engaged in litigation relating to the initial public offering of our securities, in addition to the class actions filed against us in connection with our previously announced accounting errors. Such litigation is expensive and lengthy. These matters are discussed in greater detail in Item 3 (Legal Proceedings) of this Annual Report on Form 10-K and in Note 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have incurred significant costs relating to these matters, and expect that we will continue to do so. Due to the inherent uncertainties of such litigation, the ultimate cost and outcome cannot be predicted.

If a judgment were to be entered against the Company and our director and officer liability insurance was inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition.

Our director and officer liability insurance policies provide protection against certain liabilities relating to the securities class action and derivative lawsuits  against us and certain of our officers and directors up to prescribed policy limits. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. In addition, if this insurance coverage becomes unavailable to us or premiums increase significantly in the future, it could make it more difficult for us to retain and attract officers and directors and could expose us to potentially self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance.

We may be required to invest significant additional time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which may increase our operating expenses and reduce our profitability in the near future.

In 2004, we discovered certain material weaknesses in our internal controls and procedures and since then have deployed significant resources to design and implement new and enhanced controls and procedures. As we monitor the regulatory requirements in the future, we may discover additional problems that require further modifications to our controls, review processes and financial management, which could result in our company experiencing additional costs and expenses that may reduce our profitability in the near future.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2005, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $27.2 million. The original maturities of our investment portfolio range from 4 to 184 days with an average interest rate of 4.1%. We had capital lease obligations of approximately $1.1 million at December 31, 2005. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material. To a lesser extent, the Company is also subject to foreign currency exchange risk in the form of exposures to fluctuations in currency exchange rates.

ITEM 8:               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto of Digimarc Corporation and its subsidiaries as of December 31, 2005 and 2004 and for the three year period ended December 31, 2005 and the independent registered public accounting firm reports thereon are set forth on the F pages of this Annual Report on Form 10-K and are incorporated herein by reference.

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

With the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their attestation report is included herein.

(2)          Remediation of Prior Year Material Weaknesses

As previously disclosed in our Form 10-K/A for the year ended December 31, 2004 (filed on June 1, 2005), our management concluded that our internal control over financial reporting was not effective as of December 31, 2004 due to the following identified material weaknesses.

•       Inadequate supervision and technical accounting expertise within the accounting and finance department.

•       Inadequate design and implementation of new accounting system.

•       Inadequate quarterly and year-end financial statement close and review process.

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

•       Insufficient controls related to system access and segregation of duties.

•       Inadequacies related to entity-level controls.

The Public Company Accounting Oversight Board (“PCAOB”) has defined “material weakness” as a “significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” As a result of the above material weaknesses, the Company restated the financial results as of and for the fiscal year ended December 31, 2003 and each quarter therein as well as the quarterly periods ended March 31, 2004 and June 30, 2004.

Throughout 2005, numerous enhancements have been made to our controls over financial reporting, including the following activities:

•       We have hired several new employees into the finance and accounting organization to improve the overall quality and level of experience in the organization. We are continuing to actively recruit and hire new employees to add further depth to the finance and accounting organization.

•       We have made changes in our finance and accounting processes to provide clearer segregation of responsibilities and supervision. Of particular significance is our monthly and quarterly close process which has been enhanced to include additional analysis and support for the financial accounts as well as improved documentation supporting controls over compilation and preparation of our quarterly financial statements.

•       We implemented steps, including changes to our processes and systems, to improve the information flow among the various personnel that have a role in the determination of proper cost capitalization as well as to improve the review and approval process relating to such determination, and we are implementing processes to improve communication among our various functional groups, which include sales, manufacturing, customer support, engineering, accounting, and legal, during the contract negotiation, implementation and fulfillment phases.

•       We implemented preventive control procedures related to system access to monitor and control access to system modules in accordance with appropriate guidelines in order to ensure safeguarding of assets. In addition, we have implemented detective controls such as the enhanced review of accounting transactions and financial statements.

•       We have implemented formal procedures to estimate and document international tax expense and established a procedure to true up prior filings. In addition, we have established procedures to estimate and record our state and local tax expense and exposure.

•       We deployed significant internal and external resources directed at documenting and testing our internal control over financial reporting as contemplated by Section 404 of Sarbanes-Oxley, and such efforts have been helpful in improving our overall process and control environment.

With the implementation of the above activities and other measures taken throughout the year, we have significantly improved our internal control environment and reduced to a remote likelihood the possibility of a material misstatement that would not be prevented or detected.

Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of the Company’s financial statements.

(3)          Evaluation Process; Conclusion on Effectiveness of Disclosure Controls and Procedures at December 31, 2005

Our current management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Management is responsible to maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, such information is to be accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Notwithstanding this evaluation, our internal controls and procedures may not be capable of preventing all instances of error or fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are knowledge and resource constraints in any such system, and a large number of complex permutations of facts, circumstances, accounting policies, procedural implications and business practices that must be considered. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the control systems we develop may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(4)          Changes to Internal Controls

Other than as described above for the completed remediation of previously disclosed material weakness of the prior year, there have not been any changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Digimarc Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Digimarc Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Digimarc Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Digimarc Corporation has maintained in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Digimarc Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Portland, Oregon
March 13, 2006

ITEM 9B:      OTHER INFORMATION

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

ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer and controller, as well as a Code of Ethics for Financial Professionals that applies to our principal financial officer and controller.  We have made these codes available in the Corporate Governance section of our website at www.digimarc.com.  This section is included within the “About Company” section on the home page of our website. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within five business days.

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Relationships Among Directors or Executive Officers,” “Management,” “Report of the Nominating Committee of the Board of Directors,” “Report of the Corporate Governance Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11:        EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation.”

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions.”

ITEM 14:        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Audit Fees and Non-Audit Fees.”

ITEM 15:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are set forth on pages F-1 to F-34 attached to the Annual Report on Form 10-K filed with Securities and Exchange Commission on March 13, 2006:

(i)             Report of Independent Registered Public Accounting Firm—Grant Thornton LLP

(ii)         Report of Independent Registered Public Accounting Firm—KPMG LLP

(iii)     Consolidated Balance Sheets as of December 31, 2005 and 2004

(iv)       Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

(v)           Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(vi)       Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(vii)   Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(a)(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
/s/ Michael McConnell
Date: March 13, 2006	Michael McConnell Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bruce Davis	Chief Executive Officer and Chairman	March 13, 2006
Bruce Davis	of the Board of Directors (Principal Executive Officer)
/s/ Michael McConnell	Chief Financial Officer and Treasurer	March 13, 2006
Michael McConnell	(Principal Financial and Accounting Officer)
/s/ Robert Chamness	Chief Legal Officer and Secretary	March 13, 2006
Robert Chamness
/s/ Philip Monego, Sr.	Director	March 13, 2006
Philip Monego, Sr.
/s/ Brian J. Grossi	Director	March 13, 2006
Brian J. Grossi
/s/ Peter W. Smith	Director	March 13, 2006
Peter W. Smith
/s/ Jim Roth	Director	March 13, 2006
Jim Roth
/s/ James T. Richardson	Director	March 13, 2006
James T. Richardson
/s/ William J. Miller	Director	March 13, 2006
William J. Miller
/s/ Bernard Whitney	Director	March 13, 2006
Bernard Whitney
/s/ Lloyd G. Waterhouse	Director	March 13, 2006
Lloyd G. Waterhouse

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digimarc Corporation:

We have audited the accompanying consolidated balance sheet of Digimarc Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digimarc Corporation and its subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment, and an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ Grant Thornton LLP

Portland, Oregon
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digimarc Corporation:

We have audited the accompanying consolidated balance sheet of Digimarc Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon
May 27, 2005

DIGIMARC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,964	$18,489
Short-term investments	739	25,068
Trade accounts receivable, net	9,469	9,666
Unbilled trade receivables	6,228	5,008
Inventory, net	7,451	8,858
Other current assets	2,828	1,779
Total current assets	50,679	68,868
Restricted cash	7,279	8,279
Property and equipment, net	64,108	63,975
Intangible assets, net	17,164	21,162
Other assets, net	1,009	1,003
Total assets	$140,239	$163,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,722	$11,424
Accrued payroll and related costs	3,731	2,161
Deferred revenue	6,809	4,854
Other current liabilities	2,032	1,492
Total current liabilities	19,294	19,931
Other long-term liabilities	969	1,112
Total liabilities	20,263	21,043
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2005 and 2004; issued and outstanding 20,808,994 and 20,453,429 shares at December 31, 2005 and 2004, respectively	21	21
Additional paid-in capital	209,337	206,979
Deferred stock compensation	(1,519)	—
Accumulated other comprehensive income	137	147
Accumulated deficit	(88,000)	(64,903)
Total stockholders’ equity	119,976	142,244
Total liabilities and stockholders’ equity	$140,239	$163,287

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Service	$84,691	$73,919	$71,588
Product and subscription	16,362	19,028	14,003
Total revenue	101,053	92,947	85,591
Cost of revenue:
Service	61,465	47,591	40,808
Product and subscription	6,707	11,784	7,524
Total cost of revenue	68,172	59,375	48,332
Gross profit	32,881	33,572	37,259
Operating expenses:
Sales and marketing	15,777	12,908	12,709
Research, development and engineering	13,131	8,327	7,992
General and administrative	21,524	17,150	11,629
Amortization of intangibles	4,035	2,536	3,152
Intellectual property	2,014	2,162	1,846
Total operating expenses	56,481	43,083	37,328
Operating loss	(23,600)	(9,511)	(69)
Other income (expense):
Interest income	1,095	905	687
Interest expense	(203)	(104)	(14)
Other	(41)	53	(106)
Total other income, net	851	854	567
Income (loss) before provision for income taxes	(22,749)	(8,657)	498
Provision for income taxes	(348)	(365)	(323)
Net income (loss)	$(23,097)	$(9,022)	$175
Net income (loss) per share—basic	$(1.13)	$(0.44)	$0.01
Net income (loss) per share—diluted	$(1.13)	$(0.44)	$0.01
Weighted average shares outstanding—basic	20,485	20,326	18,572
Weighted average shares outstanding—diluted	20,485	20,326	19,351

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in	Deferred stock		Accumulated other comprehensive income	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	Warrant	(loss)	Deficit	equity
BALANCE AT DECEMBER 31, 2002	17,640,698	$18	$176,002	$(1,332)	$675	$(43)	$(56,056)	$119,264
Exercise of stock options	622,108	—	3,567	—	—	—	—	3,567
Issuance of employee stock purchase plan shares	81,044	—	862	—	—	—	—	862
Issuance of common stock and warrants through private placement, net	1,785,996	2	22,569	—	881	—	—	23,452
Expired warrants and options issued to non-employees	—	—	675	—	(675)	—	—	—
Stock-based compensation expense	—	—	(41)	1,332	—	—	—	1,291
Foreign currency translation gain	—	—	—	—	—	139	—	139
Net income	—	—	—	—	—	—	175	175
BALANCE AT DECEMBER 31, 2003	20,129,846	20	203,634	—	881	96	(55,881)	148,750
Exercise of stock options	160,622	1	679	—	—	—	—	680
Issuance of employee stock purchase plan shares	48,455	—	468	—	—	—	—	468
Issuance of common stock and warrants through private placement, net	74,506	—	969	—	—	—	—	969
Issuance of common stock for litigation settlement	40,000	—	348	—	—	—	—	348
Conversion and expiration of warrants	—	—	881	—	(881)	—	—	—
Foreign currency translation gain	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	(9,022)	(9,022)
BALANCE AT DECEMBER 31, 2004	20,453,429	21	206,979	—	—	147	(64,903)	142,244
Exercise of stock options	22,795	—	70	—	—	—	—	70
Issuance of employee stock purchase plan shares	82,254	—	378	—	—	—	—	378
Issuance of restricted common stock	270,000	—	2,025	(2,025)	—	—	—	—
Purchase and retirement of common stock	(19,484)	—	(115)	—	—	—	—	(115)
Stock-based compensation expense	—	—	—	506	—	—	—	506
Foreign currency translation gain	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(23,097)	(23,097)
BALANCE AT DECEMBER 31, 2005	20,808,994	$21	$209,337	$(1,519)	$—	$137	$(88,000)	$119,976

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Twelve Months Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(23,097)	$(9,022)	$175
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,700	13,490	10,780
Stock-based compensation expense	506	—	1,291
Impairment of investments	—	465	—
Issuance of common stock for litigation settlement	—	348	—
Increase (decrease) in allowance for doubtful accounts	25	263	(171)
Other non-cash charges	(64)	703	379
Changes in operating assets and liabilities:
Restricted cash	1,000	(6,303)	13,726
Trade and unbilled accounts receivable, net	(1,048)	(1,448)	1,815
Inventory, net	1,407	(2,605)	(1,162)
Other current assets	(1,049)	273	1,055
Other assets, net	(6)	(253)	(309)
Accounts payable	(4,702)	4,840	(1,424)
Accrued payroll and related costs	1,570	1,092	(318)
Deferred revenue	1,955	1,694	(572)
Other liabilities	606	1,142	57
Net cash provided by (used in) operating activities	(3,197)	4,679	25,322
Cash flows from investing activities:
Purchase of property and equipment	(7,575)	(27,247)	(7,402)
Capitalization of labor costs	(7,932)	(12,444)	(6,609)
Sale or maturity of short-term investments	180,568	193,355	39,786
Purchase of short-term investments	(156,239)	(175,392)	(63,027)
Net cash provided by (used in) investing activities	8,822	(21,728)	(37,252)
Cash flows from financing activities:
Net proceeds from issuance of common stock	333	2,117	27,881
Principal payments under capital lease obligations	(483)	(205)	(7)
Net cash provided by (used in) financing activities	(150)	1,912	27,874
Net increase (decrease) in cash and cash equivalents	5,475	(15,137)	15,944
Cash and cash equivalents at beginning of year	18,489	33,626	17,682
Cash and cash equivalents at end of year	$23,964	$18,489	$33,626
Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$104	$14
Cash paid for income taxes	$139	$400	$136
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$274	$77	$1,464
Grant of restricted stock	$2,025	$—	$—

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation is a supplier of secure identity solutions and advanced technologies for use in media management. Our solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, and improve the management of media content. The Company is a supplier of driver licenses in the United States, producing nearly two-thirds of all driver licenses issued.

Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital codes to be embedded in all forms of media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded codes within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. As of December 31, 2005, the Company held rights in 222 issued U.S. patents and 59 issued foreign patents on this technology and related technologies, applications, systems, and processes and had more than 500 U.S. and foreign applications pending.

Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world. The substantial majority of the Company’s revenues arise from provision of critical infrastructure pursuant to long-term contracts with government agencies—primarily U.S. state government agencies engaged in the issuance of driver licenses, a consortium of leading Central Banks, and national governments of certain foreign countries. The remainder of our revenues is generated primarily from patent and technology license fees paid by business partners, providing media and rights management solutions to major movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world.

In December 2001, the Company acquired the assets and assumed certain liabilities of the U.S. large government programs identification systems and international digital identification systems businesses of Polaroid and certain other affiliated entities of Polaroid. The acquisition was accounted for using the purchase method of accounting.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no material effect on the results of operations or financial position for any year presented.

Certain costs were reclassified from general and administrative to cost of revenue, sales and marketing, research, development and engineering, intellectual property and amortization of intangibles as shown on the consolidated statement of operations. The amortization of intangibles category includes amortization costs related to intangible assets, primarily customer relationship intangibles recorded in December 2001. The intellectual property category includes costs associated with documenting, applying for, and maintaining patents generated through the Company’s research and development efforts. The infrastructure category includes rent, leasehold improvements amortization, insurance expense and infrastructure depreciation. The centralized cost category includes centralized departments that serve all operations such as our information technology department. The methods employed were based on headcount, square footage or a combination of both as appropriate. The table below shows the effects of these reclassifications on prior period numbers:

		Amortization	Intellectual		Centralized
Year ending December 31,	Before	of Intangibles	Property	Infrastructure	Cost	After
2004
Cost of revenue—service	$45,663	$—	$—	$528	$1,400	$47,591
Total cost of revenue	57,447	—	—	528	1,400	59,375
Gross profit	35,500	—	—	(528)	(1,400)	33,572
Sales and marketing	11,919	—	—	472	517	12,908
Research, development and engineering	7,229	—	(1,200)	1,070	1,228	8,327
General and administrative	25,863	(2,536)	(962)	(2,070)	(3,145)	17,150
Amortization of Intangibles	—	2,536	—	—	—	2,536
Intellectual Property	—	—	2,162	—	—	2,162
Total operating expenses	45,011	—	—	(528)	(1,400)	43,083
2003
Cost of revenue—service	39,412	—	—	496	900	40,808
Total cost of revenue	46,936	—	—	496	900	48,332
Gross profit	38,655	—	—	(496)	(900)	37,259
Sales and marketing	11,854	—	—	539	316	12,709
Research, development and engineering	7,137	—	(1,058)	1,178	735	7,992
General and administrative	19,733	(3,152)	(788)	(2,213)	(1,951)	11,629
Amortization of Intangibles	—	3,152	—	—	—	3,152
Intellectual Property	—	—	1,846	—	—	1,846
Total operating expenses	38,724	—	—	(496)	(900)	37,328

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $19,171 and $11,606 at December 31, 2005 and 2004, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Restricted Cash

Restricted cash of $7,279 and $8,279 at December 31, 2005 and 2004, respectively, consists of cash and cash equivalents that are primarily held as a guarantee for certain performance bond obligations that the Company is obligated to maintain in connection with some of its long-term contracts relating to the secure ID systems business. The Company supports the performance bonds with letters of credit, which may or may not require restricted cash. The letters of credit must be renewed yearly if they are expected to continue, and therefore the need for restricted cash is renewed yearly. However, the Company’s banks have required the Company to restrict this cash until it returns to profitability for one year. Accordingly, restricted cash is classified as a non-current asset.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments, trade and unbilled accounts recievable. The Company places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. The Company’s investment policy limits its credit exposure to any one financial institution or type of financial instrument. As a result, the credit risk associated with cash and investments is minimal. At December 31, 2005, the Company had one customer which accounted for 11% of trade and unbilled accounts receiveable.  At December 31, 2004, the Company had no customer which accounted for more than 10% of trade and unbilled accounts receivable.

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

	2005	2004	2003
Balance—beginning of period	$316	$53	$224
Provision (recovery)	184	263	(96)
Charge offs	(159)	—	(75)
Balance—end of period	$341	$316	$53

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Inventories

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

	2005	2004
Equipment and deferred contract costs	899	1,033
Consumable materials	6,552	7,825
Inventory, net	7,451	8,858

The reserve for slow moving and obsolete items was $240 and $271 at December 31, 2005 and December 31, 2004, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

The Company records a provision for excess and obsolete inventory based on changes in market conditions, sales orders, expected sales volumes, and technology advances. The provision was recorded in the period the circumstances occurred or were identified. The activity in the inventory reserve is as follows:

	2005	2004	2003
Balance at Beginning of Period	$271	$70	$330
Charges to Provision for Obsolescence	288	726	75
Deductions against Balance	(319)	(525)	(335)
Balance at End of Period	$240	$271	$70

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

Intangible Assets

Intangible assets relate to the value of customer relationships acquired when the Company purchased certain assets of Polaroid and other technology and intellectual property rights. Customer relationships are generally being amortized on a straight-line basis over an estimated useful life of 12 years and the other technology and intellectual property rights are being amortized over an estimated useful life of five years. The useful life of the individual asset is evaluated and adjusted when warranted by changes in the contractual arrangement or other evidence indicates a change in useful life. The gross assets and accumulated amortization for intangibles are as follows:

	2005	2004
Gross intangible assets	$29,906	$29,869
Accumulated amortization	(12,742)	(8,707)
Intangible assets, net	$17,164	$21,162

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated amortization of intangibles over the next five years is as follows:

	2006	2007	2008	2009	2010
Amortization of intangibles	$2,500	$1,900	$1,900	$1,900	$1,900

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

Our contracts for driver license and other identification issuance systems and their related products typically include terms relating to supplier dependencies, time-based performance, development and delivery schedules and milestones, and other contract terms that may create situations where a customer may assert that we are late in meeting our delivery obligations and that we owe them late penalties, charges or other damages. Such provisions are common in large scale government contracts at the state and federal levels. These contracts include installation, customer acceptance and testing, and other delivery and related procedures. Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. If we failed to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims. From time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid any material contractual damages in connection with a customer dispute. While there is always risk that damages could be assessed in the future, management cannot predict, as of December 31, 2005 whether any material damages will be imposed in the future or what the amount of any such damages would be if they were to be imposed. However, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

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

A significant portion of our business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue that may not be subject to future renewal. Further, we may face competitive bids for a number of our major accounts in 2006. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. Our failure to be able to provide such performance bonds may preclude our ability to bid on new government contracts or maintain our existing contracts for the entirety of their full terms. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause our quarterly results to fluctuate and anticipated revenue to decrease significantly.

Revenue Recognition

Revenue from the Company’s government-issued credential systems is generally billed and recognized on a per card produced basis. The Company recognizes revenue on these contracts based on the actual monthly production, if available, and in limited situations on estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Differences to date have not been significant. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

Revenue for sales of consumables and equipment not related to a driver license production contract is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured.

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

Stock-Based Compensation

The Company has various stock-based compensation plans, including stock incentive plans and an employee stock purchase plan. In 2005, the Company continued to apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Generally, under APB Opinion No. 25, stock-based compensation expense is recognized only for stock awards granted with an exercise price below fair market value on the date of grant.

SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed the value of all options granted during 2005, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumption for grants:

	2005	2004	2003
Risk-free interest rate	4.50%	4.00%	4.00%
Expected dividend yield	—	—	—
Expected life (in years)	4	4	4
Expected volatility	50%	50%	50%

Using the Black-Scholes methodology, the total value of options granted during 2005, 2004, and 2003 was $4,490, $9,387 and $8,516, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2005, 2004, and 2003 was $3.64, $6.56 and $7.81 per share, respectively.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The Company has computed the estimated fair value of purchase rights granted under the Purchase Plan on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.50%	4.00%	4.00%
Expected dividend yield	—	—	—
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Expected volatility	50%	50%	50%

The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2005, 2004 and 2003 was $1.88, $4.01and $6.24, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands, except per-share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(23,097)	$(9,022)	$175
Add: Stock-based compensation expense determined under the intrinsic value method	506	—	1,291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,170)	(12,834)	(14,121)
Pro forma net loss	$(29,761)	$(21,856)	$(12,655)
Earnings per share:
Basic—as reported	$(1.13)	$(0.44)	$0.01
Diluted—as reported	$(1.13)	$(0.44)	$0.01
Basic—pro forma	$(1.45)	$(1.08)	$(0.68)
Diluted—pro forma	$(1.45)	$(1.08)	$(0.68)

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices equal to or greater than $9.00. The acceleration  applies to all options outstanding as of December 31, 2005 under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan, except for options held by members of the Company’s Board of Directors. Options to purchase 422,248 shares of the Company’s common stock, or 6% of the Company’s total outstanding options, with a weighted average exercise price of $11.51 and varying remaining vesting schedules, are subject to this acceleration and become immediately vested and exercisable as of December 31, 2005. Of these 422,248 options, 120,972 options are held by the Company’s executive officers. As a result of this acceleration, the Company reduced its exposure to the effects of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the Company to recognize stock-based compensation expense associated with stock options based on the fair value method for periods beginning after December 31, 2005. The incremental pro forma expense as a result of the acceleration was $1,362 and has been included in the table above as a result of this acceleration.

On December 21, 2004, the Audit, Compensation and Corporate Governance Committees of the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices greater than $15.00. The acceleration applied to all options outstanding under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan that would not have otherwise vested in full by June 30, 2005 in accordance with their terms. The effective date of the vesting acceleration is December 31, 2004. The $15.00 exercise price was selected because it was higher than (i) the price at which the Company’s stock had traded during the period prior to the announcement of the restatement of prior financial results, (ii) the average trading price of the Company’s common stock for the last two years, and (iii) the purchase price per share of the Company’s common stock in the Company’s private placement in August 2003. Options to purchase 310,057 shares of the Company’s common stock, or 5% of the total number of options of the Company outstanding as of December 31, 2004 with remaining vesting schedules, were accelerated. Accelerating the vesting of the Company’s options prior to the time at which these new accounting changes become effective accelerates the recognition of any remaining pro forma expense calculated under Statement 123 associated with these options. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification. The incremental pro forma expense as a result of the acceleration was $1,138 and has been included in the table above as a result of this acceleration. Of these 310,057 options, approximately 50,000 options are held by the Company’s executive officers. Other than the Company’s chairman and chief executive officer, no director of the Company holds any options subject to the acceleration.

On December 16, 2004, the FASB issued Statement No. 123(R) Share-Based Payment, which is a revision of Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of Statement No. 123. The effective date for this pronouncement is for the next fiscal years beginning after December 15, 2005. The Company will adopt SFAS 123(R) effective January 1, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 5.

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

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS

Income available to common stockholders	$(23,097)	20,485	$(1.13)	$(9,022)	20,326	$(0.44)	$175	18,572	$0.01
Effect of Dilutive Securities
Options		—			—			778
Warrants		—			—			1
Diluted EPS
Income available to common stockholders	$(23,097)	20,485	$(1.13)	$(9,022)	20,326	$(0.44)	$175	19,351	$0.01

Common stock equivalents related to stock options and warrants of 6,203,114, 5,893,251 and 3,942,393 were excluded from diluted net income per share calculations for 2005, 2004, and 2003, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period. Common stock equivalents related to stock options and warrants of 425,249 and 308,944 are antidilutive in a net loss year and, therefore, are not included in 2005 and 2004 diluted net loss per share, respectively.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, only foreign currency translation adjustments are required to be reported in comprehensive income (loss). Comprehensive income (loss) for the years ended December 31 is as follows:

	2005	2004	2003
Net income (loss)	$(23,097)	$(9,022)	$175
Foreign currency translation adjustment	(10)	51	139
Comprehensive income (loss)	$(23,107)	$(8,971)	$314

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. This prouncement is effective for the Company in the first quarter of 2006. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

(2)          Property and Equipment

	December 31,
	2005	2004
Office furniture and equipment	4,999	3,815
Production equipment	96,770	82,028
Leasehold improvements	1,738	1,901
	103,507	87,744
Less accumulated depreciation and amortization	(39,399)	(23,769)
	$64,108	$63,975

(3)          Leases

The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 48 months. The cost of these assets was $1,068 and $1,541 at December 31, 2005 and 2004, respectively, and accumulated amortization was $954 and $463 at December 31, 2005 and 2004, respectively.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2006	$606	$2,260
2007	454	1,610
2008	75	1,492
2009	4	1,541
2010	—	1,465
Thereafter	—	587
Total minimum lease payments	1,139	$8,955
Less amount representing interest	(71)
Net obligation under capital leases	1,068
Less current portion	(555)
Non-current portion	$513

Rent expense on the operating leases for the years ended December 31, 2005, 2004 and 2003 totaled $2,546, $2,998 and $2,863, respectively.

(4)          Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees’ hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ended December 31, 2005 and 2004, the Company made discretionary matching contributions in the aggregate amount of $479 and $70, respectively. For the year ended December 31, 2003 the Company made no discretionary matching contributions.

(5)          Stockholders’ Equity

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

Restricted Stock

On February 23, 2005, the Compensation Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to officers of the Company under the terms of the Company’s 1999 Stock Incentive Plan. The agreement provides, among other things, that the shares will vest in full upon the termination of the officer’s employment without cause or the officer’s resignation for good reason following a change in control of the Company. Notwithstanding the foregoing, the plan administrator has discretionary authority, among other things, to determine the terms and conditions of any award granted under the Plan. The Compensation Committee approved grants of restricted stock awards to certain of its named executive officers, effective as of March 1, 2005, totaling 270,000 shares. One-quarter of the restricted shares granted to these executive officers will vest each December 31 beginning on December 31, 2005.

Deferred Stock Compensation

For 2005, stock-based compensation expense relates to restricted stock granted in the current year, is based on the fair market value of the Company’s common stock on the date the restricted stock was granted (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. For prior years, deferred stock compensation expense is based on the difference between the fair market value of the Company’s common stock and the exercise price of options to purchase that stock on the date of grant, and was recognized over the vesting period of the related options, generally four years. For the year ended December 31, 2005, $506 of stock-based compensation

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

expense was recorded. No stock-based compensation was recorded as expense in 2004 while $1,291 was recorded for the year ended December 31, 2003.

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

In October 1999, the 1999 Stock Incentive Plan, subsequently amended and restated (the “1999 Plan”) was approved by the Company’s Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company’s initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. Since adoption, the Company has reserved an additional 10,113,414 shares of its common stock for issuance under the 1999 Plan bringing the total reserved under the 1999 plan to 11,613,414 shares, and the total reserved under the 1995 Plan and the 1999 Plan combined to 14,413,414 shares. The exercise price and term of options granted under the 1999 Plan are determined by the Company’s Board of Directors or by a committee they designate.

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

Transactions involving the stock incentive plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2002	6,632,889	$16.31
Granted	1,090,887	15.19
Exercised	(622,108)	5.73
Canceled	(793,130)	17.74
Options outstanding, December 31, 2003	6,308,538	16.98
Granted	1,429,952	11.95
Exercised	(160,622)	4.23
Canceled	(741,688)	16.00
Options outstanding, December 31, 2004	6,836,180	16.33
Granted	1,257,850	6.35
Exercised	(22,795)	2.23
Canceled	(702,599)	15.62
Options outstanding, December 31, 2005	7,368,636	$14.74

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.50 – $ 6.15	921,108	8.33	$5.09	246,120	$2.86
$ 6.19 – $ 9.85	776,162	8.70	$7.88	400,138	$8.88
$10.12 – $12.25	800,868	7.96	$11.59	799,201	$11.59
$12.40 – $13.25	757,304	7.12	$12.83	757,003	$12.83
$13.38 – $14.13	1,125,726	5.22	$14.05	1,125,726	$14.05
$14.18 – $15.24	778,743	6.99	$15.11	778,743	$15.11
$15.25 – $17.00	958,031	6.90	$16.30	958,031	$16.30
$17.13 – $26.25	874,644	5.44	$20.67	874,644	$20.67
$27.50 – $35.13	121,050	4.36	$31.40	121,050	$31.40
$53.94 – $53.94	255,000	4.08	$53.94	255,000	$53.94
$ 0.50 – $53.94	7,368,636	6.85	$14.74	6,315,656	$16.16

At December 31, 2005, 3,833,378 shares were available for grant. At December 31, 2004, 5,385,824 options were exercisable at a weighted average price of $17.50. At December 31, 2003, 3,675,637 options were exercisable at a weighted average price of $18.22.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan, subsequently amended and restated (the “Purchase Plan”), the Company has authorized the issuance of 1,806,665 shares of common stock, 1,384,549 of which are available for purchase at December 31, 2005. The Purchase Plan allows eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of an employee’s base compensation, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period.

The Company delayed the purchase of shares under the Purchase Plan that would have occurred on November 30, 2004 until May 31, 2005. The purchase was delayed because the Company’s failure to timely file its third quarter Form 10-Q caused the registration statements on Form S-8 on file with the SEC for the Purchase Plan to not reflect current information. As a result of the delay, participants were provided with the opportunity to withdraw all of the accumulated payroll deductions credited to their account under the Purchase Plan, or terminate future payroll deductions.

Warrants

The Company has in the past issued warrants amd options for the purchase common stock to certain non-employee partners, consultants and investors. As of the date of these financial statements, all such warrants have expired. Because these warrants are reflected in the Company’s Consolidated Statements of Stockholders’ for the 2003 and 2004 fiscal years, accounting rules require that we include in these notes certain information concerning these warrants.

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

In 2001, the Company issued 5,000 options to non-employees who provided consulting services and recorded expense related to those options of $42 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends; expected volatility of 100%; risk-free interest rate of 4.40%; and contractual life ranging from 0.5 to 3.0 years. In January 2002, 3,000 of these options expired. The remainder of these options will expire in July of 2006.

In August 2003, the Company issued an aggregate of 267,899 warrants with an exercise price of $14.00 per share as a part of a private placement of 1,785,996 units, with each unit consisting of one share of common stock and warrants exercisable for 0.15 shares of common stock. The warrants were exercisable for 15 days beyond the effective date of the common stock registration for the private placement. The effective date of the common stock registration was December 23, 2003. In January 2004, 74,506 warrants were exercised. The remainder of these warrants have expired unexercised.

(6)          Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

	Year ended December 31,
	2005	2004	2003
Domestic	$(21,491)	$(7,226)	$374
Foreign	(1,258)	(1,431)	124
Total	$(22,749)	$(8,657)	$498

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

For the years ended December 31, 2005, 2004 and 2003, the Company was profitable in some foreign jurisdictions. Therefore, a provision for current foreign tax of $348, $365 and $323, respectively, was recorded. No provision was recorded for federal or state taxes. The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Income taxes computed at statutory rates	$(7,734)	$(2,943)	$169
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(930)	(270)	41
Change in valuation allowance	8,220	3,524	328
Recharge expenses	—	381	290
Amortization expenses	323	—	—
Other non-deductible	81	—	—
Generated research credits	—	(273)	(558)
Foreign rate differential, net of credits	169	89	(13)
Meals and entertainment	116	78	65
Other	103	(221)	1
Total	$348	$365	$323

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$37,708	$31,490
Research and experimentation credits	2,183	2,617
Accrued expenses and allowances	1,672	1,030
Deferred revenue	1,475	1,177
Deferred compensation	272	643
Foreign tax credit	331	331
Impairment of investments	192	—
Other	1	2
Total gross deferred tax assets	43,834	37,290
Less valuation allowance	(41,825)	(34,571)
Net deferred tax assets	2,009	2,719
Deferred tax liabilities:
Tax depreciation and amortization	2,009	2,719
Total deferred tax liabilities	2,009	2,719
Net deferred tax asset (liability)	$—	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company has recorded a full valuation allowance against deferred tax assets as it is not more likely than not that deferred tax assets will be recoverable. The net change in the total valuation allowance for the year ended December 31, 2005, 2004 and 2003 was an increase of $7,254, $3,617 and $368, respectively. Included in the valuation allowance at December 31, 2005 is $10,051 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $98,500 to offset against future income for foreign, federal and state tax purposes, and research and experimentation credits of $2,183. Approximately $26,205 of the net operating loss carryforward will be allocated to contributed capital if subsequently recognized. These carryforwards expire through 2025.

A provision of the Internal Revenue Code imposes a limitation on the utilization of net operating losses and research and experimentation credits when there is a change of more than 50% in ownership of the Company. The Company has had several such changes since 1996.

United States taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings and repatriate only when it is tax efficient to do so. Accordingly, the Company believes no federal or state tax will be incurred upon repatriation.

(7)          Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: secure identification and media management solutions. Revenue is generated in this segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the United States and in non-U.S. countries through its sales personnel and its subsidiaries. The Company’s management evaluates resource allocation decisions and the performance of the Company based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis.

Information regarding geographic areas for the years ended December 31 is as follows:

	Years Ended December 31,
Revenue:	2005	2004	2003
United States	$80,119	$72,173	$71,542
International	20,934	20,774	14,049
	$101,053	$92,947	$85,591

Revenue is attributed to countries based on the location of the identifiable customers.

	December 31,
Long-lived tangible assets:	2005	2004
United States	$60,675	$59,683
International	3,433	4,292
	$64,108	$63,975

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

	December 31,
Intangible assets, net:	2005	2004
United States	$16,829	$19,903
International	335	1,259
	$17,164	$21,162

Major Customers

No single customer accounted for 10% or more of the Company’s revenues for the year ended December 31, 2005, 2004 or 2003. There was one customer that accounted for 11% of the Company’s trade and unbilled accounts receivable for the year ended December 31, 2005. No customer accounted for more than 10% of trade and unbilled accounts receivable at December 31, 2004.

(8)          Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against us and certain of our current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired our securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we had discovered errors in our accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that we likely would be required to restate our previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the complaint alleged that we issued false and misleading financial statements and created a misperception regarding the profitability of the company in order to inflate the value of Digimarc stock, which permitted insider sales of personal holdings at inflated values, and that we maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint sought unspecified damages.  On November 30, 2005, the Court granted our motion to dismiss the amended complaint on the grounds that plaintiffs had failed to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. Plaintiffs filed a second amended complaint on January 17, 2006. On February 14, 2006, we filed a motion to dismiss the second amended complaint on the grounds that plaintiffs still fail to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. This motion is pending. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. Separately, on November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits. On August 25, 2005, the individual defendants filed a motion to stay this state court derivative lawsuit, and on September 26, 2005, the Court entered a stipulated order granting the motion and staying the case pending the outcome of an investigation by a committee appointed by the Company’s Board of Directors of the claims asserted in the demand letter and in the derivative lawsuits. That stay expired on February 28, 2006, and defendants have until March 31, 2006 to respond to the complaints in this lawsuit.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted, and may in the future assert, compensatory or liquidated damages, breach of contract, or other claims alleging that we have failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. From time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid any material contractual damages in connection with a customer dispute. While there is always risk that damages could be assessed in the future, management cannot predict, as of December 31, 2005, whether any material damages will be imposed in the future or what the amount of any such damages would be if they were to be imposed. However, our failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in our having to incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such circumstances could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change. The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(9)          Related Party Transactions

In 2005, 2004 and 2003, the Company entered into services and licensing arrangements with a holder of common stock. The Company recognized $486, $638 and $118 in revenue for the years ended December 31, 2005, 2004 and 2003, respectively, in connection with these arrangements. At December 31, 2005 and 2004, net accounts receivable from this customer were $231 and $202, respectively. At December 31, 2005 and 2004, deferred revenue from this customer was $320 and $480, respectively.

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

(10)   Subsequent Events

On January 3, 2006, the Compensation Committee of the Board of Directors granted options to purchase 515,000 shares of the Company’s common stock and awarded 105,000 restricted stock shares and 105,000 performance vesting shares under its 1999 Stock Incentive Plan, as amended, to named executive officers. The options were granted with an exercise price equal to the market price on the date of grant. The options and the shares subject to the restricted stock awards will vest over a four-year period following the date of grant. The performance vesting shares will vest in full (or terminate) based on the achievement within three years of the date of grant of a specified performance goal related to the price per share of the Company’s common stock. Specific terms of the option grants are governed by a Stock Option Award Agreement between the Company and each named executive officer. Specific terms of the restricted stock awards and performance vesting share awards are governed by a Restricted Stock Agreement and Performance Vesting Share Agreement between the Company and each named executive officer.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(11)   Quarterly Financial Information—Unaudited

As discussed in Footnote 1, the Company reclassified certain costs related to amortization of intangibles, intellectual property, infrastructure, and centralized costs. The table below shows the effects of these reclassifications on prior quarterly numbers:

	March 31		June 30		September 30		December 31
Quarter ended:	Before	After	Before	After	Before	After	Before	After
2005
Total revenue	$24,379	$24,379	$24,753	$24,753	$26,781	$26,781	N/A	$25,140
Total cost of revenue	15,493	16,077	15,967	16,560	16,494	17,043	N/A	18,492
Sales and marketing	3,815	3,777	3,898	3,889	4,291	4,295	N/A	3,816
Research, development and engineering	2,483	2,908	3,001	3,428	2,898	3,199	N/A	3,596
General and administrative	7,004	5,497	6,999	5,521	6,234	4,852	N/A	5,654
Amortization of intangibles	811	811	1,339	1,339	1,147	1,147	N/A	738
Intellectual property	—	536	—	467	—	528	N/A	483
Operating income (loss)	(5,227)	(5,227)	(6,451)	(6,451)	(4,283)	(4,283)	N/A	(7,639)
Net income (loss)	(5,120)	(5,120)	(6,217)	(6,217)	(4,228)	(4,228)	N/A	(7,532)
Net income (loss) per share—basic	(0.25)	(0.25)	(0.30)	(0.30)	(0.21)	(0.21)	N/A	(0.37)
Net income (loss) per share—diluted	(0.25)	(0.25)	(0.30)	(0.30)	(0.21)	(0.21)	N/A	(0.37)
2004
Total revenue	$23,658	$23,658	$23,474	$23,474	$23,520	$23,520	$22,295	$22,295
Total cost of revenue	14,844	15,275	14,764	15,222	13,730	14,199	14,109	14,679
Sales and marketing	2,563	2,781	2,840	3,062	3,090	3,376	3,426	3,689
Research, development and engineering	1,722	1,935	1,550	1,771	1,931	2,259	2,026	2,362
General and administrative	5,465	3,506	5,579	3,558	7,436	5,160	7,383	4,926
Amortization of intangibles	—	642	—	547	—	688	—	659
Intellectual property	—	455	—	573	—	505	—	629
Operating income (loss)	(936)	(936)	(1,259)	(1,259)	(2,667)	(2,667)	(4,649)	(4,649)
Net income (loss)	(786)	(786)	(1,271)	(1,271)	(2,467)	(2,467)	(4,498)	(4,498)
Net income (loss) per share—basic	(0.04)	(0.04)	(0.06)	(0.06)	(0.12)	(0.12)	(0.22)	(0.22)
Net income (loss) per share—diluted	(0.04)	(0.04)	(0.06)	(0.06)	(0.12)	(0.12)	(0.22)	(0.22)

EXHIBIT INDEX

Exhibit Number	Document
2.1

Asset Purchase Agreement among Polaroid Corporation, Polaroid ID Systems, Inc. and Digimarc Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2002)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended
3.2

Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)

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

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
10.2	Registrant’s 1995 Stock Incentive Plan, as amended
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

10.6	Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation
10.7	Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V.
10.8

Registrant’s 2000 Non-Officer Employee Stock Incentive Plan, as amended and restated on February 19, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.9

Registrant’s 1999 Non-Employee Director Option Program, as amended and restated on March 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.10

First Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

10.11

Second Promissory Note, dated July 1, 2002, between Digimarc Corporation and Indraneel Paul (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003)

10.12

Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003)

10.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.14

Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)

10.15

Form of Restricted Stock Agreement for the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)

10.16

Form of Stock Option Award Agreement for the 1999 Non-Employee Director Option Program adopted under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)

10.17

Forms of Notice of Stock Option Award and Stock Option Award Agreement for officers under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 7, 2005)

10.18

Full Service Lease, dated March 22, 2004, by and between PS Business Parks, L.P., and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 7, 2005)

10.19	Summary of Key Terms of Named Executive Officer Compensation Arrangements
10.20	Summary of Key Terms of Nonemployee Director Compensation Arrangements
10.21	Form of Performance Vesting Share Agreement
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer