Form 10-Q
period 2006-03-31
DIGIMARC CORP
filed 2006-05-10
CIK 1089443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                         Accelerated filer ☒                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2006, there were 21,074,186 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	March 31,	December 31,
	2006	2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,224	$23,964
Short-term investments	1,001	739
Trade accounts receivable, net	6,130	9,469
Unbilled trade receivables	7,036	6,228
Inventory, net	5,843	7,451
Other current assets	2,223	2,828
Total current assets	45,457	50,679
Restricted cash	6,780	7,279
Property and equipment, net	62,045	64,108
Intangibles, net	16,591	17,164
Other assets, net	976	1,009
Total assets	$131,849	$140,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,326	$6,722
Accrued payroll and related costs	2,901	3,731
Deferred revenue	5,965	6,809
Other current liabilities	1,894	2,032
Total current liabilities	16,086	19,294
Other long-term liabilities	1,160	969
Total liabilities	17,246	20,263
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (21,074,081 and 20,808,994 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	21	21
Additional paid-in capital	208,617	209,337
Deferred stock compensation	—	(1,519)
Accumulated other comprehensive income	137	137
Accumulated deficit	(94,172)	(88,000)
Total stockholders’ equity	114,603	119,976
Total liabilities and stockholders’ equity	$131,849	$140,239

(1)          Derived from the Company’s December 31, 2005 audited consolidated financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Service	$22,290	$19,596
Product and subscription	4,903	4,783
Total revenue	27,193	24,379
Cost of revenue:
Service	17,099	13,724
Product and subscription	2,549	2,353
Total cost of revenue	19,648	16,077
Gross profit	7,545	8,302
Operating expenses:
Sales and marketing	4,539	3,777
Research, development and engineering	3,236	2,908
General and administrative	5,210	5,497
Amortization of intangibles	573	811
Intellectual property	431	536
Total operating expenses	13,989	13,529
Operating income (loss)	(6,444)	(5,227)
Other income (expense):
Interest income	325	264
Interest expense	(16)	(62)
Other	48	(18)
Total other income, net	357	184
Income (loss) before provision for income taxes	(6,087)	(5,043)
Provision for income taxes	(85)	(77)
Net income (loss)	$(6,172)	$(5,120)
Net income (loss) per share—basic	$(0.30)	$(0.25)
Net income (loss) per share—diluted	$(0.30)	$(0.25)
Weighted average shares outstanding—basic	20,607	20,453
Weighted average shares outstanding—diluted	20,607	20,453

``

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(6,172)	$(5,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,818	3,430
Stock-based compensation expense	794	51
Increase (decrease) in allowance for doubtful accounts	(64)	(33)
Other non-cash charges	—	17
Changes in operating assets and liabilities:
Restricted cash	499	(92)
Trade and unbilled accounts receivable, net	2,595	(1,545)
Inventory, net	1,608	(147)
Other current assets	605	222
Other assets, net	33	102
Accounts payable	(1,396)	(2,219)
Accrued payroll and related costs	(830)	1,265
Deferred revenue	(844)	(233)
Other liabilities	(214)	1
Net cash provided by (used in) operating activities	432	(4,301)
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(769)	(5,195)
Intangibles	—	(20)
Sale or maturity of short-term investments	33,961	42,744
Purchase of short-term investments	(34,223)	(32,467)
Net cash provided by (used in) investing activities	(1,031)	5,062
Cash flows from financing activities:
Net proceeds from issuance of common stock	5	—
Principal payments under capital lease obligations	(146)	(117)
Net cash provided by (used in) financing activities	(141)	(117)
Net increase (decrease) in cash and cash equivalents	(740)	644
Cash and cash equivalents at beginning of period	23,964	18,489
Cash and cash equivalents at end of period	$23,224	$19,133
Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$62
Cash paid for income taxes	$—	$27
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$413	$51
Grant of restricted stock	$1,053	$2,025

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

As of March 31, 2006, the Company held rights in 243 issued U.S. patents and 59 issued foreign patents on this technology and related technologies, applications, systems, and processes and had more than 500 U.S. and foreign applications pending.

Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world.

The substantial majority of the Company’s revenue is generated pursuant to long-term contracts with government agencies—primarily U.S. state government agencies responsible for driver license issuance (“State driver license issuers”), a consortium of leading Central Banks and national governments of a number of foreign countries. These systems rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

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

Interim Financial Statements

The condensed consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 13, 2006. The results of operations for the interim periods presented in these condensed consolidated financial statements are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable, inputs for stock-based compensation calculations, and contingencies and litigation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Through December 31, 2005 the Company depreciated program fixed assets that were specifically used to provide services under long term contracts over the shorter of the original contract term or estimated useful life. Starting January 1, 2006, the Company changed its policy for depreciating these assets to the shorter of the original contract term plus 2.75 years or estimated useful life. This change in estimate was supported by analysis completed by the Company during the first quarter of 2006 that showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms. Since contract-specific program assets are tracked on a contract basis, the findings that the contract life is routinely significantly longer than the original contract term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the contract-related asset’s useful life was longer than the original term of the contract. Given the findings of the analysis, Digimarc concluded that it was appropriate to change the estimated useful lives so that contract specific assets were being depreciated over the Company’s estimate of the useful life of these assets. This change had the effect of reducing depreciation expense by $2,146 in the first quarter of 2006.  This reduction in depreciation increased basic and diluted earnings by $0.10 per share before taxes.  Given that the depreciation expense attributed to contract-specific assets is part of cost of revenue, the decrease in depreciation expense will cause gross margins to increase by the amount of the reduction in depreciation expense.

Reclassifications

Certain amounts in the 2005 consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no material effect on the results of operations or financial position for any year presented.

Specifically, certain costs were reclassified from general and administrative to cost of revenue, sales and marketing, research, development and engineering, intellectual property and amortization of intangibles as shown on the condensed consolidated statement of operations. The amortization of intangibles category includes amortization costs related to intangible assets, primarily customer relationship intangibles originally recorded in December 2001. The intellectual property category includes costs associated with documenting, applying for, and maintaining patents generated through the Company’s research and development efforts. The infrastructure category includes rent, leasehold improvements amortization, insurance expense and infrastructure depreciation. The centralized cost category includes centralized departments that serve all operations such as our information technology department. The methods employed were based on headcount, square footage or a combination of both as appropriate.

		Intellectual		Centralized
Quarter ending March 31, 2005,	Before	Property	Infrastructure	Cost	After
Cost of revenue—service	$13,140	$—	$140	$444	$13,724
Total cost of revenue	15,493	—	140	444	16,077
Gross profit	8,886	—	(140)	(444)	8,302
Sales and marketing	3,815	(311)	103	170	3,777
Research, development and engineering	2,483	(220)	233	412	2,908
General and administrative	7,004	(5)	(476)	(1,026)	5,497
Amortization of Intangibles	811	—	—	—	811
Intellectual Property	—	536	—	—	536
Total operating expenses	14,113	—	(140)	(444)	13,529

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

Common stock equivalents related to stock options of 5,386 and 6,431 were excluded from diluted net loss per share calculations for the three-month periods ended March 31, 2006 and 2005, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 852 and 157 for the three-month periods ended March 31, 2006 and 2005, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

3.   Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the first quarter of fiscal 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123,  Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

Determining Fair Value Under SFAS 123(R)

Valuation and Amortization Method.   The Company estimates the fair value of stock-based awards granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.   The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three months ended March 31, 2006 and 2005 generally vest over four years and have contractual terms of ten years. Stock purchases under the Company’s stock purchase plan have an expected life of six months to two years, which is equal to the offering period.

Expected Volatility.   The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses in the Black-Scholes option valuation model is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award. This historical period excludes portions of time when unusual transactions occurred, such as a significant acquisition.

Risk-Free Interest Rate.   The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term approximately equal to the expected life of the award.

Expected Dividend Yield.   The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures.   The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the Company’s stock purchase plan during the three months ended March 31, 2006 and 2005, respectively. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended March 31,
	2006	2005
Expected life (in years)	6.0	4.0
Expected volatility	53%	50%
Risk-free interest rate	4.7%	4.5%
Expected dividend yield	0%	0%
Expected forfeiture rate	14%	20%
Fair value	$3.89	$2.85

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three-months ended March 31, 2006 which was incurred as follows (in thousands):

Three Months Ended March 31, 2006
Stock-based compensation:
Cost of revenue	$54
Sales and marketing	122
Research, development and engineering	114
General and administrative	504
Total stock-based compensation	$794

At March 31, 2006 the Company had 1.6 million non-vested stock options that had a weighted average grant date price of $6.23. As of March 31, 2006, the Company had $6.6 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.75 years.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from its condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Three Months Ended March 31, 2006
	As Reported Following FAS 123 (R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Operating income (loss)	$(6,444)	$(5,838)
Income (loss) before provision for income taxes	(6,087)	(5,481)
Net income (loss)	(6,172)	(5,566)
Net income (loss) per share
Basic	(0.30)	(0.27)
Diluted	(0.30)	(0.27)

Stock Option Activity

As of March 31, 2006, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 7.5 million shares were outstanding, and options to purchase an additional 3.7 million shares were authorized for future grants under the plans. The Company issues new shares for option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2005	7,368,636	$16.16
Options granted	693,035	4.54
Options exercised	(1,922)	2.42
Options canceled	(823,248)	14.20
Options expired	—	—
Outstanding at March 31, 2006	7,236,501	$14.00	6.84 years
Exercisable at March 31, 2006	5,617,298	$16.24	6.23 years

At December 31, 2005, a total of 6.3 million options were exercisable at a weighted-average exercise price of $16.16.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 6.15	1,432,768	8.70	$5.39	307,622	$3.45
$ 6.19 - $ 9.85	881,039	7.83	$7.76	386,982	$8.79
$10.12 - $12.25	772,356	7.72	$11.59	772,356	$11.59
$12.40 - $12.25	677,085	6.82	$12.82	677,085	$12.82
$13.38 - $14.13	797,200	4.92	$14.06	797,200	$14.06
$14.18 - $15.24	641,872	6.73	$15.10	641,872	$15.01
$15.25 - $17.00	871,787	6.62	$16.27	871,787	$16.27
$17.13 - $26.25	786,344	5.15	$20.96	786,344	$20.96
$27.50 - $35.13	121,050	4.11	$31.40	121,050	$31.40
$53.94 - $53.94	255,000	3.84	$53.94	255,000	$53.94
$ 0.50 - $53.94	7,236,501	6.84	$14.00	5,617,298	$16.24

Pro Forma Information Under SFAS 123 and APB 25

Prior to the fiscal year ending December 31, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the three months ended March 31, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share for the three-months ended March 31, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

Three Months Ended
March 31, 2005
Net loss, as reported	$(5,120)
Add: Stock-based compensation expense determined under the intrinsic value method	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,676)
Pro forma net loss	$(6,745)
Earnings per share:
Basic—as reported	$(0.25)
Diluted—as reported	$(0.25)
Basic—pro forma	$(0.33)
Diluted—pro forma	$(0.33)

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices equal to or greater than $9.00. The acceleration  applied to all options outstanding as of December 31, 2005 under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan, except for options held by members of the Company’s Board of Directors. Options to purchase 422,248 shares of the Company’s common stock, or 6% of the Company’s total outstanding options, with a weighted average exercise price of $11.51 and varying remaining vesting schedules, were subject to this acceleration and became immediately vested and exercisable as of December 31, 2005. Of these 422,248 options, 120,972 options are held by the Company’s executive officers.

On December 21, 2004, the Audit, Compensation and Corporate Governance Committees of the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices greater than $15.00. The acceleration applied to all options outstanding under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan that would not have otherwise vested in full by June 30, 2005 in accordance with their terms. The effective date of the vesting acceleration was December 31, 2004.  Options to purchase 310,057 shares of the Company’s common stock, or 5% of the total number of options of the Company outstanding as of December 31, 2004 with remaining vesting schedules, were accelerated. Of these 310,057 options, approximately 50,000 options were held by the Company’s executive officers. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification.

As a result of these accelerations, the Company reduced its exposure to the effects of SFAS 123(R).

4.   Segment Information

The Company derives its revenue from a single reporting segment, secure identity and media management. Revenue is generated in this reporting segment through licensing and subscription of its various products and the delivery of contracted and consulting services related to these products. The Company markets its products in the U.S. and in other countries through its sales personnel and its subsidiaries.

Revenue by geography is as follows:

	Three Months Ended March 31,
	2006	2005
Domestic	$20,105	$19,961
International	7,088	4,418
Total	$27,193	$24,379

There was one customer in the three-month period ended March 31, 2006 that accounted for more than 10% of total revenue. There was no single customer in the three-month period ended March 31, 2005 that accounted for more than 10% of total revenue. There was no single customer that accounted for more than 10% of trade and unbilled accounts receivable, net at March 31, 2006. There was one customer who accounted for 13% of trade and unbilled accounts receivable, net at March 31, 2005.

5.   Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of its current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired the Company’s securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’sannouncement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that it likely would be required to restate its previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the complaint alleged that the Company issued false and misleading financial statements and created a misperception regarding the profitability of the Company in order to inflate the value of Digimarc stock, which permitted insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint sought unspecified damages. On November 30, 2005, the Court granted the Company’s motion to dismiss the amended complaint on the grounds that plaintiffs had failed to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. Plaintiffs filed a second amended complaint on January 17, 2006. On February 14, 2006, the Company filed a motion to dismiss the second amended complaint on the grounds that plaintiffs still fail to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. This motion is pending. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. Separately, on November 8, 2004, a letter was mailed to the chairman of the Company’s Board of Directors by a law firm purporting to represent a shareholder of the Company, demanding that the Board commence a civil action against each of the directors and officers on behalf of the Company to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. These suits claim that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. The Company has appointed a committee to investigate the claims asserted in the demand letter and in the derivative lawsuits. On August 25, 2005, the individual defendants filed a motion to stay this state court derivative lawsuit, and on September 26, 2005, the Court entered a stipulated order granting the motion and staying the case pending the outcome of an investigation by a committee appointed by the Company’s Board of Directors of the claims asserted in the demand letter and in the derivative lawsuits. That stay expired on February 28, 2006, and on March 31, 2006 the individual defendants filed a motion to dismiss the lawsuit based on the recommendation of the Board committee. Plaintiffs subsequently stipulated to a dismissal of the lawsuit and, on May 5, 2006, Judge Gardner signed a stipulated motion and order of dismissal, dismissing the lawsuit with prejudice. The derivative lawsuit filed in the United States District Court for the District of Oregon remains on file, pending a decision on the individual defendats’ motion to dismiss.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing was held on April 26, 2006, but the court has not yet rendered its decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted, and may in the future assert, compensatory or liquidated damages, breach of contract, or other claims alleging that the Company has failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. From time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are often part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. As of March 31, 2006, the Company has not paid any material contractual damages in connection with a customer dispute. However, the Company’s failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in the Company incurring liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to its reputation. Such circumstances could have a material adverse effect on the Company’s business and financial results. The Company anticipates that future contracts will continue to have such provisions unless and until industry practices change.

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2006, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

6.   Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards of reporting and displaying comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) is defined as changes in stockholders’ equity exclusive of transactions with owners. To date, the only adjustments required to be reported in comprehensive income (loss) are foreign currency translation adjustments. The following table provides a summary of comprehensive loss for the three-months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(6,172)	$(5,120)
Foreign currency translation adjustment	—	17
Comprehensive loss	$(6,172)	$(5,103)

7.   Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

8.   Revenue Recognition

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

Certain customer arrangements encompass multiple deliverables, such as hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multipledeliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

9.   Inventory

Inventory consists primarily of the consumable materials used to manufacture identification cards, such as inks, card stock, laminates, and adhesives (considered raw material), equipment held for sale (considered finished goods) and deferred contract costs (considered either finished goods or in-process). Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

	March 31,	December 31,
	2006	2005
Equipment and deferred contract costs	$694	$899
Consumable materials	5,149	6,552
Inventory, net	$5,843	$7,451

The reserve for slow moving and obsolete items was $318 and $240 at March 31, 2006 and December 31, 2005, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

10.   Software Development Costs

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

11.   Related Party Transactions

During the three-month periods ended March 31, 2006 and 2005, the Company recognized revenue of $125 and $142, respectively, from a holder of common stock. Net accounts receivable from this holder was $256 at March 31, 2006 and $231 at December 31, 2005.

During the quarter ended March 31, 2005, the Company entered into a relocation agreement with an executive officer. As part of the relocation package, the Company purchased the personal residence of that officer. The purchase price was based on independent appraisals and totaled $825. The Company has assumed all rights and obligations related to the residence. During the quarter ended March 31, 2006, the Company sold the personal residence to an unrelated third party for $710, resulting in a net loss of $115.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Risk Factors” in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 13, 2006, and other reports and filings made with the SEC.

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

The Company issues more than 60 million identification documents (“IDs”) annually and is the leading supplier of government-issued citizen IDs in the United States, producing more than two-thirds of all driver licenses issued in the U.S. We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking”, which allows imperceptible digital information to be embedded in all forms of digitally-designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. We provide solutions based on this technology directly and through our licensees. Our solutions and technologies are deployed by us and our business partners in media objects and digital devices around the world.

As of March 31, 2006, the Company held rights in 243 issued U.S. patents and 59 issued foreign patents on this technology and related technologies, applications, systems, and processes and had more than 500 U.S. and foreign applications pending.

The substantial majority of our revenue is generated pursuant to long-term contracts with government agencies—primarily State driver license issuers, a consortium of leading Central Banks and national governments of a number of foreign countries. These systems rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

The remainder of our revenues is generated primarily from patent and technology license fees paid by business partners providing media and rights management solutions to movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world. Private sector media and entertainment industry customers use secure media management solutions from us and our business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from PCs and mobile devices.

Vision and History

The Company’s vision is to improve the value of media content through technology. Our mission is two-fold:

•       Foster large-scale adoption of digital watermarking solutions licensed under the Company’s intellectual property

•       Be the most desired profitable supplier of driver license issuance systems

Digimarc was founded in 1995 to commercialize a signal processing innovation known as “digital watermarking.” Digital watermarking is a technology breakthrough that allows our customers to infuse digital data into any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of such digital data enables a wide range of improvements in security and media management, and enables new business models for distribution and consumption of media content. We use digital watermarking as a value driver and differentiator in nearly all of our product offerings.

Banknote counterfeit deterrence was the first commercially successful use of digital watermarking. In cooperation with an international consortium of leading Central Banks, we developed a system to deter the use of digital technologies in the unauthorized reproduction of banknotes. More recently, innovations based on our digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, our business partners, under patent license from us, are delivering digital watermarking solutions to track and monitor the distribution of music, television, movies and radio to consumers.

On the heels of the terrorist attacks of September 11, 2001, we realized that our expertise in security printing, digital imaging technologies and systems placed us in a position to understand both the digital threats to identity management credentials and the issuer’s environment. In late 2001, we acquired the Large Government Programs (“LGP”) business unit of Polaroid Corporation (“Polaroid”). The primary focus of this business is the production of driver licenses and other IDs issued by government agencies. The acquired assets included all relevant software, hardware, services, materials science and distribution assets of Polaroid’s government-issued photo identification business.

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

•       offer driver license renewal by Internet; and

•       offer a comprehensive and modular ID validation and archiving suite to address recently enacted Federal legislation, such as the REAL ID Act passed in May 2005 (the “REAL ID Act”).

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

Our Business

The majority of our revenues is derived from supplying infrastructure to government agencies pursuant to long-term contracts, primarily State driver license issuers, a consortium of leading Central Banks and national governments of various foreign countries. The retention rate for our driver license customers is high. Our contract with the Central Banks is in its eighth year. Last year we agreed to a 5-year extension, with two additional 3-year extensions that we expect to be implemented.

The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners providing media and rights management solutions to movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world. Our licensing business is built upon our extensive patent portfolio, which contains 243 issued U.S. patents as of March 31, 2006. Patent licensing is expected to continue to contribute most of our revenues from non-government customers for the foreseeable future.

Digital watermarking is a strategic component of nearly all of our product offerings. Digital watermarking has already proven to be a powerful differentiator in banknote security, giving rise to a long-term relationship with leading Central Banks and many leading companies in the IT industry. We are working to develop a similar success in secure identity management systems. Today, digital watermarking is incorporated into more than 25 million driver licenses as a means to provide cross-jurisdictional machine authentication.

In recent years, Digimarc and its business partners have successfully propagated digital watermarking in music, movies, television and radio broadcasts, images and printed materials, providing improved media rights and asset management, reduced piracy and counterfeiting losses, improved marketing programs, and more efficient and effective distribution of valuable media content.

Markets and Competition

Government

We believe that the global market for secure identity management solutions is in the early adoption stage characterized by a fragmented supply chain with no dominant brands, emerging standards, and increasing concerns about national and economic security, entitlement programs, and requirements for controlling access to information and physical assets.

We believe that U.S. driver license revenues will continue to grow due to broadening use of the driver license as a secure credential beyond its traditional role as evidence of competence to drive a motor vehicle; technological innovation; desire among issuers to improve security and efficiency; and new governmental regulations such as the REAL ID Act. We anticipate that these regulations will result in more opportunities for States to expand their existing driver license systems using Federal dollars. For example, Congress has appropriated $40 million for the fiscal year ending September 30, 2006 for grants to States to assist them in making necessary upgrades However, we cannot predict the full extent to which Digimarc will benefit from funding under the REAL ID Act until the Department of Homeland Security provides further guidance on its future regulations under the REAL ID Act. These regulations may impose certain requirements, such as specific card architectures or security features, and may condition funding upon compliance with such requirements.

We are diligently pursuing these funding opportunities and working with customers who are writing grant proposals to upgrade and expand their operations. For example, the REAL ID Act mandates certain changes in workflow and business rules. Several States are taking advantage of these changes to drive an upgrade of legacy mainframe applications, and are embarking on business process reengineering and mainframe migration or data center consolidation projects. These data center moves, combined with the availability of Federal dollars, are drawing new competitors to the U.S. driver license market.

The industry model for the U.S. driver license market is characterized by long-term contracts awarded through competitive bids to prime contractors who take full responsibility for delivery and maintenance of driver license issuance systems. The retention rate for driver license customers is high. The conditions for availability of grant money from the Department of Homeland Security and the Department of Transportation for projects relating to compliance with the REAL ID Act, commercial driver license systems, and protection of the Homeland may cause some changes in the procurement model, but we cannot predict the likelihood or outcome of those changes at this time.

We believe that many aspects of our driver license issuance solutions may have value in other forms of credentials and secure personal identification systems. As the global market for secure personal identification solutions develops, we believe that our position as the largest supplier of government-issued citizen IDs in the U.S. and Mexico and our extensive investments in research and development provide a good foundation for participation in the global market for government programs in establishing the identities of citizens and issuing associated credentials.

Media & Entertainment

Our technology is used in various products and solutions affecting a variety of media objects, from movies and music, to banknotes and secure credentials. We believe that the aggregation of these print and digital content markets creates an enormous overall opportunity for us to address. Each media object enabled by our technology creates the potential for several applications, such as tracking and monitoring, authentication, anti-counterfeiting, or linking to networks and enhanced services. We believe the market for digital watermarking applications is in the early stages of development and that existing solutions represent only a nominal portion of the potential market for our products, services, and technologies. We cannot provide reliable estimates of the size of these markets as of the date of this report.

Competition

We compete for government business with system integrators, biometrics suppliers, security printers, card manufacturers, and smart card and other security technology suppliers, including companies like Viisage Technology, Inc. (biometrics), Unisys Corporation (system integration) and De La Rue plc (security printer). Each of these companies is a supplier to U.S. driver license issuers. As U.S. driver licenses gain utility as general credentials and the Federal government is demanding higher security and a certain amount of standardization, we expect increasing competition. For instance, certain aspects of the REAL ID Act may expedite an existing trend toward central issuance of driver licenses and Smart Card (“SC”) technologies. While we are proficient at central issuance, the possible acceleration of this trend has drawn new competition from classic security printers such as Canadian Banknote (CBN) and could draw additional competition from other security printers. In addition, we have seen increased interest in the U.S. market from large systems integrators such as Electronic Data Systems Corporation, IBM Global Services, and Bearing Point, Inc.. Smaller application providers are also emerging as point-product competition, including Covansys Corporation and Archon Technologies, Inc..

The possibility of including SC technologies in driver licenses is generating a great deal of public debate. The SC industry is generally driven by European chip manufacturers such as Infineon Technologies AG and Axalto seeking to monetize investments to create contact and contactless microprocessor packages and embedded operating systems, as well as chips for memory cards. While successful in bank cards, mobile phone SIMs and phone cards, SCs have only recently begun to gain distribution as government-issued credentials. The U.S. government is a strong advocate. Federal identity standards are embracing SCs for the military, transportation workers, and government employees and contractors, and new “ePassports” will carry a portrait in an on-book chip. Despite considerable investment by the federal government, we believe no States have attempted or even piloted SC driver licenses. We understand that in recent years, at least two States have expressly considered and rejected SC driver licenses. Emerging border control and Federal traveler programs are considering SC concepts, but have not gained traction and face privacy issues. We anticipate that we will be prepared to support requirements from customers for SC technology if, and when, such requirements arise.

Internationally, Digimarc supplies credentialing systems, components or supplies to numerous foreign governments, including two Canadian provinces, Latvia, Mexico, Colombia and Russia. Competition in international markets, like in the U.S., comes from security printers, card producers, biometric companies and systems integrators, such as Sagem, De La Rue plc, Gemplus S.A., Siemens-Nixdorf, Inc., Unisys Corporation, and Electronic Data Systems Corporation.

In all markets, our product and account strategy is intended to protect our existing customer base, continue to expand into accounts we do not presently service, and grow our business and workflow with existing customers. We believe that the key to success is building strong customer relationships, based on delivery of superior solutions and excellent service and a profound understanding of customer needs.

In media and entertainment, Digimarc and our business partners generally compete with application-specific alternative technologies for the security budget of the producers and distributors of the media objects. Such alternatives include technologies and solutions based on encryption or on pattern recognition. Going forward, our competitive position within certain markets may be affected by factors such as inertia of the status quo and, positively or negatively, by changes in government regulations.

Government Products and Services

We provide financial document security and secure ID solutions to government agencies:

Financial Document Security

We have a multi-year contract with an international consortium of Central Banks in which we have developed, deployed, and are supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics. Work on the system began in 1997. Details of the system are confidential for security reasons.

Secure ID Solutions

As the leading provider of government-issued secure IDs in North America, our systems produce more than 60 million driver licenses and other secure personal IDs per year. Two-thirds of the U.S. States and many foreign governments, including Russia, Latvia, Mexico, and Canada, use Digimarc secure ID solutions to issue credentials to citizens. In North America, we are generally a prime contractor, providing full issuance systems to Federal, State, and Provincial departments of motor vehicles or other government issuing authorities. Our North American driver license issuance systems vary from jurisdiction to jurisdiction. These systems are typically provided pursuant to long-term (normally five or more years) contracts. The systems provided include the hardware, software, consumable supplies (such as ribbons, blank or preprinted card materials, and laminates), and on-going support necessary for a “turnkey” solution. They typically involve custom software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all assets associated with the system and are responsible for maintaining the system over the contractual period. A digital driver license issuance system typically captures images (photo and signature) and demographic information, validates applicant identity, produces the actual driver license or ID (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or otherID to the individual licensee, stores the images and associated data in a database, and communicates with the issuer’s other systems for completion of processing of the driver license applicants.

We are working on broadening our security offerings to provide more integrated identity verification and fraud detection capabilities within the issuance workflow of our customers. Many aspects of our advanced technology solutions anticipate both the mandate of the REAL ID Act and the emerging consensus on best practices consistent with our product and service strategy. Some of the requirements of the REAL ID Act that may require States to upgrade to be in compliance include:

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

Secure Credential and ID Validation

•       limit validity period of IDs

•       implement physical security features designed to prevent tampering, counterfeiting, or duplication

•       deploy common machine-readable technology, with defined minimum data elements

Serving government needs for citizen identity management involves successfully delivering solutions that span the secure ID lifecycle, ranging from demographic data capture, identity validation, and applicant data and biometric verification systems, to the design and secure production of credentials incorporating linked and layered security features, culminating with effective ID authentication deployed at various points of inspection. It also requires the expertise to integrate these solutions with existing government agency applications and IT infrastructure, and the service, support and training necessary to effectively manage the implementations over the course of long-term customer relationships. We have worked extensively with driver license issuers across the U.S. to strengthen their issuance systems and secure credential designs. As a result, we have identified and implemented numerous “best practices” throughout its processes and developed modular, flexible solutions designed to improve security within each component of the secure ID lifecycle—from the time an applicant applies for or renews his or her driver license; to the secure production and issuance of the ID to the legitimate cardholder; to the authentication of that document at a traffic stop, a bank, a border crossing, a store, or the DMV. The chart below maps Digimarc’s solutions to an overview of the secure ID lifecycle.

Applicant Data Capture and Identity Verification.   Validation of documents and verification of applicant identity are keys to the secure intake and enrollment process, and a critical step toward ensuring that driver licenses are only issued to legitimate applicants. In 2005, we introduced the Digimarc Identity Validation Suite (“IDVS”) to validate identity documents and verify the biometric and demographic data presented to establish an applicant’s identity. As identity credentials become more secure and difficult to counterfeit, counterfeiters turn to producing false breeder documents to fuel attempts to fraudulently obtain valid secure credentials. Thus, the process of validating identity is becoming central to secure ID issuance as document quality improves, ensuring that only valid applicants receive genuine IDs. This market development is underscored by the focus of the REAL ID Act on identity validation. IDVS is our most strategic product offering in 2006, enabling migration to compliance with the REAL ID Act, and serving a growing demand by our customers for effective multi-factor identification of applicants. Our role in the secure ID lifecycle is expanding to one that encompasses identity validation and leads us toward a larger role in the enrollment application. IDVS works in concert with other aspects of our solution such as our driver license Imaging Capture Suite. The Capture Suite enables secure ID and driver license issuers to capture high-quality portraits, signatures and fingerprints needed to complete the intake and enrollment process. This step is important to security and customer satisfaction, providing high-quality photos and reliable biometric verification.

Secure Production.   Once an applicant’s demographic information and images have been captured, screened and verified, Digimarc solutions enable issuers to securely produce and personalize a secure and highly-durable driver license. We offer several flexible options, including secure over-the-counter instant issuance systems, central issuance systems, and hybrid over-the-counter / central issue systems.

Secure Credential.   An integral part of enhancing ID security is the design and production of the secure credential itself. Cost-effective security is achieved through a card architecture that combines multiple layered and linked security features such as digital watermarks, special printing and Kinegrams with durable, counterfeit-resistant materials in our line of proprietary card products. With our industry-leading Exian card products, we have developed and incorporated many innovative security features in our driver license credentials. Key among these is IDMarc, a Digimarc proprietary security feature built around our proprietary digital watermarking technology. This feature links together elements of the ID in a way that is imperceptible under normal use, can be added to existing designs, and is readily detected by enabled software and hardware. IDMarc enables post-issuance cross-jurisdictional validation of documents. Digimarc secure credentials often contain more than a dozen separate overt and covert security elements that protect against tampering or counterfeiting, and digital watermarking provides the core machine-readable security feature.

Point of Inspection Validation.   The secure ID lifecycle is not complete unless that document is routinely validated at the point of use. With the introduction of security features such as IDMarc, our secure IDs carry machine-readable features that allow for low-cost and effective cross-jurisdictional authentication, augmenting visual inspection to determine if a presented driver license matches one of the more than 240 valid driver license designs.

Media and Entertainment

We license our technology and patents and otherwise foster development of the market for digital watermarking-based solutions for commercial as well as governmental uses. As of the filing date of this report, these licenses have primarily involved use of our technology and patents in the media and entertainment area. Commercial customers use secure media solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from PCs and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

•       deter piracy and illegal use of movies, music and images;

•       protect entertainment content from copyright infringement;

•       track and monitor entertainment content for rights usage and licensing compliance;

•       monitor advertisements to verify ad placement and measure return on investment; and

•       enable fair and legitimate use of content by consumers.

Our business partners include Activated Content Corporation, Cinea, Inc., a subsidiary of Dolby Laboratories, Inc., GCS Research LLC, MediaGrid, Nielsen Media Research, Inc., Royal Philips, Signum Technologies Limited, Thomson Multimedia, S.A., Verance Corporation and Verimatrix, Inc. While each partner addresses particular customer needs, as a whole they are propagating digital watermarking in music, movies, images, and television and radio as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

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

The use of digital watermarking solutions from our business partners for forensic tracking of pre-release movies and music has gained a strong foothold in Hollywood. For instance, digital watermarking is incorporated in millions of audio tracks from major record labels to identify and track leaks of promotional, pre-release music onto the Internet. Customers of these solutions from Digimarc and business partners such as Activated Content Corporation and Royal Philips Electronics include Sony BMG Music Entertainment, Universal Music Group and Warner Music Group Corporation, mastering studios, disk duplicators and online business-to-business music distributors. In a similar application for movies, digital watermarking has been identified by representatives of the movie studios as dramatically reducing piracy of movies in the Academy Award screener program.

Digital watermarking may also play a role in the movie industry’s transition from film reel distribution to digital file format distribution for theatrical release. In July 2005, the Digital Cinema Initiative, which is supported by Disney, Fox, MGM, Paramount, Sony Pictures Entertainment, Universal and Warner Bros. Studios , released its Digital Cinema System Specification, which details industry guidelines designed to help spur deployment of digital cinema systems for the hundreds of thousands of movie theater screens in the U.S. and around the world while establishing uniform levels of security, distribution, performance, reliability and quality control. The specification requires that digital cinema systems be capable of applying digital watermarks in both the video and audio streams of digital movies upon request of the studios or other content providers. The digital watermarks can be used as a forensic tool to help identify the theater, location, and production version and the date and time that a film plays in a specific theater.

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

Copy Prevention:   Digital watermarks allow companies to control the use of copyrighted image, audio and video content. A digital watermark travels with the content, persisting through the changes in file format, and through transformation between digital and analog form and back again. This allows the content owner to specify whether or how often the work can be legally copied or shared without visually or audibly impairing the work. It also allows greater and safer dissemination of copyrighted works while at the same time ensuring appropriate compensation to the owners. Digital watermarking from Verance Corporation, one of our business partners, has been deployed in conjunction with licensed DVD-audio implementations to prevent playback of unauthorized copies. Digital watermarking is currently under consideration as an important security layer for additional audiovisual media content and in October of 2005, DVD Copy Control Association (DVD-CCA) issued a Request for Expressions of Interest to evaluate technologies for the purpose of selecting a technology for use in marking audio-visual content to convey certain content control information. The selected technology will be used to enhance the Content Scramble System copy protection system for audio-visual content that is used to protect DVD movies. The DVD-CCA’s earlier watermarking evaluation efforts concluded in July of 2002 without selection of a watermarking technology. According to the Request, it appears that the DVD-CCA anticipates that the optimal solution for addressing their needs is likely to be audio watermarking. More information can be found at www.dvdcca.org.

In addition, the Interim Adopter Agreement for the Advanced Access Content System (AACS) was made available in February of 2006. AACS is designed as the next generation of content protection for prerecorded and recordable optical media such as Blu-Ray and HD DVD. The Interim Adopter Agreement includes a reference that AACS anticipates that the Final Adopter Agreement will require certain watermark screening obligations. More information can be found at www.aacsla.com.

Digital Image Management:   Our own digital watermarking product portfolio includes our Digimarc ImageBridge and Digimarc MyPictureMarc products, focused on digital image management and copyright communication.

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

Filtering/Classification:   The popularity of peer-to-peer (“P2P”) music swapping services, such as Napster, brought the issue of content and rights management to a crisis point. Because P2P systems have difficulty determining which media files are copyrighted and which are not, it is relatively easy for content to be illegally distributed across these networks. Digital watermarks could allow P2P systems to better identify and distinguish copyrighted from non-copyrighted audio or video files and thereby facilitate legal file sharing. Digital watermarks could also enhance P2P systems by enabling them to collaborate with record labels and other audio retailers to link to and market legitimate copyrighted songs. A June 2005 U.S. Supreme Court ruling (Metro-Goldwyn-Mayer Studios vs. Grokster, Ltd.) identified digital watermarking as one of the solutions that could help curb copyright infringement and illegal distribution of music or movies shared across P2P networks. The ruling recognizes the possibility that digital watermarks could be used to identify media content and associated rights and enable downstream consumers and systems to act appropriately as they access such content.

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

Recent Developments

As of the date of this report, Digimarc has a contract with the Commonwealth of Virginia Department of Motor Vehicles (“DMV”) for the issuance of driver licenses. The term of the contract runs through October 31, 2007, with an option on the part of DMV for a 6-month extension. On April 5, 2006, DMV issued a notice of intent to award a contract to Canadian Bank Note Secure Technologies, Inc. (“CBN”) for a new driver license issuance system. On April 17, 2006, Digimarc filed a protest of this award, based in part on certain alleged irregularities in the evaluation process and the assertion that the CBN proposal does not represent the best value for the Commonwealth and its citizens. On April 27, 2006, DMV issued a response, in which it rescinded the Notice of Intent to Award. The DMV response states that “Digimarc’s protest raises issues that DMV believes warrant further consideration and evaluation” and that, “[i]n addition, DMV has determined that certain details pertaining to the agreement with the proposed contractor were still being addressed when the earlier notice was posted.” Digimarc cannot at this time predict the outcome of DMV’s further evaluation of proposals in connection with this procurement.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, contingencies and litigation, and inputs related to stock-based compensation calculations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable, contingencies and litigation, and inputs related to stock-based compensation calculations. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Impairments and estimation of useful lives of long-lived assets:   We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. If our estimates of projected future cash flows were too high by 10% or less, we believe there would be no material impact on the reported value of intangible assets on our Consolidated Balance Sheet. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

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

Reserves for uncollectible accounts receivable:   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review, and adjust when appropriate, our allowance for doubtful accounts on at least a quarterly basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If our estimate of uncollectible accounts were too low by 10% or less, we believe there would be no material impact on the reported value of accounts receivable on our consolidated balance sheets.

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

Stock-Based Compensation:   On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under SFAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Results of Operations

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Service	82%	80%
Product and subscription	18	20
Total revenue	100	100
Cost of revenue:
Service	63	56
Product and subscription	9	10
Total cost of revenue	72	66
Gross profit	28	34
Operating expenses:
Sales and marketing	17	16
Research, development and engineering	12	12
General and administrative	19	23
Amortization of intangibles	2	3
Intellectual property	2	2
Total operating expenses	52	56
Operating income (loss)	(24)	(22)
Other income (expense):
Interest income	1	1
Interest expense	0	0
Other	0	0
Total other income, net	1	1
Income (loss) before provision for income taxes	(23)	(21)
Provision for income taxes	0	0
Net income (loss)	(23)%	(21)%

Revenue

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenue:
Service	$22,290	$19,596	$2,694	14%
Product and subscription	4,903	4,783	120	3%
Total	$27,193	$24,379	$2,814	12%
Revenue (as % of total revenue):
Service	82%	80%
Product and subscription	18%	20%
Total	100%	100%

The change in total revenue between the comparable three-month period of 2006 and 2005 resulted primarily from an increase in service revenue related to increased production for several programs including Florida, Alabama, Haiti and Latvia.

In addition, we have observed seasonality in our revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We expect our revenue results in the second quarter of 2006 to be consistent with this pattern of seasonality.

Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of March 31, 2006 will generate more than $220 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect approximately $50 million of this amount to be recognized as revenue during the remainder of 2006. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.

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

The mix of these factors,  among others, dictates whether our backlog increases or decreases for any given period. For example, the three-month period ended March 31, 2006 had a low level of bid awards, and as a result we have consumed backlog during the quarter without large replenishments from competitive bid wins. Over the next year or so, we anticipate several States to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another example is the variable revenue model. Two of our recent domestic driver license issuance system sales were not our characteristic price-per-card model, but instead included hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

International Revenue

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$20,105	$19,961	$144	1%
International	7,088	4,418	2,670	60%
Total	$27,193	$24,379	$2,814	12%
Revenue (as % of total revenue):
Domestic	74%	82%
International	26%	18%
Total	100%	100%

In non-U.S. markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we are responsible for delivering hardware, software, or consumables to the prime contractor; and, as a prime contractor, we are responsible for integrating the components of the system to the customer’s specifications. The change in total revenue between the comparable three-month period of 2006 and 2005 resulted primarily from an increase in our international programs such as Yemen, Haiti, and Latvia that were either delivered or were at full production in early 2006. Domestic programs remained relatively flat. Revenue increased from states such as Florida and Alabama, which offset lower product sales to other domestic customers in 2006.

International sales for us have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause variations in quarterly revenue and  gross profit trends. Despite the relatively low margins, we enter into such contracts from time to time to maintain market presence and build customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is less predictable than are service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us, and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the U.S.

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

Service revenue increased primarily from increased production for several programs, including Florida, Alabama, Haiti and Latvia.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software license sales, and subscriptions related to various software products.

Product and subscription revenue remained relatively flat. International revenue increased primarily due to a new program with Yemen. Domestic revenue decreased due to lower product sales to  domestic customers in 2006.

Cost of Revenue

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Cost of revenue:
Service	$17,099	$13,724	$3,375	25%
Product and subscription	2,549	2,353	196	8%
Total	$19,648	$16,077	$3,571	22%
Cost of revenue (as % of related revenue components):
Service	77%	70%
Product and subscription	52%	49%

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

Cost of service revenue increased primarily as the result of higher consumables cost of $0.4 million related to the higher revenue identified above and increased support costs of $2.4 million  During the quarter ended March 31, 2006 the Company allocated additional resources to fixing and improving existing programs and experienced delays in initiation of certain capital projects. As a result, fewer expenditures were capitalized to the balance sheet. This reduction in capitalized expenditures resulted in increased support costs.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue increased primarily as the result of higher international material costs of $1.2 million, offset by lower domestic material costs of $0.9 million.

Gross Profit

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Gross profit
Service	$5,191	$5,872	$(681)	(12)%
Product and subscription	2,354	2,430	(76)	(3)%
Total	$7,545	$8,302	$(757)	(9)%
Gross profit (as % of related revenue components):
Service	23%	30%
Product and subscription	48%	51%
Total	28%	34%

Overall gross profit as a percentage of revenue for the three-month period ended March 31, 2006 decreased to 28% compared to the 34% for the three-month period ended March 31, 2005 largely for the reasons stated above due to increased costs described under the “Cost of Revenue” section.

The costs included in our cost of revenue are comprised of three categories as described below:

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Cost of revenue:
Variable	$8,317	$7,281	$1,036	14%
Fixed field support and manufacturing	8,743	6,013	2,730	45%
Program depreciation	2,588	2,783	(195)	(7)%
Total	$19,648	$16,077	$3,571	22%
Cost of revenue (as % of total revenue):
Variable	31%	30%
Fixed field support and manufacturing	32%	25%
Program depreciation	9%	11%
Total	72%	66%

Variable costs include the price of materials and labor to produce an identification card, direct costs of hardware and software delivered and other costs that are variable in nature. The increase in variable costs as a percentage was primarily due to a sales mix that included lower margin sales of hardware and consumable products that occur from time to time.

Fixed field support and manufacturing includes field operations, field support, manufacturing, and supply chain costs. These costs are considered fixed with respect to supporting current contracts. As new contracts are entered into and delivered, the overall level of fixed costs increases. The increase in fixed costs are primarily due to newer contracts requiring additional headcount as well as travel costs to support them. During the quarter ended March 31, 2006, we focused on fixing and improving certain existing programs and as a result fewer expenditures were capitalized to the balance sheet. The result of these actions was increased support costs.

Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the life of the useful lives of the assets to which the costs relate. Program depreciation decreased in relation to the other components of cost of revenue primarily due to the change in estimating the useful lives of program-related fixed assets. Through December 31, 2005, we depreciated program fixed assets that were specifically used to provide services under long term contracts over the shorter of the original contract term or estimated useful life. Starting January 1, 2006, we changed our policy for depreciating these assets to the shorter of the original contract term plus 2.75 years or estimated useful life. This change in estimate was supported by analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms. Since contract-specific program assets are tracked on a contract basis, the findings that the contract life is routinely significantly longer than the original contract term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the contract-related asset’s useful life was longer than the original term of the contract. Given the findings of the analysis, we concluded that it was appropriate to change the estimated useful lives so that contract specific assets were being depreciated over our most accurate estimate. This change had the effect of reducing depreciation expense by $2,146 in the first quarter of 2006. The following table shows the effect of this policy in the first quarter of 2006, as well as the expected effect in the future periods specified:

	Q1 2006	Q2 2006	Q3 2006	Q4 2006	2006	2007
	(IN 000’S)
Previous estimated depreciation	$4,540	$4,464	$4,177	$4,199	$17,380	$16,067
Updated estimated depreciation	2,394	2,369	2,315	2,298	9,376	9,787
Reduction in depreciation expense	$2,146	$2,095	$1,862	$1,901	$8,004	$6,280

This change had the effect of reducing depreciation expense by $2,146 in the first quarter of 2006. This reduction in depreciation increased basic and diluted earnings by $0.10 per share before taxes. Given that the depreciation expense attributed to contract-specific assets is part of cost of revenue, the decrease in depreciation expense will cause gross margins to increase by the amount of the reduction in depreciation expense.

The primary factor offsetting the reduction in program depreciation was higher than average costs in the case of certain new programs where we have provided a complete system replacement using advanced technologies. These programs have recently been completed and transitioned from deployment to revenue production, and thus are now affecting margins. These installations were particularly challenging for us, representing a stretch in terms of scope from our historical system deliveries. We were successful in delivering these programs, but at higher costs than have been customary. In another case, we bid a program aggressively as part of a broader market development strategy that we believe will yield good long-term performance. The fixed costs for these systems, which include amortization and depreciation of costs capitalized during the delivery process, as well as field service and operational costs to manage and maintain them, are higher than average and, thus, reduce reported margins. We anticipate that we will be able to improve profit margins in these accounts over time and earn a better return on investment over the life of the account relationship.

We have observed seasonality in the production of driver license issuances and corresponding revenue in the United States, with larger volumes in the second and third quarters, and generally lower volumes in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of the seasonality of our revenues and straight line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins as a percentage of revenue in the second and third quarters when our revenues are higher and decreasing margins as a percentage of revenue in the first and fourth quarters when our issuance revenues are typically lower, while having a neutral effect on a yearly basis.

Operating Expenses

Sales and marketing

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Sales and marketing	$4,539	$3,777	$762	20%
Sales and marketing (as % of total revenue)	17%	16%

Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, costs associated with marketing programs, such as trade shows, public relations and new product launches, and charges for infrastructure and centralized costs.

The increase for the three-month period resulted primarily from increased employee compensation-related expenses of $0.7 million, consisting of salaries, benefits, recruiting costs, and incentive plan compensation, due to increased personnel in marketing and governmental activities, and higher benefit program costs.

As of the date of this report, we are examining means to reduce fixed costs in order to facilitate our effort to achieve profitability. Although we have not yet determined the nature and level of these reductions, we anticipate that some may be in the area of sales and marketing. If such is the case, we would not anticipate lower expenses in this area until the third quarter of 2006 because of transition needs, as well as severance and other related costs that would be incurred in the second quarter.

Research, development and engineering

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Research, development and engineering	$3,236	$2,908	$328	11%
Research, development and engineering (as % of total revenue)	12%	12%

Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors, the purchase of materials and services for product development, primarily in the card systems area, and charges for infrastructure and centralized costs.

The increase for the three-month period resulted primarily from increased infrastructure and centralized costs of $0.1 million being allocated to research, development and engineering expenses.

 As of the date of this report, we are examining means to reduce fixed costs in order to facilitate our effort to achieve profitability. Although we have not yet determined the nature and level of these reductions, we anticipate that some may be in the area of research and development. If such is the case, we would not anticipate lower expenses in this area until the third quarter of 2006 because of transition needs, as well as severance and other related costs that would be incurred in the second quarter.

General and administrative

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
General and administrative	$5,210	$5,497	$(287)	(5)%
General and administrative (as % of total revenue)	19%	23%

General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, human resources and other professional fees, and charges for infrastructure and centralized costs.

The decrease for the three-month period resulted primarily from the following:

•       decreased infrastructure and centralized costs of $0.3 million allocated to general and administrative expenses; and

•       partially offset by increased other general and administrative expenditures of $0.1 million.

 As of the date of this report, we are examining means to reduce fixed costs in order to facilitate our effort to achieve profitability. Although we have not yet determined the nature and level of these reductions, we anticipate that some may be in the area of general and administrative. If such is the case, we would not anticipate lower expenses in this area until the third quarter of 2006 because of transition needs, as well as severance and other related costs that would be incurred in the second quarter. We will continue to examine means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

Amortization of intangible assets

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Amortization of intangibles	$573	$811	$(238)	(29)%
Amortization of intangibles (as % of total revenue)	2%	3%

We account for intangible assets resulting from acquisitions in accordance with FASB Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life. As a result, in December 2001, we recorded $29.5 million of intangible assets related to the acquisition of certain assets and certain liabilities from Polaroid and affiliates. These intangible assets were set up to amortize over a 12-year period, representing the expected useful life. Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors.

The decrease for the three-month period ended March 31, 2006, as compared to the corresponding three-month period of 2005, resulted primarily from the increased amortization in 2005 related to a domestic customer who awarded their contract to a competitor. The intangible asset related to this customer was fully amortized by the fourth quarter of 2005.

Intellectual property

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Intellectual Property	$431	$536	$(105)	(20)%
Intellectual Property (as % of total revenue)	2%	2%

Intellectual property costs primarily consist of employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans, as well as costs associated with documenting, applying for, and maintaining patents. The decrease of $0.1 million was primarily due to higher consulting fees paid to third-party attorneys related to patent work in 2005.

Stock-based compensation.   Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to the first quarter of fiscal 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the first quarter of fiscal 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44,

Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

The expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below.

	Three Months Ended
	March 31,
	2006	2005
Cost of revenue	$54	$—
Sales and marketing	122	—
Research, development and engineering	114	—
General and administrative	504	51
Total	$794	$51

We anticipate an additional $6.6 million in stock-based compensation through fiscal 2010 for awards outstanding as of March 31, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

 On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices equal to or greater than $9.00. The acceleration applied to all options outstanding as of December 31, 2005 under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan, except for options held by members of the Company’s Board of Directors. Options to purchase 422,248 shares of the Company’s common stock, or 6% of the Company’s total outstanding options, with a weighted average exercise price of $11.51 and varying remaining vesting schedules, were subject to this acceleration and became immediately vested and exercisable as of December 31, 2005. Of these 422,248 options, 120,972 options are held by the Company’s executive officers.

On December 21, 2004, the Audit, Compensation and Corporate Governance Committees of the Board of Directors of the Company approved the acceleration of vesting of the Company’s outstanding stock options with option exercise prices greater than $15.00. The acceleration applied to all options outstanding under the Company’s Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan that would not have otherwise vested in full by June 30, 2005 in accordance with their terms. The effective date of the vesting acceleration was December 31, 2004. Options to purchase 310,057 shares of the Company’s common stock, or 5% of the total number of options of the Company outstanding as of December 31, 2004 with remaining vesting schedules, were accelerated. Of these 310,057 options, approximately 50,000 options were held by the Company’s executive officers. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification.

As a result of these accelerations, the Company reduced its exposure to the effects of SFAS 123(R).

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.4 million for the three-month period ended March 31, 2006, compared to

$0.2 million for the three-month period ended March 31, 2005. The increase resulted from higher interest earned on lower cash and investment balances, which was partially offset by higher interest expense related to capitalized leases.

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense from profitability in foreign jurisdictions. Due to the uncertainty of realization of deferred tax assets, including those generated in the current period, we have recorded a full valuation allowance against our net deferred tax assets at March 31, 2006. We will continue to evaluate the realizability of our net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine that the realization of these assets is more likely than not.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents, restricted cash, and short-term investments of $31.0 million, representing a decrease of approximately $1.0 million from $32.0 million at December 31, 2005. The decrease primarily resulted from investments in new program implementations and the purchase of fixed assets. As of March 31, 2006, $6.8 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at March 31, 2006 was $29.4 million, compared to working capital of $31.4 million at December 31, 2005. The decrease in working capital resulted primarily from investments made in new programs and infrastructure assets.

The $0.4 million of cash provided by operations for the three-months ended March 31, 2006 resulted from a net loss of $6.2 million, partially offset by non cash items related to depreciation and amortization of $3.8 million and a decrease in trade and unbilled accounts receivable, net of $2.6 million and inventory of $1.6 million. Negatively affecting cash provided by operations was a decrease in accounts payable of $1.4 million. The $4.3 million of cash used in operations for the three-months ended March 31, 2005 resulted from a net loss of $5.1 million, offset by non cash items related to depreciation and amortization of $3.4 million and an increase in accrued payroll and related costs of $1.3 million. Items negatively affecting cash used in operations were a decrease in accounts payable of $2.2 million and an increase in trade and unbilled accounts receivable, net of $1.5 million.

The $1.0 million of cash used in investing activities for the three-month period ended March 31, 2006 primarily related to $0.3 million in net purchase of short-term investments and $0.8 million for the purchase of property and equipment, including capitalization of labor costs of $0.3 million. The $5.1 million of cash provided by investing activities for the three-months ended March 31, 2005 was related primarily to $10.3 million in net sale or maturity of short-term investments partially offset by $5.2 million for the purchase of property and equipment, including capitalization of labor costs of $3.0 million.

The $0.1 million of cash used in financing activities for the three-month period ended March 31, 2006 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock. The $0.1 million of cash used in financing activities for the three-month period ended March 31, 2005 resulted primarily from the principal payments on capital leases.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.4 million as of March 31, 2006, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $0.9 million as of March 31, 2006, are payable in monthly installments through March 2009.

Many of our secure identity management contracts have significant capital requirements. The general industry model for supplying driver license issuance systems to State driver license issuers is for the system supplier to develop and install the issuance system using the supplier’s capital and to charge the customer on a per-card issued basis. This means that, during times of substantial competitive wins and/or substantial system upgrades, the Company may experience significant working capital needs that may exceed cash flow from operations. To date, the Company has relied upon cash reserves to fund such expenditures.

We have driver license contracts with various states that are not yet fully deployed for which we have estimated the amounts to complete. In order to complete these contracts, we estimate we will incur approximately $11 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth below or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

•       trends and expectations in revenue growth, including, but not limited to, statements regarding anticipated growth in U.S. driver license revenues due to broadening use of the driver license as a secure credential, statements regarding opportunities to facilitate efforts of state government agencies to comply with the REAL ID Act;

•       the success of new products, such as IDVS;

•       our ability to support customer requirements for Smart Card technologies;

•       our future level of investment in our business, including investment in development of products and technology, acquisition of new customers and development of new market opportunities;

•       our ability to improve margins;

•       the expected deployment of programs in 2006;

•       anticipated expenses, costs, margins and investment activities in the foreseeable future;

•       anticipated revenue to be generated from current contracts, patent and license technology fees and as a result of new programs;

•       the investments required to complete certain driver license programs and our ability to recoup those expenses under the relevant contract;

•       our profitability in future periods;

•       the development and growth of the market for digital watermarking technology;

•       momentum in the recognition of the benefits offered by digital watermarking and in the adoption of digital watermarking;

•       business opportunities that could require that we seek additional financing;

•       opportunities for increased participation in the global market for ID systems;

•       the size and growth of our markets, including the U.S. driver license market;

•       the existence of international growth opportunities and our future investment in such opportunities;

•       the continuance of operational pressures on our identification systems business in future quarters;

•       the source of a majority of our future revenue;

•       the contribution of new sales channels in domestic and foreign markets to our future results;

•       our expected short-term and long-term liquidity positions;

•       our ability to fund our capital needs through cash flow from operations;

•       our use of cash in upcoming quarters;

•       anticipated levels of backlog in future periods;

•       anticipated extensions of the term of our contract with the central banks;

•       the likelihood or outcome of legal proceedings and claims and their effect on our business; and

•  the anticipated effects of the Company’s adoption of SFAS 123(R).

Such forward-looking statements also include other statements containing words such as “anticipate,” “estimate,” “expect,” “management believes,” “we believe,” “we intend,” “should” and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, our failure to become profitable, the failure of the potential markets for our digital watermarking technology to develop as anticipated, the adoption of alternative technologies within these markets, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this Form 10-Q or in our other documents filed with the SEC. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed below should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Factors Affecting Forward Looking Statements

Our business, financial condition, results of operation and cash flows may be impacted by a number of factors, including the factors set forth below.

Given our history of losses, we cannot guarantee sustained profitability, particularly if we were to lose large contracts.

Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of March 31, 2006 was $94.2 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving profitability will depend upon a variety of factors, including the impact of new financial accounting mandates requiring us to expense stock options, as well as expenses related to litigation and other proceedings that have arisen as a result of our prior year restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

The loss of any large contract may result in loss of revenue and potential acceleration of amortization expense or impairment of intangible assets.

Contracts between government agencies and Digimarc have varying duration, generally five or more years in length. Some contracts we enter into contain cancellation clauses. In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of intangible assets related to the customer, which could adversely affect our financial results. We have not experienced the early termination of any driver license issuance contracts and are not aware of any early terminations of such contracts of our competitors.

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. The potential for an influx of federal funds into our core U.S. driver license market has drawn new competition and is likely to continue to do so. As we expand the applications for our technologies, we will experience more competition from products and services that are substitutes for our applications. Because our digital watermarking business is new and emerging, we also may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs..

Products and systems as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant.

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and we may be unable to achieve revenue growth—particularly in the media and entertainment sector.

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

Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and governmental standards, such as future regulations under the REAL ID Act, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of certain products and services could be delayed or limited.

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

We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. In addition, the Department of Homeland Security’s initiatives in passports and border crossing cards, as well as delays in disbursement of funding for REAL ID Act projects, could create confusion within the U.S. driver license market that may delay purchase decisions by government customers. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and lower profitability.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

Our business and strategy rely, in part, on deployment of our digital watermark reader technology by third-party software developers and original equipment manufacturers. For example, one form of our digital watermark reader is commonly deployed in image editing applications (offered by vendors including Adobe, Corel and Ulead) to permit users of these products to read watermarks embedded in imagery, and thereby discern the identities of image owners. Another form of our digital watermark reader is used in our anti-counterfeiting product offerings. We anticipate entering into additional agreements with third-party vendors to create, promote and service products that incorporate, embed, integrate or bundle our technologies. If third parties who include such technologies in their products cease to do so, or we fail to obtain other partners that will incorporate, embed, integrate or bundle such technologies, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technologies would be adversely affected and, consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers.

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

As international customers have accounted for approximately 26% of our total revenue during the quarter ended March 31, 2006, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

Our success depends in part on licensing our proprietary technologies. To protect our growing intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to us.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. Similarly, without the continued contributions of our key finance personnel, we believe that our ability to meet our reporting obligations and operate successfully as a public company may be limited. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our shareholder litigation and financial performance. In addition, these circumstances may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. In addition, our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

We are engaged in several lawsuits alleging violations of securities law and cannot predict the outcome or ultimate cost of these actions with certainty.

We currently are engaged in litigation relating to the initial public offering of our securities, in addition to the class actions filed against us in connection with our previously announced accounting errors. Such litigation is expensive and lengthy. These matters are discussed in greater detail in Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and in Note 5 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have incurred significant costs relating to these matters, and expect that we will continue to do so. Due to the inherent uncertainties of such litigation, the ultimate cost and outcome cannot be predicted.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 have not changed materially.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) to determine whether any changes occurred during the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for the period covered by this report.

PART II. OTHER INFORMATION.

Item 1.                        Legal Proceedings.

Beginning in September 2004, three purported class action lawsuits were commenced against us and certain of our current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired our securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we had discovered errors in our accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that we likely would be required to restate our previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the complaint alleged that we issued false and misleading financial statements and created a misperception regarding the profitability of the company in order to inflate the value of Digimarc stock, which permitted insider sales of personal holdings at inflated values, and that we maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint sought unspecified damages. On November 30, 2005, the Court granted our motion to dismiss the amended complaint on the grounds that plaintiffs had failed to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. Plaintiffs filed a second amended complaint on January 17, 2006. On February 14, 2006, we filed a motion to dismiss the second amended complaint on the grounds that plaintiffs still fail to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. This motion is pending. Due to the inherent uncertainties of litigation and because the lawsuits are still at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of our officers and directors, naming us as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. On July 19, 2005, the court granted our motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. Separately, on November 8, 2004, a letter was mailed to the chairman of our Board of Directors by a law firm purporting to represent one of our shareholders, demanding that the Board commence a civil action against each of the directors and officers on behalf of Digimarc to recover for damages alleged to have been incurred as a result of alleged breaches of fiduciary duties. On or about April 6, 2005, this shareholder filed a purported shareholder derivative suit against certain of our officers and directors, naming us as a nominal defendant, in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the individual defendants filed a motion to stay this state court derivative lawsuit, and on September 26, 2005, the court entered a stipulated order granting the motion and staying the case pending the outcome of an investigation by a committee appointed by our Board of Directors of the claims asserted in the demand letter and in the derivative lawsuits. That stay expired on February 28, 2006, and on March 31, 2006 the individual defendants filed a motion to dismiss the lawsuit based on the recommendation of the Board committee. Plaintiffs subsequently stipulated to a dismissal of the lawsuit and, on May 5, 2006, Judge Gardner signed a stipulated motion and order of dismissal, dismissing the lawsuit with prejudice. The derivative lawsuit filed in the United States District Court for the District of Oregon remains on file, pending a decision on the individual defendats’ motion to dismiss.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of our officers and directors, and certain underwriters of our initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to our initial public offering. Certain of our officers and directors and we are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the other defendants in the consolidated cases and we filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including us. The claims against us under Section 10(b), however, were dismissed. In June 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by our insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing was held on April 26, 2006, but the court has not yet rendered its decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

We are subject, from time to time, to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that, as of March 31, 2006, the final disposition of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 6.                        Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: May 10, 2006	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of Exhibits to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)

10.1

Form of Performance Vesting Share Agreement (incorporated by reference to Exhibit 10.21 of Exhibits to Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.2	Summary of Executive Compensation Arrangements (incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 9, 2006)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer