Form 10-Q
period 2006-06-30
DIGIMARC CORP
filed 2006-08-09
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

As of July 31, 2006, there were 21,176,762 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	June 30,	December 31,
	2006	2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,698	$23,964
Short-term investments	1,001	739
Trade accounts receivable, net	6,895	9,469
Unbilled trade receivables	7,201	6,228
Inventory, net	6,349	7,451
Other current assets	2,596	2,828
Total current assets	41,740	50,679
Restricted cash	11,483	7,279
Property and equipment, net	61,568	64,108
Intangibles, net	16,144	17,164
Other assets, net	940	1,009
Total assets	$131,875	$140,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,877	$6,722
Accrued payroll and related costs	3,481	3,731
Deferred revenue	7,794	6,809
Other current liabilities	1,759	2,032
Total current liabilities	19,911	19,294
Other long-term liabilities	1,189	969
Total liabilities	21,100	20,263
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (21,176,762 and 20,808,994 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	22	21
Additional paid-in capital	209,657	209,337
Deferred stock compensation	—	(1,519)
Accumulated other comprehensive income	137	137
Accumulated deficit	(99,041)	(88,000)
Total stockholders’ equity	110,775	119,976
Total liabilities and stockholders’ equity	$131,875	$140,239

(1)          Derived from the Company’s December 31, 2005 audited consolidated financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June30,		June 30,
	2006	2005	2006	2005
Revenue:
Service	$20,519	$21,616	$42,809	$41,212
Product and subscription	4,388	3,137	9,291	7,920
Total revenue	24,907	24,753	52,100	49,132
Cost of revenue:
Service	15,002	15,471	32,101	29,195
Product and subscription	1,675	1,089	4,224	3,442
Total cost of revenue	16,677	16,560	36,325	32,637
Gross profit	8,230	8,193	15,775	16,495
Operating expenses:
Sales and marketing	4,685	3,889	9,224	7,666
Research, development and engineering	2,994	3,428	6,230	6,336
General and administrative	4,172	5,521	9,382	11,018
Amortization of intangibles	550	1,339	1,123	2,150
Intellectual property	481	467	912	1,003
Restructuring charges, net	547	—	547	—
Total operating expenses	13,429	14,644	27,418	28,173
Operating income (loss)	(5,199)	(6,451)	(11,643)	(11,678)
Other income (expense):
Interest income	341	273	666	537
Interest expense	(28)	(58)	(44)	(120)
Other	(5)	82	43	64
Total other income, net	308	297	665	481
Income (loss) before provision for income taxes	(4,891)	(6,154)	(10,978)	(11,197)
Provision for income taxes	22	(63)	(63)	(140)
Net income (loss)	$(4,869)	$(6,217)	$(11,041)	$(11,337)
Net income (loss) per share—basic	$(0.24)	$(0.30)	$(0.54)	$(0.55)
Net income (loss) per share—diluted	$(0.24)	$(0.30)	$(0.54)	$(0.55)
Weighted average shares outstanding—basic	20,627	20,468	20,617	20,461
Weighted average shares outstanding—diluted	20,627	20,468	20,617	20,461

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(11,041)	$(11,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,652	8,554
Stock-based compensation expense	1,576	202
Increase (decrease) in allowance for doubtful accounts	(164)	72
Other non-cash charges	(73)	(8)
Changes in operating assets and liabilities:
Restricted cash	(4,204)	992
Trade and unbilled accounts receivable, net	1,765	(429)
Inventory, net	1,102	444
Other current assets	232	(1,179)
Other assets, net	69	132
Accounts payable	155	(3,981)
Accrued payroll and related costs	(250)	1,336
Deferred revenue	985	(34)
Other liabilities	(321)	324
Net cash provided by (used in) operating activities	(2,517)	(4,912)
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(3,407)	(8,959)
Purchase of Intangibles	(30)	(20)
Sale or maturity of short-term investments	62,713	91,538
Purchase of short-term investments	(62,975)	(74,845)
Net cash provided by (used in) investing activities	(3,699)	7,714
Cash flows from financing activities:
Net proceeds from issuance of common stock	264	175
Principal payments under capital lease obligations	(314)	(234)
Net cash provided by (used in) financing activities	(50)	(59)
Net increase (decrease) in cash and cash equivalents	(6,266)	2,743
Cash and cash equivalents at beginning of period	23,964	18,489
Cash and cash equivalents at end of period	$17,698	$21,232
Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$120
Cash paid for income taxes	$111	$104
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$582	$51
Grant of restricted stock	$1,202	$2,025

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
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

As of June 30, 2006, the Company held rights in 271 issued U.S. patents and over 60 issued foreign patents on this technology and related technologies, applications, systems, and processes and had more than 500 U.S. and foreign applications pending.

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

The remainder of our revenue is generated primarily from patent and technology license fees paid by business partners providing media and rights management solutions to movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world. Private sector media and entertainment industry customers use secure media management solutions from the Company and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from PCs and mobile devices.

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

Through December 31, 2005 the Company depreciated program fixed assets that were specifically used to provide services under long term contracts over the shorter of the original contract term or estimated useful life. Starting January 1, 2006, the Company changed its policy for depreciating these assets to the shorter of the original contract term plus 2.75 years or estimated useful life. This change in estimate was supported by analysis completed by the Company during the first quarter of 2006 that showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms. Since contract-specific program assets are tracked on a contract basis, the findings that the contract life is routinely significantly longer than the original contract term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the contract-related asset’s useful life was longer than the original term of the contract. Given the findings of the analysis, Digimarc concluded that it was appropriate to change the estimated useful lives so that contract specific assets were being depreciated over the Company’s estimate of the useful life of these assets. This change had the effect of reducing depreciation expense by $2,095 and $4,241 for the three- and six-month periods ended June 30, 2006, respectively. This reduction in depreciation increased basic and diluted earnings by $0.10 and $0.21 for the three- and six-month periods ended June 30, 2006, respectively, per share before taxes. Given that the depreciation expense attributed to contract-specific assets is part of cost of revenue, the decrease in depreciation expense will cause gross margins to increase by the amount of the reduction in depreciation expense.

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

		Intellectual		Centralized
Quarter ending March 31, 2005,	Before	Property	Infrastructure	Cost	After
Cost of revenue—service	$13,140	$—	$140	$444	$13,724
Total cost of revenue	15,493	—	140	444	16,077
Gross profit	8,886	—	(140)	(444)	8,302
Sales and marketing	3,815	(311)	103	170	3,777
Research, development and engineering	2,483	(220)	233	412	2,908
General and administrative	7,004	(5)	(476)	(1,026)	5,497
Amortization of Intangibles	811	—	—	—	811
Intellectual Property	—	536	—	—	536
Total operating expenses	14,113	—	(140)	(444)	13,529

		Intellectual		Centralized
Quarter ending June 30, 2005,	Before	Property	Infrastructure	Cost	After
Cost of revenue—service	$14,878	$—	$142	$451	$15,471
Total cost of revenue	15,967	—	142	451	16,560
Gross profit	8,786	—	(142)	(451)	8,193
Sales and marketing	3,898	(287)	105	173	3,889
Research, development and engineering	3,001	(220)	228	419	3,428
General and administrative	6,999	40	(475)	(1,043)	5,521
Amortization of Intangibles	1,339	—	—	—	1,339
Intellectual Property	—	467	—	—	467
Total operating expenses	15,237	—	(142)	(451)	14,644

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

Common stock equivalents related to stock options of 5,632 and 5,324 were excluded from diluted net loss per share calculations for the three- and six-month periods ended June 30, 2006, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 759 and 821 for the three- and six-month periods ended June 30, 2006, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive. The effect of 6,658 and 6,371 outstanding stock options for the three- and six-months periods ended June 30, 2005, respectively, were excluded from the calculation of diluted net loss per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be anti-dilutive. In addition, common stock equivalents related to stock options of 407 and 351 for the three- and six-months periods ended June 30, 2005, respectively were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

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

Expected Life.   The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three- and six-months ended June 30, 2006 and 2005 generally vest over four years and have contractual terms of ten years. Stock purchases under the Company’s stock purchase plan have an expected life of six months to two years, which is equal to the offering period.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 52,957 shares purchased under the Company’s stock purchase plan during the three- and six- month periods ended June 30, 2006 and 32,491 shares purchased during the three- and six-month periods ended June 30, 2005. A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (in years)	6.0	4.0	6.0	4.0
Expected volatility	53%	50%	53%	50%
Risk-free interest rate	4.7%	4.5%	4.7%	4.5%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	14%	20%	14%	20%
Fair value	$3.89	$2.85	$3.89	$2.85

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three- and six-months ended June 30, 2006 which was incurred as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation:
Cost of revenue	$84	$138
Sales and marketing	134	256
Research, development and engineering	76	190
General and administrative	488	992
Total stock-based compensation	$782	$1,576

At June 30, 2006 the Company had 1.6 million non-vested stock options that had a weighted average grant date price of $6.32. As of June 30, 2006, the Company had $6.1 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.72 years.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from its condensed consolidated financial statements for the three- and six-month periods ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported Following FAS 123 (R	If Reported Following APB 25	As Reported Following FAS 123 (R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Operating income (loss)	$(5,199)	$(4,636)	$(11,643)	$(10,474)
Income (loss) before provision for income taxes	(4,891)	(4,328)	(10,978)	(9,809)
Net income (loss)	(4,869)	(4,306)	(11,041)	(9,872)
Net income (loss) per share
Basic	(0.24)	(0.21)	(0.54)	(0.48)
Diluted	(0.24)	(0.21)	(0.54)	(0.48)

Stock Option Activity

As of June 30, 2006, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 7.3 million shares were outstanding, and options to purchase an additional 3.6 million shares were authorized for future grants under the plans. The Company issues new shares for option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2005	7,368,636	$16.16
Options granted	693,035	4.54
Options exercised	(1,922)	2.42
Options canceled	(823,248)	14.20
Options expired	—	—
Outstanding at March 31, 2006	7,236,501	$14.00	6.84 years
Exercisable at March 31, 2006	5,617,298	$16.24	6.23 years

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2006	7,236,501	$14.00
Options granted	277,825	6.83
Options exercised	(3,857)	2.81
Options canceled	(212,919)	11.07
Options expired	—	—
Outstanding at June 30, 2006	7,297,550	$13.82	6.80 years
Exercisable at June 30, 2006	5,706,024	$15.91	6.09 years

At December 31, 2005, a total of 6.3 million options were exercisable at a weighted-average exercise price of $16.16.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 6.15	1,414,558	8.46	$5.40	452,302	$4.24
$ 6.19 - $ 9.85	1,066,836	8.81	$7.58	437,566	$8.58
$10.29 - $12.25	760,612	7.48	$11.60	760,612	$11.60
$12.40 - $12.25	653,043	6.59	$12.83	653,043	$12.83
$13.38 - $14.13	797,200	4.67	$14.06	797,200	$14.06
$14.40 - $15.24	629,210	6.47	$15.10	629,210	$15.10
$15.25 - $17.00	830,297	6.38	$16.26	830,297	$16.26
$17.60 - $26.25	769,744	4.92	$20.99	769,744	$20.99
$27.50 - $35.13	121,050	3.86	$31.40	121,050	$31.40
$53.94 - $53.94	255,000	3.59	$53.94	255,000	$53.94
$ 0.50 - $53.94	7,297,550	6.80	$13.82	5,706,024	$15.91

Pro Forma Information Under SFAS 123 and APB 25

Prior to the fiscal year ending December 31, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the three- and six-months ended June 30, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share for the three- and six-month periods ended June 30, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(6,217)	$(11,337)
Add: Stock-based compensation expense determined under the intrinsic value method	151	202
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,834)	(3,510)
Pro forma net loss	$(7,900)	$(14,645)
Earnings per share:
Basic—as reported	$(0.30)	$(0.55)
Diluted—as reported	$(0.30)	$(0.55)
Basic—pro forma	$(0.39)	$(0.72)
Diluted—pro forma	$(0.39)	$(0.72)

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

Revenue by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Domestic	$21,112	$20,108	$41,307	$40,069
International	3,795	4,645	10,793	9,063
Total	$24,907	$24,753	$52,100	$49,132

One customer accounted for approximately 11% of total revenue in the three-month period ended June 30, 2006 and approximately 10% of total revenue in the six-month period ended June 30, 2006. There was no single customer in the three- and six-month periods ended June 30, 2005 that accounted for more than 10% of total revenue. There was one customer that accounted for more than 10% of trade and unbilled accounts receivable, net at June 30, 2006. There was one customer who accounted for 11% of trade and unbilled accounts receivable, net at December 31, 2005.

5.   Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of its current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired the Company’s securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s announcement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that it likely would be required to restate its previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the complaint alleged that the Company issued false and misleading financial statements and created a misperception regarding the profitability of the Company in order to inflate the value of Digimarc stock, which permitted insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint sought unspecified damages. On November 30, 2005, the Court granted the Company’s motion to dismiss the amended complaint on the grounds that plaintiffs had failed to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. Plaintiffs filed a second amended complaint on January 17, 2006. On February 14, 2006, the Company filed a motion to dismiss the second amended complaint on the grounds that plaintiffs still fail to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. On August 4, 2006, the Court granted this motion and dismissed the lawsuit with prejudice. Plaintiffs have thirty days to appeal this decision to the U.S. Court of Appeals for the Ninth Circuit. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit, as well as the second derivative action described in the immediately following paragraph. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders.

A separate derivative action, involving substantially the same claims, was filed on or about April 6, 2005 in the Circuit Court of the State of Oregon for the County of Washington. On March 31, 2006 the individual defendants filed a motion to dismiss the lawsuit based on the recommendation of the Board committee. Plaintiffs subsequently stipulated to a dismissal of the lawsuit and, on May 5, 2006, Judge Gardner signed a stipulated motion and order of dismissal, dismissing the lawsuit with prejudice.

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

The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted, and may in the future assert, compensatory or liquidated damages, breach of contract, or other claims alleging that the Company has failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. From time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are often part of the resolution process involving commercial disagreements over the terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. However, the Company’s failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in the Company incurring liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to its reputation. Such circumstances could have a material adverse effect on the Company’s business and financial results. The Company anticipates that future contracts will continue to have such provisions unless and until industry practices change.

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5,  Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2006, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5,  Accounting for Contingencies.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

7.   Revenue Recognition

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

8.   Inventory

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

	June 30, 2006	December 31, 2005
Equipment and deferred contract costs	$778	$899
Consumable materials	5,571	6,552
Inventory, net	$6,349	$7,451

The reserve for slow moving and obsolete items was $220 and $240 at June 30, 2006 and December 31, 2005, respectively. While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

9.   Software Development Costs

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

10.   Related Party Transactions

During the three- and six-month periods ended June 30, 2006, the Company recognized revenue of $100 and $225, respectively, from a holder of common stock. In addition the Company recognized revenue of $113 and $255 for the three- and six-month periods ended June 30, 2005, respectively, from this stockholder. Net accounts receivable from this stockholder was $20 at June 30, 2006 and $231 at December 31, 2005.

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

Digital watermarking is a strategic component of nearly all of our product offerings. We provide solutions based on this technology directly and through our licensees. Digital watermarking has already proven to be a powerful differentiator in banknote security, giving rise to a long-term relationship with leading Central Banks and many leading companies in the IT industry. We are working to develop a similar success in secure identity management systems. We anticipate that more than one in three driver licenses issued in the U.S. in 2006 will carry digital watermarks as a means to provide cross-jurisdictional machine authentication.In addition, Digimarc and its licensees have successfully propagated digital watermarking in music, movies, television and radio broadcasts, images and printed materials. Digital watermarks have been used in these applications to provide improved media rights and asset management, reduced piracy and counterfeiting losses, improve marketing programs, and more efficient and effective distribution of valuable media content.

The majority of our revenue is derived from supplying infrastructure to government agencies pursuant to long-term contracts, primarily State driver license issuers, a consortium of leading Central Banks and national governments of various foreign countries. The industry model for the U.S. driver license market is characterized by long-term contracts awarded through competitive bids to prime contractors who take full responsibility for delivery and maintenance of driver license issuance systems. The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners. Our licensing business is built upon our extensive patent portfolio, which contains 267 issued U.S. patents as of June 30, 2006. We expect that patent licensing will continue to contribute most of our revenues from non-government customers for the foreseeable future.

Markets

Government

We believe that the U.S. driver license market will continue to grow due to broadening use of the driver license as a secure credential beyond its traditional role as evidence of competence to drive a motor vehicle; technological innovation; desire among issuers to improve security and efficiency; and new governmental regulations such as the REAL ID Act. We anticipate that these regulations will result in more opportunities for States to expand their existing driver license systems using Federal dollars. However, funding under the REAL ID Act, as well as guidance on future regulations that will more specifically define the requirements for compliance, have not been provided as quickly as we anticipated. We cannot predict the full extent to which we will benefit from funding under the REAL ID Act until the Department of Homeland Security provides such guidance. These future regulations may impose certain requirements, such as specific card architectures or security features, and may condition funding upon compliance with such requirements. In addition, the conditions for availability of grant money from the Department of Homeland Security and the Department of Transportation for projects relating to compliance with the REAL ID Act, commercial driver license systems, and protection of the Homeland may cause some changes in the procurement model, but we cannot predict the likelihood or outcome of those changes at this time.

We believe that many aspects of our driver license issuance solutions have value in other forms of credentials and secure personal identification systems. As the global market for secure personal identification solutions develops, we believe that our position as the largest supplier of government-issued citizen IDs in the U.S. and Mexico and our extensive investments in research and development provide a good foundation for participation in the global market for government programs in establishing the identities of citizens and issuing associated credentials.

Media & Entertainment

Our technology is used in various products and solutions affecting a variety of media objects, from movies and music, to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as counterfeiting and piracy deterrence, media identification and management, authentication, monitoring, or linking to networks and enhanced services in support of mobile commerce. We believe the market for digital watermarking applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services, and technologies. However, we cannot, as of the date of this report, provide reliable estimates of the size of these markets or predict the extent to which these markets will provide opportunities for revenue growth.

Products and Services

Financial Document Security

We have a multi-year contract with an international consortium of Central Banks in which we have developed, deployed, and are supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics. Work on the system began in 1997. Details of the system are confidential for security reasons.

Secure ID Solutions

As the leading provider of government-issued secure IDs in North America, our systems produce more than 60 million driver licenses and other secure personal IDs per year. Two-thirds of the U.S. States and many foreign governments, including Russia, Latvia, Mexico, and Canada, use Digimarc secure ID solutions to issue credentials to citizens. In North America, we are generally a prime contractor, providing full issuance systems to Federal, State, and Provincial departments of motor vehicles or other government issuing authorities. Our North American driver license issuance systems vary from jurisdiction to jurisdiction. These systems are typically provided pursuant to long-term (normally five or more years) contracts. The systems provided include the hardware, software, consumable supplies (such as ribbons, blank or preprinted card materials, and laminates), and on-going support necessary for a “turnkey” solution. They typically involve custom software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all assets associated with the system and are responsible for maintaining the system over the contractual period. A digital driver license issuance system typically captures images (photo and signature) and demographic information, validates applicant identity, produces the actual driver license or ID (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or other ID to the individual licensee, stores the images and associated data in a database, and communicates with the issuer’s other systems for completion of processing of the driver license applicants.

We are working on broadening our security offerings to provide more integrated identity verification and fraud detection capabilities within the issuance workflow of our customers. Many aspects of our solutions anticipate both the mandate of the REAL ID Act and the emerging consensus on best practices consistent with our product and service strategy. In 2005, we introduced the Digimarc Identity Validation Suite (“IDVS”) to validate identity documents and verify the biometric and demographic data presented to establish an applicant’s identity. As identity credentials become more secure and difficult to counterfeit, counterfeiters turn to producing false breeder documents to fuel attempts to fraudulently obtain valid secure credentials. Thus, the process of validating identity is becoming central to secure ID issuance as document quality improves, ensuring that only valid applicants receive genuine IDs. This market development is underscored by the focus of the REAL ID Act on identity validation. IDVS is our most strategic product offering in 2006, serving a growing demand by our customers for effective multi-factor identification of applicants.

In the second quarter of 2006, we introduced the next generation of three Digimarc secure enrollment products—the Digimarc Camera Tower, Digimarc Capture Software, and Digimarc Image Server—to digitally capture and manage the industry’s highest quality portraits, clear signatures, and reliable fingerprints. Together, these products securely capture, store and serve up the biometric images needed by driver license and other government ID issuers for card production, renewals, fraud investigation, and more. Additionally, knowledge testing, validation of documents and verification of applicant identity are keys to the secure intake and enrollment process, and a critical step toward ensuring that driver licenses are only issued to legitimate applicants.

Media and Entertainment

We license our technology and patents and otherwise foster development of the market for digital watermarking-based solutions for commercial as well as governmental uses. These licenses primarily involve use of our technology and patents in the media and entertainment area. Commercial customers use secure media solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from PCs and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

•       deter piracy and illegal use of movies, music and images;

•       protect entertainment content from copyright infringement;

•       track and monitor entertainment content for rights usage and licensing compliance;

•       monitor advertisements to verify ad placement and measure return on investment; and

•       enable fair and legitimate use of content by consumers.

Our business partners include Activated Content Corporation, AquaMobile, Cinea, Inc., a subsidiary of Dolby Laboratories, Inc., GCS Research LLC, MediaGrid, Nielsen Media Research, Inc., Royal Philips, Signum Technologies Limited, Thomson Multimedia, S.A., Verance Corporation, Verimatrix, Inc. and VCP (an affiliate of VEIL Interactive Technologies).

Additional Information

A more detailed discussion of our business is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Recent Developments

In our report on Form 10-Q for the quarter ending March 31, 2006, we disclosed certain developments concerning our protest of a notice of intent to award a contract issued by the Commonwealth of Virginia Department of Motor Vehicles (“DMV”) for the issuance of driver licenses. On April 5, 2006, DMV issued a notice of intent to award a contract to Canadian Bank Note Secure Technologies, Inc. (“CBN”) for a new driver license issuance system pursuant to RFP 154:5-060. On April 17, 2006, Digimarc filed a protest of this award, based in part on certain alleged irregularities in the evaluation process and the assertion that the CBN proposal did not represent the best value for the Commonwealth and its citizens. On April 27, 2006, DMV issued a response, in which it rescinded the Notice of Intent to Award. The DMV response stated that “Digimarc’s protest raises issues that DMV believes warrant further consideration and evaluation” and that, “[i]n addition, DMV has determined that certain details pertaining to the agreement with the proposed contractor were still being addressed when the earlier notice was posted.” On June 1, 2006, DMV cancelled the RFP and informed bidders that DMV is working to issue a new RFP in the near future.

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

Results of Operations

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Service	82%	87%	82%	84%
Product and subscription	18	13	18	16
Total revenue	100	100	100	100
Cost of revenue:
Service	60	63	62	59
Product and subscription	7	4	8	7
Total cost of revenue	67	67	70	66
Gross profit	33	33	30	34
Operating expenses:
Sales and marketing	19	16	17	16
Research, development and engineering	12	14	12	13
General and administrative	17	22	18	23
Amortization of intangibles	2	5	2	4
Intellectual property	2	2	2	2
Restructuring charges, net	2	0	1	0
Total operating expenses	54	59	52	58
Operating income (loss)	(21)	(26)	(22)	(24)
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	0	0	0	0
Total other income, net	1	1	1	1
Income (loss) before provision for income taxes	(20)	(25)	(21)	(23)
Provision for income taxes	0	0	0	0
Net income (loss)	(20)%	(25)%	(21)%	(23)%

Revenue

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Revenue:
Service	$20,519	$21,616	$(1,097)	(5)%	$42,809	$41,212	$1,597	4%
Product and subscription	4,388	3,137	1,251	40%	9,291	7,920	1,371	17%
Total	$24,907	$24,753	$154	1%	$52,100	$49,132	$2,968	6%
Revenue (as % of total revenue):
Service	82%	87%			82%	84%
Product and subscription	18%	13%			18%	16%
Total	100%	100%			100%	100%

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

Service revenue decreased for the three-month period ended June 30, 2006 compared to the corresponding three-month period ended June 30, 2005 primarily due to decreased card issuance revenue from the Mexico program that resulted from a several month hiatus related to national elections. The increase in revenue for the six-month period ended June 30, 2006 compared to the corresponding six-month period ended June 30, 2005 resulted primarily from increased production for certain programs including Florida, Alabama, Haiti and Latvia, offset by decreased revenue from the Mexico program.

In addition, we have observed seasonality in our service revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We expect our service revenue results in the third quarter of 2006 to be consistent with this pattern of seasonality.

Product and subscription.   Product and subscription revenue consists primarily of the sale of equipment and consumables related to identification card production systems, software licenses, and subscriptions related to various software products.

Product and subscription revenue increased for the three-month period ended June 30, 2006 compared to the corresponding three-month period ended June 30, 2005 primarily due to several programs, including Ghana, Russia and Florida. The increase in revenue between the six-month period ended June 30, 2006 and the corresponding six month period ended June 30, 2005 resulted primarily from a new international program with Yemen, which was offset by decreased domestic revenue due to lower product sales to certain domestic customers in 2006.

Backlog.   Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of June 30, 2006 will generate more than $220 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect approximately $40 million of this amount to be recognized as revenue during the remainder of 2006. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.

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

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. For example, the three-month period ended June 30, 2006 had a low level of bid awards, and as a result we have consumed backlog during the quarter without large replenishments from competitive bid wins. Over the next year or so, we anticipate several States to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another example is the variable revenue model. Two of our recent domestic driver license issuance system sales were not our characteristic price-per-card model, but instead included hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$21,112	$20,108	$1,004	5%	$41,307	$40,069	$1,238	3%
International	3,795	4,645	(850)	(18)%	10,793	9,063	1,730	19%
Total	$24,907	$24,753	$154	1%	$52,100	$49,132	$2,968	6%
Revenue (as % of total revenue):
Domestic	85%	81%			79%	82%
International	15%	19%			21%	18%
Total	100%	100%			100%	100%

The increase in domestic revenue for the three-month period ended June 30, 2006 as compared to the corresponding three-month period ended June 30, 2005 resulted primarily from increased revenue from certain programs such as Florida and Alabama that were either delivered or achieved full production in early 2006. The increase in revenue for the six-month period ended June 30, 2006 as compared to the corresponding six-month period ended June 30, 2005 was due primarily to increased revenue from the Florida and Alabama programs offset by lower production revenues in certain States that occur from time to time. The decrease in international revenue for the three-month period ended June 30, 2006 compared to the corresponding three-month period ended June 30, 2005 was due primarily to decreased revenue from the second quarter hiatus in our Mexico plant due to national elections. The increase in international revenue for the six-month period ended June 30, 2006 as compared to the corresponding six-month period ended June 30, 2005 was due primarily to increased revenue from Yemen, Haiti, and Latvia programs that were either delivered or achieved full production in early 2006, offset by the Mexico program.

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

International sales have typically taken the form of an outright sale of equipment and/or consumables to non-U.S. government agencies or their prime contractors. These sales often can be large, carry relatively low margins and may cause variations in quarterly revenue and gross profit trends. Despite the relatively low margins, we enter into such contracts from time to time to maintain market presence and build customer and partner relationships, as such programs often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is less predictable than our service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year. We believe that international growth opportunities exist for us, and we expect to continue to invest in personnel and resources to support our potential revenue growth outside of the U.S.

Cost of Revenue

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Cost of Revenue:
Service	$15,002	$15,471	$(469)	(3)%	$32,101	$29,195	$2,906	10%
Product and subscription	1,675	1,089	586	54%	4,224	3,442	782	23%
Total	$16,677	$16,560	$117	1%	$36,325	$32,637	$3,688	11%
Cost of Revenue (as % of related revenue components):
Service	73%	72%			75%	71%
Product and subscription	38%	35%			45%	43%

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

Cost of service revenue decreased for the three-month period ended June 30, 2006 compared to the corresponding three-month period ended June 30, 2005 primarily due to:

•       decreased program costs related to cost reduction initiatives of $0.6 million,

•       decreased employee compensation-related expenses of $0.2 million as part of a restructuring initiative, offset by

•       increased allocated infrastructure and centralized costs of $0.3 million primarily due to system upgrades and enhancements in our information technology department.

Cost of service revenue increased for the six-month period ended June 30, 2006 compared to the corresponding six-month period ended June 30, 2005 primarily due to the increased support cost of $3.2 million. During the first two quarters of the fiscal year the Company allocated additional resources to fixing and improving existing programs and experienced delays in initiation of certain capital projects. As a result, support costs increased and fewer expenditures were capitalized to the balance sheet

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue increased for the three-month period ended June 30, 2006 compared to the corresponding three-month period ended June 30, 2005 primarily due to increased domestic and international material costs of $0.6 million related to hardware and consumable sales.

Cost of product and subscription revenue increased for the six-month period ended June 30, 2006 compared to the corresponding six-month period ended June 30, 2005 primarily due to increased international material costs of $1.6 million, offset by lower domestic material costs of $0.6 million related to hardware and consumable sales.

The costs included in our cost of revenue are comprised of three categories as described below:

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Cost of revenue:
Variable	$6,454	$6,850	$(396)	(6)%	$14,771	$14,131	$640	5%
Fixed field support and manufacturing	7,595	6,524	1,071	16%	16,338	12,537	3,801	30%
Program depreciation	2,628	3,186	(558)	(18)%	5,216	5,969	(753)	(13)%
Total	$16,677	$16,560	$117	1%	$36,325	$32,637	$3,688	11%
Cost of revenue (as % of total revenue):
Variable	26%	28%			28%	29%
Fixed field support and manufacturing	30%	26%			32%	25%
Program depreciation	11%	13%			10%	12%
Total	67%	67%			70%	66%

Variable costs include the price of materials and labor to produce an identification card, direct costs of hardware and software delivered and other costs that are variable in nature. The changes in variable costs as a percentage are primarily due to a sales mix that included lower margin sales of hardware and consumable products that occur from time to time, as well as continued pricing improvement with vendors and improved yields during the manufacturing process.

Fixed field support and manufacturing includes field operations, field support, manufacturing, and supply chain costs. These costs are considered fixed with respect to supporting current contracts. As new contracts are entered into and delivered, the overall level of fixed costs increases. The increase in fixed costs are primarily due to newer contracts requiring additional headcount, as well as travel costs to support them. During the first two quarters of the fiscal year, we focused on fixing and improving certain existing programs and as a result fewer expenditures were capitalized to the balance sheet. As a result of these actions, fixed support costs increased.

Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the useful lives of the assets to which the costs relate. Program depreciation decreased in relation to the other components of cost of revenue primarily due to the change in the estimated useful lives of program-related fixed assets. Through December 31, 2005, we depreciated program fixed assets that were specifically used to provide services under long term contracts over the shorter of the original contract term or estimated useful life. Starting January 1, 2006, we changed our policy for depreciating these assets to the shorter of the original contract term plus 2.75 years or estimated useful life. This change in estimate was supported by analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms. Since contract-specific program assets are tracked on a contract basis, the findings that the contract life is routinely significantly longer than the original contract term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the contract-related assets’ useful life was longer than the original term of the contract. Given the findings of the analysis, we concluded that it was appropriate to change the estimated useful lives so that contract specific assets were being depreciated over our most accurate estimate. The following table shows the effect of this policy of reducing depreciation expense in the first two quarters of 2006, as well as the expected effect in the future periods specified:

	Q1 2006	Q2 2006	Q3 2006	Q4 2006	2006	2007
	(in 000’S)
Previous estimated depreciation	$4,540	$4,464	$4,177	$4,199	$17,380	$16,067
Updated estimated depreciation	2,394	2,369	2,315	2,298	9,376	9,787
Reduction in depreciation expense	$2,146	$2,095	$1,862	$1,901	$8,004	$6,280

The change in estimating the useful lives of program-related fixed assets had the effect of reducing depreciation expense by $2,095 and $4,241 for the three- and six-month periods ended June 30, 2006, respectively. This reduction in depreciation increased basic and diluted earnings per share by $0.10 and $0.21 for the three- and six-month periods ended June 30, 2006, respectively. Given that the depreciation expense attributed to contract-specific assets is included in cost of revenue, the decrease in depreciation expense will cause gross margins to increase by the amount of the reduction in depreciation expense.

The primary factor offsetting the reduction in program depreciation was higher than average costs to deploy certain new programs where we provided a complete system replacement using advanced technologies. These programs have recently been completed and are now in production. These installations were particularly challenging for us, representing a more expanded scope than that of our historical system deliveries. We were successful in delivering these programs, but at higher costs than have been customary. In another case, we bid a program aggressively as part of a broader market development strategy that we believe will yield good long-term performance. The fixed costs for these systems, which include amortization and depreciation of costs capitalized during the delivery process, as well as field service and operational costs to manage and maintain them, are higher than average and, thus, reduce reported margins. We anticipate that we will be able to improve profit margins in these accounts over time and earn a better return on investment over the life of the account relationship.

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

Gross Profit

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Gross Profit: Service	$5,517	$6,145	$(628)	(10)%	$10,708	$12,017	$(1,309)	(11)%
Product and subscription	2,713	2,048	665	32%	5,067	4,478	589	13%
Total	$8,230	$8,193	$37	<1%	$15,775	$16,495	$(720)	(4)%
Gross Profit (as % of related revenue components):
Service	27%	28%			25%	29%
Product and subscription	62%	65%			55%	57%
Total	33%	33%			30%	34%

Overall gross profit as a percentage of revenue was 33% and 30%, respectively, for the three- and six-month periods ended June 30, 2006, compared to 33% and 34% for the three- and six-month periods ended June 30, 2005. The decrease in the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005 was primarily due to the increased costs described under the “Cost of Revenue” section.

Operating Expenses

Sales and marketing

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Sales and marketing	$4,685	$3,889	$796	21%	$9,224	$7,666	$1,558	20%
Variable (as % of total revenue)	19%	16%			17%	16%

Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, costs associated with marketing programs, such as trade shows, public relations and new product launches, and charges for infrastructure and centralized costs.

The increase in sales and marketing expense for the three-month period ended June 30, 2006, as compared to the corresponding three-month period ended June 30, 2005, resulted primarily from:

•       increased costs related to tradeshows, advertising, consulting fees and event sponsorhip of $0.4 million, and

•       increased employee compensation-related expenses of $0.2 million, consisting of salaries, benefits, recruiting costs, and incentive plan compensation, due to increased personnel in marketing and governmental activities, and higher benefit program costs.

The increase in sales and marketing expense for the six-month period ended June 30, 2006, as compared to the corresponding six-month period ended June 30, 2005, resulted primarily from:

•       increased costs related to tradeshows, advertising, consulting fees and event sponsorhip of $0.4 million,

•       increased employee compensation-related expenses of $0.3 million, consisting of salaries, benefits, recruiting costs, and incentive plan compensation, due to increased personnel in marketing and governmental activities, and higher benefit program costs, and

•       increased stock option expense of $0.3 million.

Research, development and engineering

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Research, development and engineering	$2,994	$3,428	$(434)	(13)%	$6,230	$6,336	$(106)	(2)%
Research, development and engineering (as % of total revenue)	12%	14%			12%	13%

Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors, the purchase of materials and services for product development, primarily in the card systems area, and charges for infrastructure and centralized costs.

The decrease for the three-month period ended June 30, 2006, as compared to the corresponding three-month period ended June 30, 2005, resulted primarily from:

•       decreased employee compensation-related expenses of $0.3 million as part of a restructuring initiative.

The decrease for the six-month period ended June 30, 2006, as compared to the corresponding six-month period ended June 30, 2005, resulted primarily from:

•       decreased employee compensation-related expenses of $0.3 million as part of a restructuring initiative, offset by

•       increased stock option expense of $0.2 million.

General and administrative

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
General and administrative	$4,172	$5,521	$(1,349)	(24)%	$9,382	$11,018	$(1,636)	(15)%
General and administrative (as % of total revenue)	17%	22%			18%	23%

General and administrative expenses consist primarily of compensation, benefits and related costs of executive, finance and administrative personnel, human resources and other professional fees, and charges for infrastructure and centralized costs.

The decrease for the three-month period ended June 30, 2006, as compared to the corresponding three-month period ended June 30, 2005, resulted primarily from:

•       decreased professional and audit fees of $1.1 million related to our audit and review, Sarbanes-Oxley audit, compliance and remediation efforts in 2005,

•       decreased other administration costs of $0.3 million related to cost cutting initiatives, offset by

•       increased stock option expense of $0.3 million.

The decrease for the six-month period ended June 30, 2006, as compared to the corresponding six-month period ended June 30, 2005, resulted primarily from:

•       decreased professional and audit fees of $1.6 million related to our audit and review, Sarbanes-Oxley audit, compliance and remediation efforts in 2005,

•       decreased other administration costs of $0.5 million related to cost cutting initiatives, offset by

•       increased stock option expense of $0.8 million.

Amortization of intangible assets

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Amortization of intangibles	$550	$1,339	$(789)	(59)%	$1,123	$2,150	$(1,027)	(48)%
Amortization of intangibles (as % of total revenue)	2%	5%			2%	4%

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

The decrease for the three- and six-month periods ended June 30, 2006 compared to the corresponding three- and six-month periods ended June 30, 2005 resulted primarily from extended amortization periods from contract extensions on several domestic customers and the increased amortization in 2005 related to a domestic customer who awarded their contract to a competitor. The intangible asset related to this customer was fully amortized by the fourth quarter of 2005.

Intellectual property

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Intellectual property	$481	$467	$14	3%	$912	$1,003	$(91)	(9)%
Intellectual property (as % of total revenue)	2%	2%			2%	2%

Intellectual property costs primarily consist of employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans, as well as costs associated with documenting, applying for, and maintaining patents.

The slight increase for the three-month period ended June 30, 2006, as compared to the corresponding three-month period ended June 30, 2005, resulted primarily from a decrease of $0.1 million related to a reduction in headcount, which was offset by an increase of $0.1 million in consulting fees paid to third-party agents and government fees related to patent and other intellectual property work

The decrease for the six-month period ended June 30, 2006, as compared to the corresponding six-month period ended June 30, 2005, resulted primarily from a decrease of $0.1 million related to a reduction in headcount.

Restructuring charges, net.

Three Months Ended June 30,
2006
Cost of revenue	$159
Sales and marketing	93
Research, development and engineering	248
General and administrative	47
Total	$547

During the second quarter, we initiated productivity improvement initiatives and significantly reduced fixed costs in order to facilitate our effort to achieve profitability. The reduction in fixed costs included reduction of our workforce by nearly 20% since the beginning of 2006. The restructuring charge for the three-month period ended June 30, 2006 totaled $547, primarily due to employee severance and related costs. These restructuring charges were allocated out of the departments as noted above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenue	$84	$—	$138	$—
Sales and marketing	134	—	256	—
Research, development and engineering	76	—	190	—
General and administrative	488	152	992	203
Total	$782	$152	$1,576	$203

We anticipate an additional $6.1 million in stock-based compensation through fiscal 2010 for awards outstanding as of June 30, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

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

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.3 and $0.7 million for the three- and six-month periods ended June 30, 2006, respectively, compared to $0.3 and $0.5 million for the three- and six-month periods ended June 30, 2005. The increase resulted from higher interest earned on lower cash and investment balances, which was partially offset by higher interest expense related to capitalized leases.

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense from profitability in foreign jurisdictions. The tax expense for the three-month period ended June 30, 2006 reflects a negative adjustment of $135,000 related to a reduction in taxes ultimately incurred in foreign jurisdictions for the year ended December 31, 2005, as well as expected to be incurred for the quarter ended March 31, 2006. These adjustments are due in part to a study undertaken by the Company to better define and document the functions performed and risks undertaken in certain foreign jurisdictions and apply proper economic analyses to compensate each of our foreign subsidiaries accordingly. Due to the uncertainty of realization of the Company’s NOL and other deferred tax assets, including those generated in the current period, we have recorded a full valuation allowance against our net deferred tax assets at June 30, 2006. We will continue to evaluate the realizability of our net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents, restricted cash, and short-term investments of $30.2 million, representing a decrease of approximately $1.8 million from $32.0 million at December 31, 2005. The decrease primarily resulted from the increase in restricted cash due to a large number of performance bond renewals on various government contracts and investments in new program implementations and the purchase of fixed assets. As of June 30, 2006, $11.5 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at June 30, 2006 was $21.8 million, compared to working capital of $31.4 million at December 31, 2005. The decrease in working capital resulted primarily from investments made in new programs and infrastructure assets.

The $2.5 million of cash used in operations for the six-months ended June 30, 2006 resulted from a net loss of $11.0 million, partially offset by non cash items related to depreciation and amortization of $7.7 million and stock-based compensation expense of $1.6 million, and a decrease in trade and unbilled accounts receivable, net of $1.8 million and inventory of $1.1 million. Negatively affecting cash provided by operations was an increase in restricted cash of $4.2 million. The $4.9 million of cash used in operations for the six months ended June 30, 2005 resulted from a net loss of $11.3 million, offset by non cash items related to depreciation and amortization of $8.6 million and an increase in accrued payroll and related costs of $1.3 million. Items negatively affecting cash used in operations were a decrease in accounts payable of $4.0 million and an increase in other current assets of $1.2 million.

The $3.7 million of cash used in investing activities for the six-month period ended June 30, 2006 primarily related to $0.3 million in net purchase of short-term investments and $3.4 million for the purchase of property and equipment, including capitalization of labor costs of $1.1 million. The $7.7 million of cash provided by investing activities for the six-months ended June 30, 2005 primarily related to $16.7 million in net sale or maturity of short-term investments partially offset by $9.0 million for the purchase of property and equipment, including capitalization of labor costs.

The $0.1 million of cash used in financing activities for the six-month periods ended June 30, 2006 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock. The $0.1 million of cash used in financing activities for the six-month period ended

June 30, 2005 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $7.9 million as of June 30, 2006, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $0.9 million as of June 30, 2006, are payable in monthly installments through June 2011.

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

We have driver license contracts with various states that are not yet fully deployed for which we have estimated the amounts to complete. In order to complete these contracts, we estimate we will incur approximately $18 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth below or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

•       trends and expectations in revenue growth, including, but not limited to, statements regarding the temporary nature of the decrease in ID systems bid activity and the expected increase of such activity in the future, statements regarding anticipated growth in U.S. driver license revenues due to broadening use of the driver license as a secure credential, statements regarding opportunities to facilitate efforts of state government agencies to comply with the REAL ID Act;

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

•  the source of a majority of our future revenue;

•  our expected short-term and long-term liquidity positions;

•       our ability to fund our capital needs through cash flow from operations;

•       our use of cash in upcoming quarters;

•       anticipated levels of backlog in future periods;

•       anticipated extensions of the term of our contract with the central banks; and

•       the likelihood or outcome of legal proceedings and claims and their effect on our business.

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

Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of June 30, 2006 was $99.0 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving profitability will depend upon a variety of factors, including the impact of new financial accounting mandates requiring us to expense stock options, as well as expenses related to litigation and other proceedings that have arisen as a result of our prior year restatement. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Accordingly, in the short term we may focus more on growing our revenue and taking advantage of market opportunities than an immediate return to profitability. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

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

Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

In the fourth quarter of 2005 and the first half of 2006, we made significant reductions in our workforce as part of our efforts to reach quarterly profitability in the second half of 2006 or early in 2007. These reductions did not impede our ability to meet demand because they were accompanied by improvements in our internal business processes and coincided with a period of relatively low bid activity with respect to development and deployment of new systems. We believe that this decrease in bid activity is temporary and that the U.S. driver license market will demonstrate increased demand in future periods.  Our current reduced staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor, which would increase our costs.  If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

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

•       strategic decisions on new business;

•       depreciation and amortization of capitalized project costs related to new or upgraded programs; and

•       variability in the extent to which we are able to allocate personnel expenses to capital projects and thereby amortize such costs over the life of the relevant contract, rather than expensing such costs in the quarter in which they are incurred.

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

As international customers have accounted for approximately 15% of our total revenue during the quarter ended June 30, 2006, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

We have invested significant time and resources in product development activities for new secure identification markets, including designing and developing numerous enhancements to our driver license systems and improving our cards’ ability to withstand intrusions or alterations without detection. At present, our new products include Digimarc Camera Tower, Digimarc Capture Software, Digimarc Image Server, Digimarc ID Validation Suite (IDVS) and Digimarc IDMarc. If we do not experience a timely, positive reaction from issuing authorities to our new offerings, our projected revenues, margins and earnings may be negatively impacted.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION.

Item 1.                        Legal Proceedings.

Beginning in September 2004, three purported class action lawsuits were commenced against the Company and certain of its current and former directors and officers by or on behalf of persons claiming to have purchased or otherwise acquired the Company’s securities during the period from April 17, 2002 to July 28, 2004. These lawsuits were filed in the United States District Court for the District of Oregon and were consolidated into one action for all purposes on December 16, 2004. On May 16, 2005, plaintiffs filed an amended complaint. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s announcement that it had discovered errors in its accounting for software development costs and project capitalization and other project cost capitalization accounting practices, and that it likely would be required to restate its previously reported financial statements for full fiscal year 2003 and the first two quarters of 2004. Specifically, the complaint alleged that the Company issued false and misleading financial statements and created a misperception regarding the profitability of the Company in order to inflate the value of Digimarc stock, which permitted insider sales of personal holdings at inflated values, and that the Company maintained insufficient accounting controls, which created an environment where improper accounting could be used to manipulate financial results. The complaint sought unspecified damages. On November 30, 2005, the Court granted the Company’s motion to dismiss the amended complaint on the grounds that plaintiffs had failed to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. Plaintiffs filed a second amended complaint on January 17, 2006. On February 14, 2006, the Company filed a motion to dismiss the second amended complaint on the grounds that plaintiffs still fail to allege facts sufficient to support their allegation that the defendants knowingly or recklessly acted in violation of the securities laws. On August 4, 2006, the Court granted this motion and dismissed the lawsuit with prejudice. Plaintiffs have thirty days to appeal this decision to the U.S. Court of Appeals for the Ninth Circuit. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit, as well as the second derivative action described in the immediately following paragraph. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. This motion currently is pending. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders.

A separate derivative action, involving substantially the same claims, was filed on or about April 6, 2005 in the Circuit Court of the State of Oregon for the County of Washington. On March 31, 2006 the individual defendants filed a motion to dismiss the lawsuit based on the recommendation of the Board committee. Plaintiffs subsequently stipulated to a dismissal of the lawsuit and, on May 5, 2006, Judge Gardner signed a stipulated motion and order of dismissal, dismissing the lawsuit with prejudice.

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

We are subject, from time to time, to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that, as of June 30, 2006, the final disposition of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 2, 2006. Two proposals were voted on by our stockholders.

Proposal 1: Election of Three Class I Directors

William J. Miller, Jim Roth and Lloyd “Buzz” Waterhouse were elected as Class I directors for a term of 3 years. The voting for each director was as follows:

	For	Withheld
William J. Miller	18,876,882	628,561
Jim Roth	18,769,273	736,170
Lloyd “Buzz” Waterhouse	19,045,908	459,535

The Company’s Class II and III directors did not stand for reelection at the annual meeting. The terms of the Company’s Class II directors, Philip J. Monego, Sr., Peter W. Smith and Bernard Whitney, will continue until the 2007 annual meeting of stockholders. The terms of the Company’s Class III directors, Bruce Davis, Brian J. Grossi and James T. Richardson will continue until the 2008 annual meeting of stockholders.

Proposal 2: Ratification of the Appointment of Grant Thronton LLP as the Company’s Independent Certified Public Accountants

Grant Thornton was ratified as our independent certified public accountants for the fiscal year ending December 31, 2006 with 19,277,114 votes in favor, 217,860 votes against and 10,469 abstentions.

Item 6.                        Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: August 9, 2006	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
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

10.1	Summary of Non-employee Director compensation Arrangements (incorporated by reference to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 9, 2006)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer