Form 10-Q
period 2006-09-30
DIGIMARC CORP
filed 2006-11-07
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 21,194,371 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	September 30,	December 31,
	2006	2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,251	$23,964
Short-term investments	1,001	739
Trade accounts receivable, net	8,078	9,469
Unbilled trade receivables	6,894	6,228
Inventory, net	6,016	7,451
Other current assets	2,063	2,828
Total current assets	44,303	50,679
Restricted cash	9,938	7,279
Property and equipment, net	61,662	64,108
Intangibles, net	15,853	17,164
Other assets, net	908	1,009
Total assets	$132,664	$140,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,795	$6,722
Accrued payroll and related costs	4,095	3,731
Deferred revenue	9,155	6,809
Other current liabilities	1,853	2,032
Total current liabilities	19,898	19,294
Other long-term liabilities	1,014	969
Total liabilities	20,912	20,263
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (21,190,545 and 20,808,994 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	22	21
Additional paid-in capital	210,421	209,337
Deferred stock compensation	—	(1,519)
Accumulated other comprehensive income	137	137
Accumulated deficit	(98,828)	(88,000)
Total stockholders’ equity	111,752	119,976
Total liabilities and stockholders’ equity	$132,664	$140,239

(1)          Derived from the Company’s December 31, 2005 audited consolidated financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Service	$22,414	$22,372	$65,223	$63,584
Product and subscription	4,319	4,409	13,610	12,329
Total revenue	26,733	26,781	78,833	75,913
Cost of revenue:
Service	15,138	15,253	47,239	44,448
Product and subscription	1,581	1,790	5,805	5,232
Total cost of revenue	16,719	17,043	53,044	49,680
Gross profit	10,014	9,738	25,789	26,233
Operating expenses:
Sales and marketing	3,440	4,295	12,664	11,961
Research, development and engineering	2,158	3,199	8,388	9,535
General and administrative	3,684	4,852	13,066	15,870
Amortization of intangibles	537	1,147	1,660	3,297
Intellectual property	460	528	1,372	1,531
Restructuring charges, net	—	—	547	—
Total operating expenses	10,279	14,021	37,697	42,194
Operating income (loss)	(265)	(4,283)	(11,908)	(15,961)
Other income (expense):
Interest income	342	262	1,008	799
Interest expense	(29)	(15)	(73)	(135)
Other	223	(33)	266	31
Total other income, net	536	214	1,201	695
Income (loss) before provision for income taxes	271	(4,069)	(10,707)	(15,266)
Provision for income taxes	(58)	(159)	(121)	(299)
Net income (loss)	$213	$(4,228)	$(10,828)	$(15,565)
Net income (loss) per share—basic	$0.01	$(0.21)	$(0.52)	$(0.76)
Net income (loss) per share—diluted	$0.01	$(0.21)	$(0.52)	$(0.76)
Weighted average shares outstanding—basic	20,670	20,497	20,635	20,473
Weighted average shares outstanding—diluted	21,470	20,497	20,635	20,473

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(10,828)	$(15,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,595	13,978
Stock-based compensation expense	2,283	355
Increase (decrease) in allowance for doubtful accounts	(173)	(10)
Other non-cash charges	(286)	(11)
Changes in operating assets and liabilities:
Restricted cash	(2,659)	993
Trade and unbilled accounts receivable	898	(1,152)
Inventory, net	1,435	319
Other current assets	765	(830)
Other assets, net	101	82
Accounts payable	(1,927)	(4,856)
Accrued payroll and related costs	364	1,846
Deferred revenue	2,346	(257)
Other liabilities	(236)	497
Net cash provided by (used in) operating activities	3,678	(4,611)
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(6,940)	(12,639)
Purchase of intangibles	(30)	(20)
Sale or maturity of short-term investments	92,350	133,247
Purchase of short-term investments	(92,612)	(114,484)
Net cash provided by (used in) investing activities	(7,232)	6,104
Cash flows from financing activities:
Net proceeds from issuance of common stock	321	211
Principal payments under capital lease obligations	(480)	(351)
Net cash provided by (used in) financing activities	(159)	(140)
Net increase (decrease) in cash and cash equivalents	(3,713)	1,353
Cash and cash equivalents at beginning of period	23,964	18,489
Cash and cash equivalents at end of period	$20,251	$19,842
Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$135
Cash paid for income taxes	$134	$139
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$582	$135
Grant of restricted stock	$1,202	$2,025

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.                 The Company, Basis of Presentation

Description of Business

Digimarc Corporation (“Digimarc” or “the Company”) is a leading supplier of secure identity solutions and advanced technologies for use in media management. The Company’s solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

The Company issues more than 60 million identification documents (“IDs”) annually and is the leading supplier of government-issued citizen IDs in the United States (“U.S.”), producing more than two-thirds of all driver licenses issued in the U.S. Digimarc also is a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking”, which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices. The Company provides solutions based on this technology directly and through the Company’s licensees.

As of September 30, 2006, the Company held rights in 286 issued U.S. patents and over 66 issued foreign patents on this technology and related technologies, applications, systems, and processes and had more than 500 U.S. and foreign applications pending.

Digimarc’s solutions and technologies are deployed by the Company and its business partners in media objects and digital devices around the world.

The substantial majority of the Company’s revenue is generated pursuant to long-term contracts with government agencies—primarily U.S. state government agencies responsible for driver license issuance (“State driver license issuers”), a consortium of leading Central Banks and national governments of a number of foreign countries. These systems rely on the Company’s systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

The remainder of the Company’s revenue is generated primarily from patent and technology license fees paid by business partners providing media and rights management solutions to movie studios and music labels, television and radio broadcasters, creative professionals and other customers around the world. Private sector media and entertainment industry customers use secure media management solutions from the Company and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from PCs and mobile devices.

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

Through December 31, 2005 the Company depreciated program fixed assets that were specifically used to provide services under long term contracts over the shorter of the original contract term or estimated useful life. Starting January 1, 2006, the Company changed its useful lives for depreciating these assets to the shorter of the original contract term plus 2.75 years or estimated useful life. This change in estimate was supported by analysis completed by the Company during the first quarter of 2006 that showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms. Since contract-specific program assets are tracked on a contract basis, the findings that the contract life is routinely significantly longer than the original contract term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the contract-related asset’s useful life was longer than the original term of the contract. Given the findings of the analysis, Digimarc concluded that it was appropriate to change the estimated useful lives so that contract specific assets were being depreciated over the Company’s estimate of the useful life of these assets. In addition, the change in useful lives would conservatively achieve a better matching of the utility of these assets with the resulting revenues. Based on the analysis, this change would have the effect of reducing depreciation expense by $1,862 and $6,103 for the three- and nine-month periods ended September 30, 2006, respectively, for assets in service at December 31, 2005. This reduction in depreciation would increase basic and diluted earnings by $0.09 and $0.30 for the three- and nine-month periods ended September 30, 2006, respectively, per share before taxes. Given that the depreciation expense attributed to contract-specific assets is part of cost of revenue, the decrease in depreciation expense will cause gross margins to increase by the amount of the reduction in depreciation expense.

Reclassifications

Certain amounts in the 2005 consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no material effect on the results of operations or financial position for any year presented.

Specifically, certain costs were reclassified from general and administrative to cost of revenue, sales and marketing, research, development and engineering and intellectual property as shown on the condensed consolidated statement of operations. The intellectual property category includes costs associated with documenting, applying for, and maintaining patents generated through the Company’s research and development efforts. The infrastructure category includes rent, leasehold improvements amortization, insurance expense and infrastructure depreciation. The centralized cost category includes centralized departments that serve all operations such as the Company’s information technology department. The methods employed were based on headcount, square footage or a combination of both as appropriate.

Three-months ended September 30, 2005:	Before	Intellectual Property	Infrastructure	Centralized Cost	After
Cost of revenue—service	$14,704	$—	$131	$418	$15,253
Total cost of revenue	16,494	—	131	418	17,043
Gross profit	10,287	—	(131)	(418)	9,738
Sales and marketing	4,291	(264)	109	159	4,295
Research, development and engineering	2,898	(308)	222	387	3,199
General and administrative	6,234	44	(462)	(964)	4,852
Amortization of intangibles	1,147	—	—	—	1,147
Intellectual property	—	528	—	—	528
Total operating expenses	14,570	—	(131)	(418)	14,021

Nine-months ended September 30, 2005:	Before	Intellectual Property	Infrastructure	Centralized Cost	After
Cost of revenue—service	$42,722	$—	$413	$1,313	$44,448
Total cost of revenue	47,954	—	413	1,313	49,680
Gross profit	27,959	—	(413)	(1,313)	26,233
Sales and marketing	12,004	(862)	317	502	11,961
Research, development and engineering	8,382	(748)	683	1,218	9,535
General and administrative	20,237	79	(1,413)	(3,033)	15,870
Amortization of intangibles	3,297	—	—	—	3,297
Intellectual property	—	1,531	—	—	1,531
Total operating expenses	43,920	—	(413)	(1,313)	42,194

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

Reconciliation of weighted average basic shares to weighted average diluted shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	Shares (000’s) (Denominator)	Shares (000’s) (Denominator)	Shares (000’s) (Denominator)	Shares (000’s) (Denominator)
Basic EPS
Weighted average shares outstanding	20,670	20,497	20,635	20,473
Effect of Dilutive Securities
Options	800	—	—	—
Diluted EPS
Weighted average shares outstanding	21,470	20,497	20,635	20,473

Common stock equivalents related to stock options of 5,428 and 5,144 were excluded from diluted net loss per share calculations for the three- and nine-month periods ended September 30, 2006, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 800 for the three-month period ended September 30, 2006 were included in diluted net income per share; however 841 common stock equivalents for the nine-month period ended September 30, 2006 were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

The effect of 6,371 and 6,277 outstanding stock options for the three- and nine-months periods ended September 30, 2005, respectively, were excluded from the calculation of diluted net loss per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be anti-dilutive. In addition, common stock equivalents related to stock options of 455 and 393 for the three- and nine-months periods ended September 30, 2005, respectively were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

3.                 Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three- and nine-month periods ended September 30, 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements in the three- and nine-month periods ended September 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

Expected Life.   The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three- and nine-months ended September 30, 2006 and 2005 generally vest over four years and have contractual terms of ten years.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (in years)	6.0	4.0	6.0	4.0
Expected volatility	53%	50%	53%	50%
Risk-free interest rate	4.7%	4.5%	4.7%	4.5%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	14%	20%	14%	20%
Fair value	$3.51	$2.75	$3.56	$2.88

The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan.  The plan allowed employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each six-month plan period, up to a maximum deduction of $5,312.50 for each plan period.  Plan periods were generally from December 1 to May 31 and from June 1 to November 30.  The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period.  Employees purchased 52,957 shares under the plan during the three- and nine-month periods ended September 30, 2006 and purchased 32,491 shares under the plan during the three- and nine-month periods ended September 30, 2005.  The plan was suspended effective June 1, 2006.  An amended plan was reinstated effective November 2, 2006.

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three- and nine-months ended September 30, 2006, which was incurred as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation:
Cost of revenue	$76	$214
Sales and marketing	117	373
Research, development and engineering	71	261
General and administrative	434	1,408
Intellectual property	9	27
Total stock-based compensation	$707	$2,283

At September 30, 2006, the Company had 1.6 million non-vested stock options that had a weighted average grant date price of $6.31. As of September 30, 2006, the Company had $7.1 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.66 years.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from its condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported Following FAS 123 (R)	If Reported Following APB 25	As Reported Following FAS 123 (R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Operating income (loss)	$(265)	$212	$(11,908)	$(10,262)
Income (loss) before provision for income taxes	271	748	(10,707)	(9,061)
Net income (loss)	213	690	(10,828)	(9,182)
Net income (loss) per share
Basic	0.01	0.03	(0.52)	(0.44)
Diluted	0.01	0.03	(0.52)	(0.44)

Stock Option Activity

As of September 30, 2006, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 7.2 million shares were outstanding, and options to purchase an additional 3.7 million shares were authorized for future grants under the plans. The Company issues new shares for option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Three-months ended September 30, 2006:
Outstanding at June 30, 2006	7,297,550	$13.82
Options granted	218,575	6.32
Options exercised	(13,783)	4.19
Options canceled	(302,118)	13.15
Options expired	—	—
Outstanding at September 30, 2006	7,200,224	$13.64	6.64 years
Exercisable at September 30, 2006	5,573,319	$15.78	5.90 years

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Nine-months ended September 30, 2006:
Outstanding at December 31, 2005	7,368,636	$14.74
Options granted	1,189,435	6.41
Options exercised	(19,562)	3.75
Options canceled	(1,338,285)	13.42
Options expired	—	—
Outstanding at September 30, 2006	7,200,224	$13.64	6.64 years
Exercisable at September 30, 2006	5,573,319	$15.78	5.90 years

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 6.15	1,393,077	8.23	$5.41	510,099	$4.48
$ 6.17 - $ 9.85	1,232,401	8.75	$7.38	488,474	$8.37
$10.29 - $12.25	712,937	7.25	$11.60	712,937	$11.60
$12.40 - $13.25	602,743	6.31	$12.82	602,743	$12.82
$13.38 - $14.13	792,000	4.42	$14.07	792,000	$14.07
$14.40 - $15.24	596,975	6.22	$15.10	596,975	$15.10
$15.25 - $17.00	733,597	6.16	$16.23	733,597	$16.23
$17.60 - $26.25	762,244	4.66	$21.01	762,244	$21.01
$27.50 - $35.13	119,250	3.61	$31.35	119,250	$31.35
$53.94 - $53.94	255,000	3.34	$53.94	255,000	$53.94
$ 0.50 - $53.94	7,200,224	6.64	$13.64	5,573,319	$15.78

Pro Forma Information Under SFAS 123 and APB 25

Prior to the fiscal year ending December 31, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the three- and nine-months ended September 30, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(4,228)	$(15,565)
Add: Stock-based compensation expense determined under the intrinsic value method	153	355
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,280)	(4,790)
Pro forma net loss	$(5,355)	$(20,000)
Earnings per share:
Basic—as reported	$(0.21)	$(0.76)
Diluted—as reported	$(0.21)	$(0.76)
Basic—pro forma	$(0.26)	$(0.98)
Diluted—pro forma	$(0.26)	$(0.98)

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

Revenue by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Domestic	$22,508	$21,273	$63,815	$61,342
International	4,225	5,508	15,018	14,571
Total	$26,733	$26,781	$78,833	$75,913

There was no customer in the three- and nine-month periods ended September 30, 2006 or 2005 that accounted for more than 10% of total revenue. There was no customer that accounted for more than 10% of trade and unbilled accounts receivable, net at September 30, 2006. There was one customer who accounted for 11% of trade and unbilled accounts receivable, net at December 31, 2005.

5.                 Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company’s restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company’s operations and prospects. On August 4, 2006, the court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. Plaintiffs have filed a notice of appeal. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing was held on April 26, 2006, but the court has not yet rendered its decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

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

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2006, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, the Company will adjust the financial statements if needed to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The bulletin provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretive bulletin to have a material effect on the Company’s financial statements.

7.                 Revenue Recognition

Revenue from the Company’s government-issued credential systems is generally billed and recognized on a per card produced basis. The Company recognizes revenue on these contracts based on the actual monthly production, if available, and in limited situations on estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Differences to date have not been significant. Revenue earned which has not been invoiced at the end of each reporting period, but is generally billed within the first two weeks of the following period, is classified as unbilled trade receivables in the consolidated balance sheets. Revenue related to an enhancement of or upgrade to an existing system is deferred and recognized over the remaining life of the contract.

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

	September 30, 2006	December 31, 2005
Equipment and deferred contract costs	$911	$899
Consumable materials	5,105	6,552
Inventory, net	$6,016	$7,451

The reserve for slow moving and obsolete items was $240 at both September 30, 2006 and December 31, 2005, respectively. While the Company does not currently expect to be able to sell or otherwise use the reserved inventory on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

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

10.          Related Party Transactions

During the three- and nine-month periods ended September 30, 2006, the Company recognized revenue of $168 and $413, respectively, from a holder of common stock pursuant to a license agreement. In addition, the Company recognized revenue of $108 and $363 for the three- and nine-month periods ended September 30, 2005, respectively, from this stockholder. Net accounts receivable from this stockholder was $88 at September 30, 2006 and $231 at December 31, 2005.

11.          Quarterly Selected Financial Information—Unaudited

The following table shows the quarterly reported numbers. The 2006 numbers are consistent with the 2005 reclassification of certain costs related to amortization of intangibles, intellectual property, infrastructure and centralized costs.

Quarter ended:	March 31	June 30	September 30	December 31
2006
Total revenue	$27,193	$24,907	$26,733
Total cost of revenue	19,648	16,677	16,719
Sales and marketing	4,539	4,685	3,440
Research, development and engineering	3,236	2,994	2,158
General and administrative	5,210	4,172	3,684
Amortization of intangibles	573	550	537
Intllectual property	431	481	460
Restructuring charges, net	—	547	—
Operating income (loss)	(6,444)	(5,199)	(265)
Net income (loss)	(6,172)	(4,869)	213
Net income (loss) per share—basic	(0.30)	(0.24)	0.01
Net income (loss) per share—diluted	(0.30)	(0.24)	0.01
2005
Total revenue	$24,379	$24,753	$26,781	$25,140
Total cost of revenue	16,077	16,560	17,043	18,492
Sales and marketing	3,777	3,889	4,295	3,816
Research, development and engineering	2,908	3,428	3,199	3,596
General and administrative	5,497	5,521	4,852	5,654
Amortization of intangibles	811	1,339	1,147	738
Intllectual property	536	467	528	483
Operating income (loss)	(5,227)	(6,451)	(4,283)	(7,639)
Net income (loss)	(5,120)	(6,217)	(4,228)	(7,532)
Net income (loss) per share—basic	(0.25)	(0.30)	(0.21)	(0.37)
Net income (loss) per share—diluted	(0.25)	(0.30)	(0.21)	(0.37)

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Factors Affecting Forward-Looking Statements” in this Form 10-Q and under the caption “Risk Factors” and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 13, 2006, and other reports and filings made with the SEC.

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

We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking”, which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

Digital watermarking is a strategic component of nearly all of our product offerings. We provide solutions based on this technology directly and through our licensees. Digital watermarking has already proven to be a powerful differentiator in banknote security, giving rise to a long-term relationship with leading Central Banks and many leading companies in the IT industry. We are working to develop a similar success in secure identity management systems. We anticipate that more than one in three driver licenses issued in the U.S. in 2006 will carry digital watermarks as a means to provide cross-jurisdictional machine authentication. In addition, Digimarc and its licensees have successfully propagated digital watermarking in music, movies, television and radio broadcasts, images and printed materials. Digital watermarks have been used in these applications to provide improved media rights and asset management, reduced piracy and counterfeiting losses, improve marketing programs, and more efficient and effective distribution of valuable media content.

The majority of our revenue is derived from supplying infrastructure to government agencies pursuant to long-term contracts, primarily State driver license issuers, a consortium of leading Central Banks and national governments of various foreign countries. The industry model for the U.S. driver license market is characterized by long-term contracts awarded through competitive bids to prime contractors who take full responsibility for delivery and maintenance of driver license issuance systems. The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners. Our licensing business is built upon our extensive patent portfolio, which contains 286 issued U.S. patents as of September 30, 2006. We expect that patent licensing will continue to contribute most of our revenues from non-government customers for the foreseeable future.

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

We believe that many aspects of our driver license issuance solutions have value in other forms of credentials and secure personal identification systems. As the global market for secure personal identification solutions develops, we believe that our position as the leading supplier of government-issued citizen IDs in North America and our extensive investments in research and development provide a good foundation for participation in the global market for government programs in establishing the identities of citizens and issuing associated credentials.

Media & Entertainment

Our technology is used in various products and solutions affecting a variety of media objects, from movies and music, to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as counterfeiting and piracy deterrence, media identification and management, authentication, monitoring, or linking to networks and enhanced services in support of mobile commerce. We believe the market for digital watermarking applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services, and technologies. However, we cannot, as of the date of this report, provide reliable estimates of the size of these potential markets or predict the extent to which these markets will provide opportunities for revenue growth.

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

Secure ID Solutions

As the leading provider of government-issued secure IDs in North America, our systems produce more than 60 million driver licenses and other secure personal IDs per year. Two-thirds of the U.S. States and many foreign governments, including Russia, Latvia, Mexico, and Canada, use Digimarc secure ID solutions to issue credentials to citizens. In North America, we are generally a prime contractor, providing full issuance systems to Federal, State, and Provincial departments of motor vehicles or other government issuing authorities. Our North American driver license issuance systems vary from jurisdiction to jurisdiction. These systems are typically provided pursuant to long-term (normally five or more years) contracts. The systems provided include hardware, software, consumable supplies (such as ribbons, blank or preprinted card materials, and laminates), and on-going support necessary for a “turnkey” solution. They typically involve custom software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all assets associated with the system and are responsible for maintaining the system over the contractual period. A digital driver license issuance system typically captures images (photo and signature) and demographic information, validates applicant identity, produces the actual driver license or ID (either at the point of service or at a central production facility operated by us), provides or delivers the finished driver license or other ID to the individual licensee, stores the images and associated data in a database, and communicates with the issuer’s other systems for completion of processing of the driver license applicants.

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

In the third quarter of 2006, we introduced two new products—our Digimarc Biometric Identification solution and Digimarc Document Inspector. The Digimarc Biometric Identification solution enables the comparison of driver license applicant portraits against a driver license issuing agency’s image database to uncover possible fraudulent duplicates—and to help ensure that driver licenses are only issued to legitimate applicants. Digimarc Document Inspector is a software application that works with a variety of scanning devices to facilitate the inspection of driver licenses and other government-issued citizen IDs. This product can be used by driver license and ID issuers, law enforcement, the Transportation Security Administration (part of the U.S. Department of Homeland Security), border crossing agents, retailers and others to enable reliable authentication of driver licenses and IDs.

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

Our business partners include Activated Content Corporation, AquaMobile, Cinea, Inc., a subsidiary of Dolby Laboratories, Inc., GCS Research LLC, MediaGrid, Mobile Data Systems, Inc., Nielsen Media Research, Inc., Royal Philips, Signum Technologies Limited, Thomson Multimedia, S.A., Verance Corporation, Verimatrix, Inc. and VCP (an affiliate of VEIL Interactive Technologies).

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

Stock-Based Compensation:   On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under SFAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Results of Operations

The following table presents our condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Service	84%	84%	83%	84%
Product and subscription	16	16	17	16
Total revenue	100	100	100	100
Cost of revenue:
Service	57	57	60	58
Product and subscription	6	7	7	7
Total cost of revenue	63	64	67	65
Gross profit	37	36	33	35
Operating expenses:
Sales and marketing	13	16	16	16
Research, development and engineering	8	12	11	13
General and administrative	13	18	16	21
Amortization of intangibles	2	4	2	4
Intellectual property	2	2	2	2
Restructuring charges, net	0	0	1	0
Total operating expenses	38	52	48	56
Operating income (loss)	(1)	(16)	(15)	(21)
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	1	0	0	0
Total other income, net	2	1	1	1
Income (loss) before provision for income taxes	1	(15)	(14)	(20)
Provision for income taxes	0	(1)	0	0
Net income (loss)	1%	(16)%	(14)%	(20)%

During the last half of 2005 and continuing during 2006, the Company initiated productivity improvement measures and began to reduce fixed costs in our efforts to achieve profitability. During the second quarter of 2006 we accelerated those activities significantly, including a reduction of our workforce by nearly 20% since the beginning of 2006. Overall, our workforce has been reduced by over 30% since the last half of 2005 and our actions included the redeployment and reallocation of resources to align with our operating strategies. The discussion and analysis of our operations presented below reflects the improvement in the operating results for the three- and nine-month periods ended September 30, 2006 as compared to the corresponding three- and nine-month periods ended September 30, 2005.

Revenue

	ThreeMonths Ended		Dollar	Percent	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Revenue:
Service	$22,414	$22,372	$42	<1%	$65,223	$63,584	$1,639	3%
Product and subscription	4,319	4,409	(90)	(2)%	13,610	12,329	1,281	10%
Total	$26,733	$26,781	$(48)	<(1)%	$78,833	$75,913	$2,920	4%
Revenue (as % of total revenue):
Service	84%	84%			83%	84%
Product and subscription	16%	16%			17%	16%
Total	100%	100%			100%	100%

Service.   Service revenue consists primarily of card production on a price-per-card basis, software development services, and hardware and software maintenance. The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements. Service revenue is an umbrella category consisting of both service revenue and contract-based service revenue. The distinction between these two subcategories is that service revenue is generated from long-term identification and driver license production contracts, while contract-based service revenue is generated from other time-and-materials service contracts.

Service revenue slightly increased for the three-month period ended September 30, 2006 compared to the corresponding three-month period ended September 30, 2005 primarily due to increased program work from the consortium of central banks, offset by decreased card issuance revenue from our Mexico voter identification program due to a slower than anticipated ramp up after the national elections. The increase in revenue for the nine-month period ended September 30, 2006 compared to the corresponding nine-month period ended September 30, 2005 resulted primarily from increased production for certain programs that reached full production in 2006 including Florida, Alabama, Haiti and Latvia, offset by decreased revenue from the Mexico program.

In addition, we have observed seasonality in our service revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We expect our service revenue results in the fourth quarter of 2006 to be consistent with this pattern of seasonality.

Product and subscription.   Product revenue consists primarily of the sale of equipment and consumables related to identification card production systems and software licenses that are variable in nature and occur from time to time. Subscription revenue consists primarily of royalty revenue from our intellectual property licenses and the sale of our web-based subscriptions related to various software products, both of which are more recurring in nature.

Product and subscription revenue slightly decreased for the three-month period ended September 30, 2006 compared to the corresponding three-month period ended September 30, 2005 primarily due to a product sale to an international customer in 2005, offset by increased product sales to several State programs. The increase in revenue between the nine-month period ended September 30, 2006 and the corresponding nine-month period ended September 30, 2005 resulted primarily from the addition of a large international program with Yemen, which was offset by decreased domestic revenue due to lower product sales to certain domestic customers in 2006.

Backlog.   Based on projected driver license production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of September 30, 2006 will generate more than $255 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect approximately $22 million of this amount to be recognized as revenue during the remainder of 2006. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed.

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

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. For example, the three-month period ended September 30, 2006 had a high level of bid awards, and as a result we have increased our backlog during the quarter from competitive bid wins. Over the next year or so, we anticipate several States to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another example is our variable revenue model. From time to time we have sales to our customers that are not characteristic of our price-per-card model, but instead included hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

Revenue by Geography

	Three Months Ended		Dollar	Percent	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$22,508	$21,273	$1,235	6%	$63,815	$61,342	$2,473	4%
International	4,225	5,508	(1,283)	(23)%	15,018	14,571	447	3%
Total	$26,733	$26,781	$(48)	<(1)%	$78,833	$75,913	$2,920	4%
Revenue (as % of total revenue):
Domestic	84%	79%			81%	81%
International	16%	21%			19%	19%
Total	100%	100%			100%	100%

The increase in domestic revenue for the three-month period ended September 30, 2006 as compared to the corresponding three-month period ended September 30, 2005 resulted primarily from increased product sales to various States. The increase in revenue for the nine-month period ended September 30, 2006 as compared to the corresponding nine-month period ended September 30, 2005 was due primarily to increased revenue from the Florida and Alabama programs as they reached full production levels, offset by lower production revenues in certain States that occur from time to time.

The decrease in international revenue for the three-month period ended September 30, 2006 compared to the corresponding three-month period ended September 30, 2005 was due primarily to a slower than anticipated ramp up of our Mexico program after the national elections and a product sale to another international customer 2005. The increase in international revenue for the nine-month period ended September 30, 2006 as compared to the corresponding nine-month period ended September 30, 2005 was due primarily to increased revenue from Yemen, Haiti and Latvia programs that were non-recurring in nature and were either delivered or achieved full production in early 2006, offset by reduced revenue from our Mexico program.

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

Cost of Revenue

	Three Months Ended		Dollar	Percent	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Cost of Revenue:
Service	$15,138	$15,253	$(115)	(1)%	$47,239	$44,448	$2,791	6%
Product and subscription	1,581	1,790	(209)	(12)%	5,805	5,232	573	11%
Total	$16,719	$17,043	$(324)	(2)%	$53,044	$49,680	$3,364	7%
Cost of Revenue (as % of related revenue components):
Service	68%	68%			72%	70%
Product and subscription	37%	41%			43%	42%

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

Cost of service revenue slightly decreased for the three-month period ended September 30, 2006 compared to the corresponding three-month period ended September 30, 2005 primarily due to:

•       decreased program costs related to cost reduction initiatives of $1.1 million, offset by

•       redeployment of resources to program activities of $0.5 million as part our restructuring initiative undertaken throughout the current year, and

•       increased allocated infrastructure and centralized costs of $0.3 million primarily due to system upgrades and enhancements in our information technology operations.

Cost of service revenue increased for the nine-month period ended September 30, 2006 compared to the corresponding nine-month period ended September 30, 2005 primarily due to the increased support cost of $3.2 million. During the first two quarters of the fiscal year the Company allocated additional resources to fixing and improving existing programs and experienced delays in initiation of certain capital projects. As a result, support costs increased and fewer expenditures were capitalized to the balance sheet.

Product and subscription.   Cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue slightly decreased for the three-month period ended September 30, 2006 compared to the corresponding three-month period ended September 30, 2005 primarily due to decreased variable costs of $0.2 million related to hardware and consumable sales.

Cost of product and subscription revenue increased for the nine-month period ended September 30, 2006 compared to the corresponding nine-month period ended September 30, 2005 primarily due to:

•                  increased international material costs of $0.8 million, offset by

•                  lower domestic material costs of $0.4 million related to hardware and consumable sales.

The costs components included in our cost of revenue are comprised of three categories as described below:

Cost of Revenue Components

	Three Months Ended		Dollar	Percent	Nine Months Ended		Dollar	Percent
	September 30,		Increase	Increase	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Cost of revenue:
Variable	$7,295	$6,877	$418	6%	$22,066	$21,008	$1,058	5%
Fixed field support and manufacturing	6,754	6,371	383	6%	23,092	18,908	4,184	22%
Program depreciation	2,670	3,795	(1,125)	(30)%	7,886	9,764	(1,878)	(19)%
Total	$16,719	$17,043	$(324)	(2)%	$53,044	$49,680	$3,364	7%
Cost of revenue (as % of total revenue):
Variable	28%	26%			28%	27%
Fixed field support and manufacturing	25%	24%			29%	25%
Program depreciation	10%	14%			10%	13%
Total	63%	64%			67%	65%

Variable costs include the price of materials and labor to produce an identification card, direct costs of hardware and software delivered and other costs that are variable in nature. The changes in variable costs as a percentage are primarily due to a sales mix that included lower margin sales of hardware and consumable products that occur from time to time, partially offset by pricing improvement with vendors and improved yields during the manufacturing process.

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

Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the useful lives of the assets to which the costs relate. Program depreciation decreased in relation to the other components of cost of revenue primarily due to the change in the estimated useful lives of program-related fixed assets. Through December 31, 2005, we depreciated program fixed assets that were specifically used to provide services under long term contracts over the shorter of the original contract term or estimated useful life. Starting January 1, 2006, we changed our policy for depreciating these assets to the shorter of the original contract term plus 2.75 years or estimated useful life. This change in estimate was supported by analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms. Since contract-specific program assets are tracked on a contract basis, the findings that the contract life is routinely significantly longer than the original contract term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the contract-related assets’ useful life was longer than the original term of the contract. Given the findings of the analysis, we concluded that it was appropriate to change the estimated useful lives so that contract specific assets were being depreciated over our most accurate estimate. In addition, the change in useful lives would conservatively achieve a better matching of the utility of these assets with the resulting revenues.

The following table shows the effect of this policy of reducing depreciation expense in 2006 for assets in place at December 31, 2005, as well as the expected effect in the future periods specified:

	Q1 2006	Q2 2006	Q3 2006	Q4 2006	2006	2007
	(in 000’S)
Previous estimated depreciation	$4,540	$4,464	$4,177	$4,199	$17,380	$16,067
Updated estimated depreciation	2,394	2,369	2,315	2,298	9,376	9,787
Reduction in depreciation expense	$2,146	$2,095	$1,862	$1,901	$8,004	$6,280

The change in estimating the useful lives of program-related fixed assets would have the effect of reducing depreciation expense by $1,862 and $6,103 for the three- and nine-month periods ended September 30, 2006, respectively. This reduction in depreciation would increase basic and diluted earnings per share by $0.09 and $0.30 for the three- and nine-month periods ended September 30, 2006, respectively. Given that the depreciation expense attributed to contract-specific assets is included in cost of revenue, the decrease in depreciation expense will cause gross margins to increase by the amount of the reduction in depreciation expense.

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

Gross Profit

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Gross Profit:

Service	$7,276	$7,119	$157	2%	$17,984	$19,136	$(1,152)	(6)%
Product and subscription	2,738	2,619	119	5%	7,805	7,097	708	10%
Total	$10,014	$9,738	$276	3%	$25,789	$26,233	$(444)	(2)%
Gross Profit (as % of related revenue components):
Service	32%	32%			28%	30%
Product and subscription	63%	59%			57%	58%
Total	37%	36%			33%	35%

Overall gross profit as a percentage of revenue was 37% and 33%, respectively, for the three- and nine-month periods ended September 30, 2006, compared to 36% and 35% for the three- and nine-month periods ended September 30, 2005. The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the three- and nine-month periods ended September 30, 2006 as compared to the three- and nine-month periods ended September 30, 2005 was primarily due to the reasons described above under the “Cost of Revenue” section.

Operating Expenses

Sales and marketing

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Sales and marketing	$3,440	$4,295	$(855)	(20)%	$12,664	$11,961	$703	6%
Sales and marketing (as % of total revenue)	13%	16%			16%	16%

Sales and marketing expenses consist primarily of compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers, as well as recruiting, travel, market research, costs associated with marketing programs, such as trade shows, public relations and new product launches, and charges for infrastructure and centralized costs.

The decrease in sales and marketing expense for the three-month period ended September 30, 2006, as compared to the corresponding three-month period ended September 30, 2005, resulted primarily from:

•       decreased employee compensation-related expenses of $0.6 million as part of the restructuring initiative,

•       decreased other sales and marketing administration costs of $0.2 million related to cost cutting initiatives, offset by

•       increased costs related to tradeshows, advertising, consulting fees and event sponsorship of $0.2 million.

The increase in sales and marketing expense for the nine-month period ended September 30, 2006, as compared to the corresponding nine-month period ended September 30, 2005, resulted primarily from:

•       increased costs related to tradeshows, advertising, consulting fees and event sponsorship of $0.5 million, and

•       increased stock option expense of $0.4 million.

Research, development and engineering

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Research, development and engineering	$2,158	$3,199	$(1,041)	(33)%	$8,388	$9,535	$(1,147)	(12)%
Research, development and engineering (as % of total revenue)	8%	12%			11%	13%

Research, development and engineering expenses consist primarily of compensation, benefits and related costs of software developers and quality assurance personnel and payments to outside contractors, the purchase of materials and services for product development, primarily in the card systems area, and charges for infrastructure and centralized costs.

The decrease for the three-month period ended September 30, 2006, as compared to the corresponding three-month period ended September 30, 2005, resulted primarily from decreased employee compensation-related expenses of $0.9 million as part of the restructuring initiative.

The decrease for the nine-month period ended September 30, 2006, as compared to the corresponding nine-month period ended September 30, 2005, resulted primarily from:

•       decreased employee compensation-related expenses of $1.2 million as part of the restructuring initiative, offset by

•       increased stock option expense of $0.3 million.

General and administrative

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
General and administrative	$3,684	$4,852	$(1,168)	(24)%	$13,066	$15,870	$(2,804)	(18)%
General and administrative (as % of total revenue)	13%	18%			16%	21%

The decrease for the three-month period ended September 30, 2006, as compared to the corresponding three-month period ended September 30, 2005, resulted primarily from:

•       decreased audit, consulting and legal fees of $0.8 million related to our audit and review, Sarbanes-Oxley audit, compliance and remediation efforts in 2005,

•       decreased other administration costs such as travel related expenses, supplies and insurance of $0.3 million related to cost cutting initiatives, offset by

•       increased stock option expense of $0.3 million.

The decrease for the nine-month period ended September 30, 2006, as compared to the corresponding nine-month period ended September 30, 2005, resulted primarily from:

•       decreased audit, consulting and legal fees of $2.5 million related to our audit and review, Sarbanes-Oxley audit, compliance and remediation efforts in 2005,

•       decreased other administration costs such as travel related expenses, supplies and insurance of $0.8 million related to cost cutting initiatives,

•       decreased reserves for bad debts of $0.2 million, offset by

•       increased stock option expense of $1.1 million.

Amortization of intangible assets

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Amortization of intangibles	$537	$1,147	$(610)	(53)%	$1,660	$3,297	$(1,637)	(50)%
Amortization of intangibles (as % of total revenue)	2%	4%			2%	4%

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

The decrease in amortization of intangible assets for the three- and nine-month periods ended September 30, 2006 compared to the corresponding three- and nine-month periods ended September 30, 2005 resulted primarily from extended amortization periods from contract extensions on several domestic customers and the increased amortization in 2005 related to a domestic customer who awarded their contract to a competitor. The intangible asset related to this customer was fully amortized by the fourth quarter of 2005.

Intellectual property

	Three Months Ended September 30		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Intellectual property	$460	$528	$(68)	(13)%	$1,372	$1,531	$(159)	(10)%
Intellectual property (as % of total revenue)	2%	2%			2%	2%

Intellectual property costs primarily consist of employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans, as well as costs associated with documenting, applying for, and maintaining patents.

The slight decrease in intellectual property expenses for the three-month period ended September 30, 2006, as compared to the corresponding three-month period ended September 30, 2005, resulted primarily from a decrease of $0.1 million in consulting fees paid to third-party agents and government fees related to patent and other intellectual property work.

The slight decrease in intellectual property expenses for the nine-month period ended September 30, 2006, as compared to the corresponding nine-month period ended September 30, 2005, resulted primarily from a decrease of $0.1 million related as part of the restructuring initiative.

Restructuring charges, net.

Nine Months Ended September 30,
2006
Cost of revenue	$159
Sales and marketing	93
Research, development and engineering	248
General and administrative	47
Total	$547

In the second quarter, we accelerated productivity improvement initiatives and significantly reduced fixed costs in order to facilitate our effort to achieve profitability. The reduction in fixed costs included reduction of our workforce by nearly 20% since the beginning of 2006. The restructuring charge for the nine-month period ended September 30, 2006 totaled $547, primarily due to employee severance and related costs. These restructuring charges were allocated out of the departments as noted above.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three- and nine-month periods ended September 30, 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements in the three- and nine-month periods ended September 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue	$76	$—	$214	$—
Sales and marketing	117	—	373	—
Research, development and engineering	71	—	261	—
General and administrative	434	153	1,408	355
Intellectual property	9	—	27	—
Total	$707	$153	$2,283	$355

We anticipate an additional $7.1 million in stock-based compensation expense through fiscal 2010 for awards outstanding as of September 30, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

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

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.5 and $1.2 million for the three- and nine-month periods ended September 30, 2006, respectively, compared to $0.2 and $0.7 million for the three- and nine-month periods ended September 30, 2005. The increase resulted primarily from higher interest earned on cash and investment balances, which was partially offset by higher interest expense related to capitalized leases. In addition, we experienced a foreign currency translation gain of approximately $0.2 million in connection with the consolidation of our international subsidiaries.

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. We have recorded a full valuation allowance against our net deferred tax assets at September 30, 2006 due to the uncertainty of realization of the Company’s net operating losses, both domestic and foreign, and including those generated in the current period. We will continue to evaluate the realizability of our net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents, restricted cash, and short-term investments of $31.2 million, representing a decrease of approximately $0.8 million from $32.0 million at December 31, 2005. The decrease primarily resulted from the increase in restricted cash due to a large number of performance bond renewals on various government contracts and the capital investments in new program implementations, including the purchase of fixed assets. As of September 30, 2006, $9.9 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at September 30, 2006 was $24.4 million, compared to working capital of $31.4 million at December 31, 2005. The decrease in working capital resulted primarily from investments made in new programs and infrastructure assets, and to a lesser extent the change in restricted cash discussed above.

The $3.7 million of cash provided by operations for the nine-months ended September 30, 2006 compares favorably to the $4.6 million of cash used in operations for the nine-months ended September 30, 2005. The components of operating cash flows were:

	Nine Months Ended September 30,
	2006	2005
Net loss	$(10,828)	$(15,565)
Non-cash items	13,419	14,312
Changes in operating assets and liabilities	1,087	(3,358)
Net cash provided by (used in) operating activities	$3,678	$(4,611)

The major changes in the non-cash charges related to:

•       decreases in depreciation and amortization from $14.0 million to $11.6 million primarily related to the change in estimated useful lives of our program assets, and

•       increase in stock-based compensation expense from $0.4 million to $2.3 million primarily related to the implementation of FAS 123R.

The major changes in the operating assets and liabilities for the nine-month period ended September 30, 2006 primarily related to:

•       increase in deferred revenue of $2.3 million related in an increased backlog of future revenues, and

•       decreases of $0.9 million in accounts receivable and $1.4 million in inventory, net reflecting improved asset management while increasing revenues, offset by

•       increase in restricted cash of $2.7 million associated with renewals of our performance bonds for our major state programs, and

•       decrease in accounts payable of $1.9 million reflecting lower level of operating expenses and inventory during 2006.

The major changes in operating assets and liabilities for the nine-month period ended September 30, 2005 primarily reflect higher operating expenses.

The $7.2 million of cash used in investing activities for the nine-month period ended September 30, 2006 primarily related to $0.3 million in net purchase of short-term investments and $6.9 million for the purchase of property and equipment, including capitalization of labor costs of $2.6 million. The $6.1 million of cash provided by investing activities for the nine-months ended September 30, 2005 primarily related to $18.8 million in net sale or maturity of short-term investments partially offset by $12.7 million for the purchase of property and equipment, including capitalization of labor costs.

The $0.2 million of cash used in financing activities for the nine-month periods ended September 30, 2006 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock. The $0.1 million of cash used in financing activities for the nine-month period ended September 30, 2005 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $7.3 million as of September 30, 2006, and are payable in monthly installments through October 2010. Our obligations under non-cancelable capital leases, which totaled $0.8 million as of September 30, 2006, are payable in monthly installments through April 2009.

Many of our secure identity management contracts have significant capital requirements. The general industry model for supplying driver license issuance systems to State driver license issuers is for the system supplier to develop and install the issuance system using the supplier’s capital and to charge the customer on a per-card issued basis. As a result, during times of substantial competitive wins and/or substantial system upgrades, the Company may experience significant working capital needs that may exceed cash flow from operations. To date, the Company has relied upon cash reserves to fund such expenditures.

We have driver license contracts with various States that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $14 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, the Company will adjust the financial statements if needed to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The bulletin provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretive bulletin to have a material effect on the Company’s financial statements.

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

Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of September 30, 2006 was $98.8 million. In order to attain sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of new financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to regain and/or sustain profitability.

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

In the second half of 2005 and the first half of 2006, we made significant reductions in our workforce as part of our efforts to reach quarterly profitability in the second half of 2006 or early in 2007. These reductions did not impede our ability to meet demand because they were accompanied by improvements in our internal business processes and coincided with a period of relatively low bid activity with respect to development and deployment of new systems. We believe that this decrease in bid activity is temporary and that the U.S. driver license market will demonstrate increased demand in future periods. Our current reduced staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. Similarly, without the continued contributions of our key finance personnel, we believe that our ability to meet our reporting obligations and operate successfully as a public company may be limited. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. In addition, these circumstances may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. In addition, our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

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

As international customers have accounted for approximately 16% of our total revenue during the quarter ended September 30, 2006, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could lower our profitability and slow our growth.

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

We have invested significant time and resources in product development activities for new secure identification markets, including designing and developing numerous enhancements to our driver license systems and improving our cards’ ability to withstand intrusions or alterations without detection. At present, our new products include Digimarc Camera Tower, Digimarc Capture Software, Digimarc Image Server, Digimarc ID Validation Suite (IDVS), Digimarc IDMarc, Digimarc Biometric Identification solution and Digimarc Document Inspector. If we do not experience a timely, positive reaction from issuing authorities to our new offerings, our projected revenues, margins and earnings may be negatively impacted.

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

We currently are engaged in litigation relating to the initial public offering of our securities, in addition to the class actions filed against us in connection with our previously announced accounting errors. Such litigation is expensive and lengthy. These matters are discussed in greater detail in Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and in Note 5 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have incurred significant costs relating to these matters. Due to the inherent uncertainties of such litigation, the ultimate cost and outcome cannot be predicted.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION.

Item 1.                        Legal Proceedings.

Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company’s restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company’s operations and prospects. On August 4, 2006, the court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. Plaintiffs have filed a notice of appeal. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006.

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

We are subject, from time to time, to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that, as of September 30, 2006, the final disposition of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 5                           Other Information.

Executive Compensation

On November 2, 2006, our Board of Directors approved payment of a $100,000 aggregate bonus to our named executive officers as an award for achieving profitability during the third quarter.  A second $100,000 aggregate bonus has been approved and will be awarded to our named executive officers if we are profitable during the fourth quarter of 2006. The third quarter bonus was allocated as follows (in dollars):

Name and Principal Positions	Third Quarter Bonus
Bruce Davis, Chief Executive Officer and Chairman of the Board of Directors	$32,489
Robert Eckel, President, Government Programs	14,240
Michael McConnell, Chief Financial Officer and Treasurer	13,713
J. Scott Carr, Executive Vice President	13,186
Robert P. Chamness, Chief Legal Officer and Secretary	13,186
Reed Stager, Executive Vice President	13,186
$100,000

Item 6.                        Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: November 7, 2006	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
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