Form 10-K
period 2006-12-31
DIGIMARC CORP
filed 2007-03-08
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(503) 469-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: NONE

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2006), was approximately $127 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of January 31, 2007, there were 21,342,330 shares of the registrant’s common stock outstanding.

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

ITEM 1:               BUSINESS

Overview

Digimarc Corporation (“Digimarc,” “the Company,” “our” or “we”) is a leading supplier of secure identity solutions and digital watermarking technology for use in media management. Our solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, deter counterfeiting and piracy and support new digital media distribution models that provide consumers with more choice and access to media content. Our mission is two-fold:

•       Foster large-scale adoption of digital watermarking solutions licensed under the Company’s intellectual property; and

•       Be the most desired profitable supplier of driver license issuance systems.

We issue more than 60 million identification documents (“IDs”) annually and are the leading supplier of government-issued citizen IDs in North America, including supplying systems that produce more than two-thirds of all driver licenses issued in the United States (the “U.S.”). We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music, television, and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

Digital watermarking is a strategic component of nearly all of our product offerings. We provide solutions based on this technology directly and through our licensees. Digital watermarking has already proven to be a powerful differentiator in banknote security, giving rise to our long-term relationship with a consortium of leading Central Banks and many leading companies in the information technology industry. We are working to achieve a similar success in secure identity management systems. We anticipate that by the end of 2007 more than one out of  two driver licenses then in production in the U.S. will carry digital watermarks as a means to provide cross-jurisdictional machine authentication. In addition, Digimarc and its licensees have successfully propagated digital watermarking in music, movies, television and radio broadcasts, images and printed materials. Digital watermarks have been used in these applications to provide improved media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content, and enhance consumer experiences.

Our principal administrative, marketing, research, and intellectual property development facility is located in Beaverton, Oregon. Our secure ID systems business is headquartered in Burlington, Massachusetts, and our logistics center is in Fort Wayne, Indiana.

The substantial majority of our revenue is generated pursuant to long-term contracts with government agencies—primarily U.S. state government agencies responsible for driver license issuance, a consortium of leading Central Banks, and national governments of a number of countries. These customers rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners. Our licensing business is built upon our extensive patent portfolio, which contains 300 issued U.S. patents as of December 31, 2006. Private sector media and entertainment industry customers use secure media management solutions from the Company and its business partners to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from personal computers and mobile devices. We expect that patent licensing will continue to contribute most of our revenues from non-government customers for the foreseeable future.

Financial information about geographic areas is incorporated by reference to Note 7 of our consolidated financial statements.

History

Digimarc was incorporated in 1995. The Company was founded to commercialize a signal processing innovation known as “digital watermarking.” Digital watermarking is a technology that allows our customers to infuse digital data into any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of this digital data enables a wide range of improvements in security and media management, and enables new business models for distribution and consumption of media content. We use digital watermarking as a differentiator in nearly all of our product offerings and to increase value to our customers.

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

On the heels of 9/11, we realized that our expertise in security printing and digital imaging technologies and systems placed us in a position to understand both the digital threats to identity management credentials and the environment and concerns of the issuers of these credentials. In late 2001, we acquired the Large Government Programs business unit of Polaroid Corporation (“Polaroid”). The primary focus of this business is the production of driver licenses and other IDs issued by government agencies. The acquired assets included all relevant software, hardware, services, materials science and distribution assets of Polaroid’s government-issued photo identification business.

In this strategic acquisition, we saw a unique opportunity to assist in efforts to deter identity theft and fraud and thereby enhance transportation safety and Homeland Security through the combination of a new layer of security using our digital watermarking technology and Polaroid’s expertise in secure ID solutions. The resulting business has over 50 years of experience in the delivery and operation of secure ID issuance systems, has produced more than 2 billion issued IDs, and has guided customers through numerous major upgrades and technology migrations in ID security. We are the leader in deploying new solutions to meet driver license security and related service challenges. This includes being first to:

•       produce driver licenses with digital portraits,

•       deploy facial recognition and State-wide fingerprint matching in 1995 and 1996,

•       introduce market leading security features, including digital watermarking, Kinegrams, and secure card materials,

•       produce driver licenses in secure, networked central issuance factories,

•       offer driver license renewal by Internet, and

•       offer a comprehensive and modular ID validation and archiving suite to address recently enacted Federal legislation, such as the federal legislation passed in May 2005 known as the REAL ID Act (the “REAL ID Act”). The Real ID Act imposes certain federal requirements for State-issued driver licenses. These requirements will increase the security of driver licenses, require validation of applicants prior to issuance, and mandate certain changes in business processes relating to security and the sharing and storage of data.

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

Customers and Business Partners

The substantial majority of our revenue is derived from long-term contracts with government agencies, primarily State driver license issuers, a consortium of leading Central Banks, and governments of various foreign countries and provinces. The retention rate for our driver license customers is high. The Company’s contract with the Central Bank consortium is in its eighth year. The contract is in the second year of a 5-year extension and provides for two additional 3-year extensions that the Company expects will be exercised.

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

Secure ID Solutions

As the leading provider of government-issued secure IDs in North America, our systems produce more than 60 million driver licenses and other secure personal IDs per year. Approximately two-thirds of the U.S. States and many foreign governments, including Russia, Latvia, Mexico, Ghana and four Canadian provinces, use Digimarc secure ID solutions to issue credentials to citizens. In North America, we are generally a prime contractor, providing full issuance systems to Federal, State, and Provincial departments of motor vehicles or other government issuing authorities. Our North American driver license issuance systems vary from jurisdiction to jurisdiction. These systems are typically provided under long-term (normally five or more years) contracts. The systems provided include hardware, software, consumable supplies (such as ribbons, blank or preprinted card materials, and laminates), and on-going support necessary for a “turnkey” solution. They typically involve custom software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all equipment, software and consumables associated with the system and are responsible for maintaining the system over the contractual period.

Digimarc offers solutions that span the entire secure ID lifecycle, including enrollment, production, secure credential designs, and post issuance inspection. The goals of the process are to:

•       Verify the true identity of applicants for licenses and ID cards;

•       Verify the authenticity of information and documents submitted as proof of identity;

•       Verify the authenticity of information presented as proof of residency;

•       Issue secure IDs that deter counterfeiting;

•       Detect and facilitate investigation and prosecution of identity theft and fraud;

•       Secure the issuance process from internal and supply chain fraud; and

•       Provide multiple perspectives—see, feel, machine validate—to the end-users of issued IDs, including the police, merchants, border crossing staff, employers, government agencies, and financial institutions.

Digimarc’s strategy regarding the anticipated opportunities relating to the REAL ID Act is to provide solutions that embody the key elements of the REAL ID Act: identity verification; document scanning and archiving; individual background checking; data and image sharing; and migration to and production of REAL ID Act compliant driver license documents. These solutions are available to customers as upgrades or complete issuance systems. Digimarc will also offer the States program management assistance to safely migrate to REAL ID Act compliance.

Media and Entertainment

We license our technology and patents and otherwise foster development of the market for digital watermarking-based solutions for commercial as well as governmental uses. These licenses primarily involve use of our technology and patents in the media and entertainment area. Commercial customers use secure media solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

•       deter piracy and illegal use of movies, music and images;

•       protect entertainment content from copyright infringement;

•       track and monitor entertainment content for rights usage and licensing compliance;

•       monitor advertisements to verify ad placement and measure return on investment; and

•       enable fair and legitimate use of content by consumers.

Our business partners include Activated Content Corporation, AquaMobile, Cinea, Inc., a subsidiary of Dolby Laboratories, Inc., GCS Research LLC, MediaGrid, Mobile Data Systems, Inc., Nielsen, Royal Philips, Signum Technologies Limited, Thomson Multimedia, S.A., USA Video, Verance Corporation, Verimatrix, Inc. and VCP (an affiliate of VEIL Interactive Technologies). Although each partner addresses particular customer needs, as a whole these partners are propagating digital watermarking in music, movies, images, and television and radio as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

Technology and Intellectual Property

The Company uses intellectual property (“IP”) to differentiate its products and technologies, mitigate infringement risk, and develop opportunities for licensing. Licensing of our digital watermarking and related technologies is supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures.

Most of our patents relate to various methods for embedding digital information in video, audio, and images, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The message generally survives most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking, with 300 U.S. and 70 foreign issued patents and more than 500 U.S. and foreign patent applications on file as of December 31, 2006 in the areas of digital watermarking, personal identification, and related technologies. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks. We continue to develop and broaden our portfolio of patented technologies, including digital watermarking and related applications and systems, and other technologies related to secure ID systems. For ID systems-related technologies, the focus of patent development has been in the areas of imaging and printing systems, card architecture and materials, and security features. Some patents relate to future product offerings or related technologies like smart cards, laser engraving and alternative card systems.

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

Markets

Government

We believe that the U.S. driver license market will continue to grow as a result of broadening use of the driver license as a secure credential beyond its traditional role as evidence of competence to drive a motor vehicle; technological innovation; desire among issuers to improve security and efficiency; and new governmental regulations such as the REAL ID Act. We anticipate that these regulations may result in substantial system upgrades by our customers.

Final rules under the REAL ID Act have not yet been promulgated. As result, no significant funding has occurred under the Real ID Act, and the Federal grant process under the REAL ID Act has not yet begun. The Department of Homeland Security published draft regulations in the form of a Notice of Proposed Rulemaking on March 1, 2007. Final rules are not expected until the late spring of 2007, at the earliest.

We believe that many aspects of our driver license issuance solutions have value in other forms of credentials and secure personal identification systems. As the global market for secure personal identification solutions develops, we believe that our position as the leading supplier of government-issued citizen IDs in North America and our extensive investments in research and development provide a good foundation for participation in the global market for government programs establishing the identities of citizens and issuing associated credentials.

An example of such a potential opportunity is in the market for smart cards. We anticipate that the Western Hemisphere Travel Initiative will require that all U.S. citizens returning from outside the U.S. present either a passport or a new border PASS Card. The Federal government is currently expected to require a Radio-frequency identification (RFID) chip in each Pass Card.  In other applications, the Federal government has been advancing worker identification using smart cards. In response to these moves, we recently announced a smart card option for our driver license solution, which would allow the driver license to contain an optional smart card chip to act as a border PASS Card substitute. We stand ready to provide either our traditional range of secure ID offerings, or smart cards, as driven by customer demand and adoption. We believe that these activities will position us to serve any emerging smart card needs among driver license issuers. In addition, we will continue to look for opportunities to participate in smart card ID programs in Europe and other parts of the world where smart cards are more widely used.

Commercial

Our digital watermarking technology is used in various products and solutions affecting a variety of media objects, from movies and music, to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as:

•       counterfeiting and piracy deterrence,

•       media identification and management,

•       authentication and monitoring,

•       linking to networks,

•       and enhanced services in support of mobile commerce.

We believe the market for digital watermarking applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services, and technologies.

Competition

Digimarc competes for government business with system integrators, biometrics suppliers, security printers, card manufacturers, and smart card and other security technology suppliers, including companies like L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) (biometrics), Unisys (system integration) and De La Rue (security printer). Each of these companies is a supplier to U.S. driver license issuers. As U.S. driver licenses gain utility as general credentials and the Federal government is demanding higher security and a certain amount of standardization, competition may increase. For instance, certain aspects of the REAL ID Act may expedite an existing trend toward central issuance of driver licenses. Although the Company is proficient at central issuance, the possible acceleration of this trend could draw new competition from classic security printers such as Canadian Banknote (CBN) and Giesieke & Devrient (G&D).

The possibility of including smart card technologies in driver licenses is generating a great deal of public debate. The smart card industry is generally driven by European chip manufacturers such as Infineon and Gemalto. While successful in bank cards, mobile phone SIMs and phone cards, smart cards have only recently begun to gain distribution as government-issued credentials. The U.S. government is a strong advocate. Federal identity standards are embracing smart cards for the military, transportation workers, and government employees and contractors, and new “ePassports” will carry a portrait in an on-book chip. Despite considerable investment by the federal government, we believe no States have attempted or even piloted smart card driver licenses. We understand that in recent years, at least two States have expressly considered and rejected smart card driver licenses. Emerging border control and Federal traveler programs are considering smart card concepts, but have not gained traction and face privacy issues. The Company anticipates that it will be prepared to support requirements from customers for smart card technology if, and when, such requirements arise.

The Company is seeing increased interest in the U.S. ID market from large systems integrators such as EDS, IBM Global Services, Accenture, and Bearing Point. Smaller application providers are also emerging as point-product competition, including Saber and Archon.

Internationally, Digimarc supplies credentialing systems, components or supplies to numerous foreign governments, including four Canadian provinces, Latvia, Mexico, Ghana and Russia. Competition in international markets, like in the U.S., comes from security printers, card producers, biometric companies and systems integrators, such as Sagem, De La Rue, Gemplus, Siemens Nixdorf, Unisys, and Hewlett Packard.

In media and entertainment, Digimarc and its business partners generally compete with application-specific alternative technologies for the security budget of the producers and distributors of the media objects. These alternatives include technologies and solutions based on encryption or on pattern recognition. The Company anticipates that its competitive position within certain markets may be affected by factors such as reluctance to adopt new technologies and, positively or negatively, by changes in government regulations.

Backlog

Backlog as of December 31, 2006 was approximately $250 million. We expect more than $85 million of this amount to be recognized as revenue during 2007. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2005 was approximately $230 million.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

Employees

At December 31, 2006, we had 422 full-time employees, including 59 in sales, marketing, technical support and customer support; 84 in research, development and engineering; 88 in finance, administration, information technology and legal; and 191 in field operations, manufacturing and supply chain. We also had 32 contract workers at December 31, 2006. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

ITEM 1B:      UNRESOLVED STAFF COMMENTS

None.

ITEM 2:               PROPERTIES

Our principal administrative, marketing, research, and intellectual property development facility is located in Beaverton, Oregon. Our secure ID systems business is headquartered in Burlington, Massachusetts, and our logistics center is in Fort Wayne, Indiana. Information about our office leases is set forth below.

	Square Feet	Expires
Beaverton, Oregon	46,000	August 2011
Burlington, Massachusetts	60,000	October 2010
Fort Wayne, Indiana	48,000	January 2010

We also lease sales and support offices in multiple locations throughout the United States and internationally.

ITEM 3:               LEGAL PROCEEDINGS

Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company’s restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company’s operations and prospects. On August 4, 2006, the court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal has been stayed pending the U.S. Supreme Court’s determination in another case of issues relating to the Private Securities Litigation Reform Act. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The schedule for submission of appellate briefs has not been set. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing was held on April 26, 2006, but the court has not yet rendered its decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. On December 5, 2006, the United States Court of Appeals for the Second Circuit issued a decision vacating the order of the United States District Court for the Southern District of New York that had granted class certification for the plaintiffs and remanded the matter for further proceedings. There can be no assurance that the proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and the recent decision of the Court of Appeals vacating the order granting class certification, the Company cannot accurately predict the ultimate outcome of the matter.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Our common stock is traded on The Nasdaq Global Market under the symbol “DMRC.” The closing price of our common stock on The Nasdaq Global Market was $9.52 as of January 31, 2007. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq National Market.

	Year Ended December 31,
	2006		2005
	High	Low	High	Low
First quarter	$8.00	$5.85	$9.79	$5.81
Second quarter	$7.76	$5.85	$6.40	$4.44
Third quarter	$8.45	$5.56	$7.34	$5.20
Fourth quarter	$9.75	$7.51	$6.95	$5.82

At February 28, 2007, there were 119 stockholders of record of our common stock, as shown in the records of our transfer agent.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

The following table sets forth information regarding the Company’s purchases of its equity securities during the quarter ended December 31, 2006, all of which were shares subject to restricted stock awards that we purchased from five of our executive officers to cover applicable tax withholding obligations when these awards vested.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
October 1, 2006 to
October 31, 2006	—	—	—	—
Month 2
November 1, 2006 to
November 30, 2006	—	—	—	—
Month 3
December 1, 2006 to
December 31, 2006	23,649	$8.79	—	—
Total.	23,649	$8.79	—	—

STOCK PERFORMANCE GRAPH

Not withstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate future filings, in whole or in part, the following graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such graph be incorporated by reference into any such filings, nor shall the following graph be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index, (ii) a peer group selected by the Company and (iii) the companies included in Standard Industrial Classification (“SIC”) Code 7373—computer Integrated Systems Design (the peer group used for purposes of the stock performance graph included in the proxy statement relating to our 2006 annual meeting of stockholders). The comparison assumes $100 was invested on December 31, 2001 in our common stock at the closing price on such date and in each of the other three indices at the closing price on such date and assumes reinvestment of any dividends. We have changed our peer group from the companies included in SIC Code 7373 to a peer group consisting of companies within the security software and government information technology industries. We believe that the companies in the latter group are more comparable to the Company in terms of line-of-business, market capitalization, revenues, and number of employees and, therefore, comprise a more appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

	Indexed Data
	Base
	Period	Year Ending December 31,
Company Name / Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06
DIGIMARC CORP	100	61.03	71.58	50.16	31.75	47.31
NASDAQ U.S INDEX	100	69.13	103.36	112.49	114.88	126.69
PEER GROUP	100	50.00	78.61	91.69	72.10	66.79
SIC GROUP	100	59.19	92.24	104.28	102.26	119.76

Companies included in the peer group index of the stock performance graph are as follows:
ACTIVIDENTITY CORP	ENTRUST INC	NIC INC
ALADDIN KNOWLEDGE SYS LTD	L-1 IDENTITY SOLUTIONS INC	RAE SYSTEMS INC
AMERICAN BK NT HOLOGRAPHICS	LASERCARD CORP	SAFENET INC
COGENT INC	MACROVISION CORP	SCM MICROSYSTEMS INC
COMPUDYNE CORP	MEDIALINK WORLDWIDE INC	TYLER TECHNOLOGIES INC
DTS INC	NCI INC	VERINT SYSTEMS INC
DYNAMICS RESEARCH CORP
Companies included in the SIC group index of the stock performance graph are as follows:
1MAGE SOFTWARE INC	F5 NETWORKS INC	NYFIX INC
3SI HOLDINGS INC	FAIR ISAAC CORP	PACKETEER INC
ACE COMM CORP	FIRST CONSULTING GROUP INC	PDF SOLUTIONS INC
ACS MOTION CONTROL LTD	FUJITSU LTD—ADR	PEROT SYSTEMS CORP
ALADDIN KNOWLEDGE SYS LTD	FUNDTECH LTD	PLANGRAPHICS INC
ALLIN CORP	FUTURELINK CORP	PRACTICEXPERT INC
ALTERNATE ENERGY CORP	GUARDIAN TECHNOLOGIES INTL	PRESCIENT APPLIED INTELLIGEN
AMERIRESOURCE TECHNLGIES INC	HALIFAX CORP	PSI CORP
APPLIED DIGITAL SOLUTIONS	HALO TECHNOLOGY HLDGS INC	QUALITY SYSTEMS INC
ARADYME CORP	HENRY (JACK) & ASSOCIATES	RADIANT SYSTEMS INC
AREL COMMUNICATIONS & SFTWR	IBSG INTERNATIONAL INC	REDBACK NETWORKS INC
ASA INTERNATIONAL LTD	IMAGEWARE SYSTEMS INC	S1 CORP
ASPYRA INC	IMERGENT INC	SABRE HOLDINGS CORP—CL A
AT ROAD INC	INFOTECH USA INC	SAFEGUARD SCIENTIFICS INC
AUTHENTIDATE HOLDING CORP	INTEGRAL SYSTEMS INC	SAFLINK CORP
AWARE INC	INTELLIGROUP INC	SEACHANGE INTERNATIONAL INC
BELL INDUSTRIES INC	INTERACTIVE GAMES INC	SECURE TECHNOLOGIES GROUP
BRAINTECH INC	INTERMOST CORP	SECURED SERVICES INC
BREAKAWAY SOLUTIONS INC	IPIX CORP	SECURELOGIC CORP
BROADVISION INC	ITA HOLDINGS INC	SENTO CORP
BVR SYSTEMS LTD	KANBAY INTERNATIONAL INC	SI INTERNATIONAL INC
CACI INTL INC—CL A	L-1 IDENTITY SOLUTIONS INC	SONUS NETWORKS INC
CAM COMM SOLUTIONS INC	LEVEL 3 COMMUNICATIONS INC	SPESCOM SOFTWARE INC
CERNER CORP	MANATRON INC	STREAMLINE HEALTH SOLUTIONS
CERTICOM CORP	MANHATTAN ASSOCIATES INC	SYNIVERSE HOLDINGS INC
CEYONIQ AG—ADR	MANTECH INTL CORP	SYS
COGENT INC	MEDCOM USA INC	TECHNOLOGY SOLUTIONS CO
COMPUTER PROGRAMS & SYSTEMS	MEDIWARE INFORMATION SYSTEMS	TELTRONICS INC
CSP INC	MENTOR GRAPHICS CORP	TRIMOL GROUP INC
DATALINK CORP	MERCURY COMPUTER SYSTEMS INC	TRIPLE P NV
DEALERADVANCE INC	MERGE TECHNOLOGIES INC	TROY GROUP INC
DIGITAL DESCRIPTOR SYS INC	MICROS SYSTEMS INC	TTI TEAM TELECOM INTL LTD
DIGITAL LIGHTHOUSE CORP	NAVTECH INC	TYLER TECHNOLOGIES INC
DYNAMICS RESEARCH CORP	NCI INC	UNISYS CORP
DYNTEK INC	NESS TECHNOLOGIES INC	USA VIDEO INTERACTIVE CORP
ECLIPSYS CORP	NESTOR INC	VERINT SYSTEMS INC
ELBIT SYSTEMS LTD	NETSCOUT SYSTEMS INC	VERSO TECHNOLOGIES INC
ELBIT VISION SYSTEMS LTD	NETSMART TECHNOLOGIES INC	VIRTUALSCOPICS INC
EMBARCADERO TECHNOLOGIES INC	NETWORK ENGINES INC	WIPRO LTD—ADR
EMERGE INTERACTIVE INC	NQL INC	WORLDGATE COMMUNICATIONS INC
EMTEC INC

ITEM 6:               SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2006, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in 000’S, except per share data)
Consolidated Statement of Operations Data:
Revenue	$104,247	$101,053	$92,947	$85,591	$86,617
Net income (loss)	$(11,740)	$(23,097)	$(9,022)	$175	$(8,689)
Net income (loss) per share—basic	$(0.57)	$(1.13)	$(0.44)	$0.01	$(0.50)
Net income (loss) per share—diluted	$(0.57)	$(1.13)	$(0.44)	$0.01	$(0.50)
Weighted average shares—basic	20,649	20,485	20,326	18,572	17,361
Weighted average shares—diluted	20,649	20,485	20,326	19,351	17,361

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in 000’S)
Consolidated Balance Sheet Data:
Total assets	134,631	140,239	163,287	161,153	132,467
Long-term obligations, net of current portion	6,230	3,009	3,104	2,006	488

	Year Ended December 31,
	2005	2004	2003	2002
	(in 000’S)
Long-term obligations, net of current portion, before	$969	$1,112	$1,286	$7
Deferred revenue, long-term	2,040	1,992	720	481
Long-term obligations, net of current portion, after	$3,009	$3,104	$2,006	$488

See Note 1 to the consolidated financial statements for information regarding the reclassification of long-term deferred revenue.

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

Overview

Digimarc is a leading supplier of secure identity solutions and digital watermarking technology for use in media management. Our solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, deter counterfeiting and piracy and support new digital media distribution models that provide consumers with more choice and access to media content.

The substantial majority of our revenue is generated pursuant to long-term contracts with government agencies—primarily U.S. state government agencies responsible for driver license issuance, a consortium of leading Central Banks, and national governments of a number of foreign countries. These customers rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes. The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners.

Secure ID Solutions

We issue more than 60 million IDs annually and are the leading supplier of government-issued citizen IDs in North America and produces more than two-thirds of all driver licenses issued in the U.S. Most of our U.S. revenue is generated through the issuance of State driver licenses and is paid in the form of a fixed price per credential issued. Our secure ID solutions typically include hardware (including specialized cameras, printers, personal computers and servers), software, consumable supplies (such as ribbons, blank or preprinted card materials and laminated and related consumables) and ongoing support services.

Seasonality.   We have observed seasonality in our U.S. driver license issuance revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of the seasonality of our revenues and straight line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins in the second and third quarters when our issuance revenues are higher and decreasing margins in the first and fourth quarters when our issuance revenues are typically lower, while having a neutral effect on a yearly basis.

International.   In international markets, where we provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we generally are responsible for delivering hardware, software, or consumables, and some degree of integration services to the prime contractor; whereas as a prime contractor, we are responsible for integrating all components of the system to the customer’s specifications.

International revenues are typically generated from sales of equipment and/or consumables to government agencies or their prime contractors. These sales may occur at irregular intervals, carry relatively low margins and cause variations in quarterly revenue and gross profit trends. We enter into low margin contracts and transactions from time to time to maintain market presence and build relationships with customers and business partners, as often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is less predictable than our service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year.

Backlog.   Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2006 will generate approximately $250 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $85 million of this amount to be recognized as revenue during 2007. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2005 was approximately $230 million.

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

•       Low bid activity,

•       Contracts with shorter contractual periods replacing contracts with longer contractual periods, and

•       The revenue model utilized for a particular customer (e.g., a “price-per-card” model with a large associated backlog vs. a “hardware and consumables” model with a small associated backlog).

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. For example, during the year ended December 31, 2006, we had a high level of awards and extensions, and as a result we have increased our backlog during the year. Over the next year or so, we anticipate several States to request bids or negotiate extensions on their driver license issuance system programs. This period of expected high bid and potential extension activity could lead to additional backlog if we are successful with our bids. Another example is our variable revenue model. From time to time we have sales to our customers that are not characteristic of our price-per-card model, but instead included hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There can be no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

Depreciation.   Starting January 1, 2006, we changed our policy for depreciating fixed assets that were specifically used to provide services under long-term contracts to the shorter of the original contract term plus 2.75 years or estimated useful life. Through December 31, 2005, we depreciated these assets over the shorter of the original contract term or estimated useful life. This change in estimate was supported by an analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms.

Since contract-specific program assets are tracked on a contract basis, the finding that contracts are routinely extended beyond the original term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the useful life of contract-related assets is generally longer than the original term of the contract. Given these findings, we concluded that it was appropriate to change the estimated useful lives of these assets for purposes of depreciation. In addition, the change in useful lives achieves a better matching of the utility of these assets with the resulting revenues. For the year ended December 31, 2006, we performed an updated analysis on contract specific assets which resulted in no change to our previous conclusions. We will continue to analyze the useful lives of contract specific assets in future periods. The financial impact of this change is discussed below in the Cost of Revenue.

Restructuring

During the last half of 2005 and continuing during 2006, the Company restructured it operations to improve productivity and reduce fixed costs. During the second quarter of 2006 we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce was reduced by over 30% since mid 2005. Our actions included the redeployment and reallocation of resources to better align with our operating strategies. The discussion and analysis of our operations presented below reflects the improvement in the operating results for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from professional services arrangements is generally determined based on time and material or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables, which is included in the balance of trade accounts receivable, net in the consolidated balance sheets.

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

Stock-based compensation:   On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under SFAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Results of Operations

The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2006	2005	2004
Revenue:
Service	82%	84%	80%
Product and subscription	18	16	20
Total revenue	100	100	100
Cost of revenue:
Service	58	61	51
Product and subscription	8	7	13
Total cost of revenue	66	68	64
Gross profit	34	32	36
Operating expenses:
Sales and marketing	15	16	14
Research, development and engineering	10	13	9
General and administrative	16	21	19
Amortization of intangibles	2	4	3
Intellectual property	2	2	2
Restructuring charges, net	1	—	—
Total operating expenses	46	56	47
Operating income (loss)	(12)	(24)	(11)
Other income (expense):
Interest income	1	1	1
Interest expense	—	—	—
Other	—	—	—
Total other income, net	1	1	1
Income (loss) before provision for income taxes	(11)	(23)	(10)
Provision for income taxes	—	—	—
Net income (loss)	(11)%	(23)%	(10)%

Years Ended December 31, 2006 and 2005

Revenue

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
		(in 000’S)
Revenue:
Service	$85,681	$84,691	$990	1%
Product and subscription	18,566	16,362	2,204	13%
Total	$104,247	$101,053	$3,194	3%
Revenue (as % of total revenue):
Service	82%	84%
Product and subscription	18%	16%
Total	100%	100%

Service.   Service revenue consists primarily of:

•        card production on a price-per-card basis,

•        software development services, and

•        hardware and software maintenance.

The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements.

Service revenue increased primarily due to increased program work from the consortium of central banks, increased production for certain programs that reached full production in 2006 including programs for state driver license issuers in Florida and Alabama. These increases in service revenue were offset by decreased revenue from the Mexico program due to a hiatus before national elections, changes in driver license renewal terms in California and Massachusetts, and the completion of our contract with West Virginia.

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

Product and subscription revenue increased primarily from the addition of three large international programs with Yemen, Ghana and Russia, related to either new ID programs or increased volume of consumable sales. The product and subscription revenue was offset by decreased revenue from certain domestic customers due to lower hardware sales in 2006.

Revenue by Geography

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in 000’S)
Revenue by geography:
Domestic	$83,161	$80,119	$3,042	4%
International	21,086	20,934	152	1%
Total	$104,247	$101,053	$3,194	3%
Revenue (as % of total revenue):
Domestic	80%	79%
International	20%	21%
Total	100%	100%

The increase in domestic revenue was primarily due to increased revenue from the state driver license issuers in Florida and Alabama as these programs reached full production levels, offset by lower production revenues in West Virginia, lower hardware sales in Ohio and certain other States that occurred as a result of normal fluctuations in issuance volumes that we may experience from time to time.

The slight increase in international revenue was primarily due to increased revenue from Yemen, Ghana and Russia related to either new ID programs or an increase in consumable sales. These increases are not expected to continue in a linear manner or recur at regular intervals. The increase in international revenue was offset by reduced revenue from our Mexico program due to a hiatus before national elections and decreased product sales to Honduras.

Cost of Revenue

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in 000’S)
Cost of Revenue:
Service	$60,817	$61,465	$(648)	(1)%
Product and subscription	7,952	6,707	1,245	19%
Total	$68,769	$68,172	$597	1%
Cost of Revenue (as % of related revenue components):
Service	71%	73%
Product and subscription	43%	41%

Service.   Cost of service revenue primarily includes:

•        costs of consumables used in delivering a service,

•        compensation for software developers, quality assurance personnel, product managers, field operations personnel, business development personnel and outside contractors,

•        depreciation charges for machinery, equipment and capitalized software,

•        deployment costs used specifically for service delivery,

•        provisions for obsolete and excess inventories,

•        travel costs directly attributable to service and development contracts,

•        stock based compensation expense, and

•        charges for infrastructure and centralized costs.

Cost of service revenue decreased primarily due to:

•        decreased depreciation expense, net of $3.4 million, as a result of the estimated decrease of $8.0 million attributable to the change in estimated useful lives of program assets as of December 31, 2005, as discussed below, offset by an increase of $4.6 million related to programs that were deployed in 2005 and for which we realized a full year of depreciation in 2006 and an increase in depreciation attributable to upgrades made to certain other programs,

•        decreased contract and temporary labor of $2.6 million as part of the cost cutting initiative where a number of contractors were converted to employees at lower average costs,

•        decreased other operating expenses such as small tools and repairs and maintenance of $0.7 million related to cost cutting initiatives, offset by

•        increased employee compensation-related expenses of $5.7 million resulting from:

•       converting contract labor to permanent labor at a lower average cost per person,

•       redeploying resources to program activities as part our restructuring initiative undertaken throughout the year,

•       allocating resources to fixing or improving existing programs, rather than to capital projects relating to the development of new programs, which occurred primarily during the first half of the year,

•       increase in stock option expense related to the adoption of SFAS 123(R) regarding stock-based compensation as discussed below, and

•        increased allocated infrastructure and centralized costs of $0.9 million primarily due to system upgrades and enhancements in our information technology operations.

Product and subscription.   Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue increased primarily due to:

•        increased direct consumable costs related to three international customers of $2.5 million, offset by

•        lower direct hardware costs related to a domestic customer of $1.8 million.

The costs components included in our cost of revenue are comprised of three categories as described below:

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in 000’S)
Cost of revenue:
Variable	$29,145	$28,083	$1,062	4%
Fixed field support and manufacturing	28,972	25,997	2,975	11%
Program depreciation	10,652	14,092	(3,440)	(24)%
Total	$68,769	$68,172	$597	1%
Cost of revenue (as % of total revenue):
Variable	28%	28%
Fixed field support and manufacturing	28%	26%
Program depreciation	10%	14%
Total	66%	68%

Variable costs include:

•        price of materials and labor to produce an identification card,

•        direct costs of hardware and software delivered, and

•        other costs that are variable in nature.

While the variable cost as a percentage of revenue remained the same, the increase in variable costs is primarily due to the increase in sales of consumables and product sales to our international customers.

Fixed field support and manufacturing includes:

•        field operations and support,

•        manufacturing,

•        supply chain costs, and

•        charges for infrastructure and centralized costs.

These costs are considered fixed with respect to supporting current contracts. As new contracts are entered into and delivered, the overall level of fixed costs increases. The increase in fixed costs are primarily due to newer contracts requiring additional headcount, as well as travel costs to support them. During the first two quarters of the fiscal year, we focused on improving certain existing programs and as a result fewer expenditures were capitalized to the balance sheet. As a result of these actions, fixed support costs increased. After improving the efficiencies in these programs, our fixed costs returned to more normal levels during the second half of the year.

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

The following table shows the effect of this policy of reducing depreciation expense in 2006 for assets in place at December 31, 2005, as well as the expected effect in the future periods specified:

	Q1 2006	Q2 2006	Q3 2006	Q4 2006	2006	2007	2008
	(in 000’S)
Previous estimated depreciation	$4,540	$4,464	$4,177	$4,199	$17,380	$16,067	$14,911
Updated estimated depreciation	2,394	2,369	2,315	2,298	9,376	9,787	10,788
Reduction in depreciation expense	$2,146	$2,095	$1,862	$1,901	$8,004	$6,280	$4,123

For the year ended December 31, 2006, the change in estimating the useful lives of program-related fixed assets had the effect of reducing depreciation expense by $8.0 million and increasing basic and diluted earnings per share by $0.39. Given that the depreciation expense attributed to contract-specific assets is included in cost of revenue, the decrease in depreciation expense also caused gross margins to increase by the amount of the reduction in depreciation expense.

The primary factor offsetting the reduction in program depreciation was higher than average costs to deploy certain new programs where we provided a complete system replacement using advanced technologies. These programs were completed in late 2005 and 2006 and are now in production. These installations were particularly challenging for us, representing a more expanded scope than that of our historical system deliveries. We were successful in delivering these programs, but at higher costs than have been customary. In another case, we bid a program aggressively as part of a broader market development strategy that we believe will yield good long-term performance. The fixed costs for these systems, which include amortization and depreciation of costs capitalized during the delivery process, as well as field service and operational costs to manage and maintain them, are higher than average and, thus, reduce reported margins. We anticipate that we will be able to improve profit margins in these accounts over time and earn a better return on investment over the life of the account relationship.

Gross Profit

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in 000’S)
Gross Profit:
Service	$24,864	$23,226	$1,638	7%
Product and subscription	10,614	9,655	959	10%
Total	$35,478	$32,881	$2,597	8%
Gross Profit (as % of related revenue components):
Service	29%	27%
Product and subscription	57%	59%
Total	34%	32%

The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the year ended December 31, 2006 and as compared to the year ended December 31, 2005 was primarily due to the reasons described above under the “Cost of Revenue” section.

Operating Expenses

Sales and marketing

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)
		(in 000’S)
Sales and marketing	$16,355	$15,777	$578	4%
Sales and marketing (as % of total revenue)	15%	16%

Sales and marketing expenses consist primarily of:

•        compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers,

•        recruiting,

•        travel,

•        market research,

•        costs associated with marketing programs, such as trade shows, public relations and new product launches,

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The increase in sales and marketing expense resulted primarily from:

•        increased professional fees of $0.5 million related to supporting the sales effort in a number of state bids and proposals,

•        increased stock option expense of $0.5 million, related to the adoption of SFAS 123(R) regarding stock-based compensation as discussed below, offset by

•        decreased temporary labor of $0.5 million as part of the cost cutting initiative.

We anticipate that we will continue to invest in sales and marketing at slightly above 2006 levels reflecting an enhanced focus on domestic and international markets.

Research, development and engineering

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)
		(in 000’S)
Research, development and engineering	$10,269	$13,131	$(2,862)	(22)%
Research, development and engineering (as % of total revenue)	10%	13%

Research, development and engineering expenses consist primarily of:

•        compensation, benefits and related costs of software developers and quality assurance personnel,

•        payments to outside contractors,

•        the purchase of materials and services for product development, primarily in the card systems area,

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The decrease in research, development and engineering expenses resulted primarily from:

•        decreased employee compensation-related expenses of $2.4 million resulting from the completion of key products and subsequent redeployment of resources to program activities as part our restructuring initiative undertaken throughout the current year, offset by

•        increased stock option expense of $0.3 million.

We anticipate that we will reduce research, development and engineering expenses in the near term reflecting completion of some of our more significant product initiatives, while working to moderate spending in the longer term.

General and administrative

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)
		(in 000’S)
General and administrative	$17,484	$21,524	$(4,040)	(19)%
General and administrative (as % of total revenue)	16%	21%

General and administrative expenses consist primarily of:

•        compensation, benefits and related costs of executive, finance and administrative personnel,

•        legal, human resources and other professional fees,

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The decrease in general and administrative expenses resulted primarily from:

•        decreased audit, consulting and legal fees of $2.7 million related to our audit and review, Sarbanes-Oxley audit, compliance and remediation efforts in 2005,

•        decreased other administration costs such as travel related expenses, telephone and insurance of $0.8 million related to cost cutting initiatives,

•        decreased temporary labor of $0.7 million as part of the cost cutting initiative,

•        decrease in depreciation expense of $0.5 million as part of the cost cutting initiative and assets being fully depreciated,

•        decreased reserves for bad debts of $0.2 million, offset by

•        increased stock option expense of $1.4 million.

We anticipate that we will reduce our general and administrative expenses in the near term reflecting the benefits of our cost cutting initiatives. We are continuing to examine means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

Amortization of intangible assets

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)
		(in 000’S)
Amortization of intangibles	$2,171	$4,035	$(1,864)	(46)%
Amortization of intangibles (as % of total revenue)	2%	4%

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

The decrease in amortization of intangible assets resulted primarily from extended amortization periods from contract extensions on several domestic customers and the increased amortization in 2005 related to a domestic customer who awarded their contract to a competitor. The intangible asset related to this customer was fully amortized by the fourth quarter of 2005.

The estimated amortization of intangibles over the next five years is as follows:

	2007	2008	2009	2010	2011
	(in 000’S)
Amortization of intangibles	$1,669	$1,669	$1,669	$1,669	$1,669

Intellectual property

	Twelve Months Ended December 31		Dollar Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)
		(in 000’S)
Intellectual property	$1,774	$2,014	$(240)	(12)%
Intellectual property (as % of total revenue)	2%	2%

Intellectual property costs primarily consist of:

•       employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans,

•       costs associated with documenting, applying for, maintaining patents,

•       stock-based compensation expense, and

•       charges for infrastructure and centralized costs.

The slight decrease in intellectual property expenses resulted primarily from:

•        decrease of $0.2 million related as part of the restructuring initiative, and

•        decrease of $0.1 million in consulting fees paid to third-party agents and government fees related to patent and other intellectual property work.

We anticipate that we will continue to invest at approximately the current run rate of dollars in intellectual property in the near term while working to moderate spending in the longer term.

Restructuring charges, net

Twelve Months Ended December 31,
2006
(in 000’S)
Cost of revenue	$159
Sales and marketing	93
Research, development and engineering	248
General and administrative	47
Total	$547

In the second quarter, we accelerated productivity improvement initiatives and significantly reduced fixed costs in order to facilitate our effort to achieve profitability. The reduction in fixed costs included reduction of our workforce by nearly 20% since the beginning of 2006. The restructuring charge for the year ended December 31, 2006 totaled $547,000, primarily due to employee severance and related costs. These restructuring charges were allocated out of the departments as noted above.

Stock-based compensation.   Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the year ended December 31, 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements in the year ended December 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

The expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below.

	Twelve Months Ended
	December 31,
	2006	2005
	(in 000’S)
Cost of revenue	$281	$—
Sales and marketing	509	—
Research, development and engineering	325	—
General and administrative	1,863	506
Intellectual Property	35	—
	$3,013	$506

We anticipate an additional $6.6 million in stock-based compensation expense through fiscal 2010 for awards outstanding as of December 31, 2006. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

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

As a result of these accelerations, the Company reduced its exposure to the effects of SFAS 123(R) by approximately $2.5 million for fiscal years 2006 through 2009. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification.

Total other income (expense), net.   Other income (expense), net consists primarily of interest received and paid. The increase in other income (expense) resulted primarily from higher interest earned on cash and investment balances, which was partially offset by higher interest expense related to capitalized leases. In addition, we experienced a foreign currency translation gain of approximately $0.3 million in connection with the consolidation of our international subsidiaries.

Provision for income taxes.   Due to the Company’s domestic losses for the years ended December 31, 2006, 2005 and 2004 there was no provision for U.S. federal or state income taxes. As the Company was profitable in some foreign jurisdictions during 2006, 2005 and 2004 we provided for income taxes expected to be paid on our international operations. At December 31, 2006, the Company had net operating loss carryforwards for federal, state and foreign income tax reporting purposes of approximately $116.5 million and research and experimentation credits of approximately $2.0 million which expire through 2026 and 2024, respectively, if not utilized. Approximately $26.4 million of the net operating losses is related to the tax benefit from the exercise of stock options and thus any tax benefit realized in relation to those carryforwards will be allocated to contributed capital if subsequently recognized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership.

Years Ended December 31, 2005 and 2004

Revenue

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	(in 000’S)
Revenue:
Service	$84,691	$73,919	$10,772	15%
Product and subscription	16,362	19,028	(2,666)	(14)%
Total	$101,053	$92,947	$8,106	9%
Revenue (as % of total revenue):
Service	84%	80%
Product and subscription	16%	20%
Total	100%	100%

Total revenue increased $8.1 million from 2004 to 2005. The increase resulted primarily from additional government programs added in late 2004 and early 2005, such as Florida, Alabama, Mexico, Latvia and Ohio, that were either at or near full production by the end of 2005.

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

Revenue by Geography

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	(in 000’S)
Revenue by geography:
Domestic	$80,119	$72,173	$7,946	11%
International	20,934	20,774	160	1%
Total	$101,053	$92,947	$8,106	9%
Revenue (as % of total revenue):
Domestic	79%	78%
International	21%	22%
Total	100%	100%

International revenue in 2005 was essentially the same as in 2004 because incremental issuance revenue from Mexico and Latvia largely offset a one time sales of products that occurred in 2004.

We had no customer that accounted for more than 10% of our revenue in 2005 or 2004.

Cost of Revenue

	Three Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	(in 000’S)
Cost of Revenue:
Service	$61,465	$47,591	$13,874	29%
Product and subscription	6,707	11,784	(5,077)	(43)%
Total	$68,172	$59,375	$8,797	15%
Cost of Revenue (as % of related revenue components):
Service	73%	64%
Product and subscription	41%	62%

Service.   The $13.9 million increase was primarily the result of higher consumables and general support costs related to the higher revenue identified above, higher depreciation on revenue-generating assets, increased costs to deliver support and maintenance for new and existing programs, and increased freight costs related to higher shipping activity, partially offset by lower charges for inventory reserves.

Product and subscription.   The cost of product and subscription revenue primarily includes compensation for operations personnel, costs of consumables sold to third parties, costs of machinery sold to third parties, and Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers. The $5.1 million decrease was the result of a combination of lower revenues and lower costs on the 2005 revenue mix.

The costs included in our cost of revenue are comprised of three categories as described below:

	Twelve Months Ended		Dollar	Percent
	December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
		(in 000’S)
Cost of revenue:
Variable	$28,083	$29,253	$(1,170)	(4)%
Fixed field support and manufacturing	25,997	21,511	4,486	21%
Program depreciation	14,092	8,611	5,481	64%
Total	$68,172	$59,375	$8,797	15%
Cost of revenue (as % of total revenue):
Variable	28%	32%
Fixed field support and manufacturing	26%	23%
Program depreciation	14%	9%
Total	68%	64%

As a percentage of revenue, we experienced a slight reduction in our variable costs to deliver incremental revenue. The improvement related to continued pricing improvement with vendors and improved yields during the manufacturing process.

The increase in fixed costs was primarily due to newer contracts requiring additional headcount as well as travel costs to support them.

Program depreciation showed the largest increase of the three components of cost of revenue. The higher fixed costs as a percentage of revenue was a result of several factors. The primary factor related to some new programs involving competitive wins, where we provided a complete system replacement using advanced technologies. These programs were completed and transitioned from deployment to revenue production, and thus affected margins. These installations were particularly challenging for us, representing a stretch in terms of scope from our historical system deliveries. We were successful in delivering these programs, but at higher costs than had been customary. In one other case, we bid a program aggressively as part of a broader market development strategy that we believed would yield good long-term performance. The fixed costs for these systems, which included amortization and depreciation of costs capitalized during the delivery process as well as field service and operational costs to manage and maintain them, were higher than average and, thus, reduced reported margins.

Gross Profit

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)
	(in 000’S)
Gross Profit:
Service	$23,226	$26,328	$(3,102)	(12)%
Product and subscription	9,655	7,244	2,411	33%
Total	$32,881	$33,572	$(691)	(2)%
Gross Profit (as % of related revenue components):
Service	27%	36%
Product and subscription	59%	38%
Total	32%	36%

The $0.7 million decrease in gross profit for the year ended December 31, 2005 compared to the prior year was largely for the reasons stated above under the “Cost of Revenue” section.

Operating Expenses

Sales and marketing

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)
		(in 000’S)
Sales and marketing	$15,777	$12,908	$2,869	22%
Sales and marketing (as % of total revenue)	16%	14%

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

•       partially offset by an impairment charge of $0.5 million taken in 2004, with no such charge in 2005, related to investments in companies licensed to market our digital watermarking technology.

Research, development and engineering

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)
		(in 000’S)
Research, development and engineering	$13,131	$ 8,327	$4,804	58%
Research, development and engineering (as % of total revenue)	13%	9%

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

•       increased consulting and professional fees of $0.3 million for various projects; and

•       increased allocated infrastructure and centralized costs of $0.5 million.

General and administrative

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)
		(in 000’S)
General and administrative	$21,524	$17,150	$4,374	26%
General and administrative (as % of total revenue)	21%	19%

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

•       increased software expense of $0.4 million related to continued licensing costs and software upgrades; and,

•       increased stock-based compensation of $0.5 million related to restricted stock.

Amortization of intangible assets

	Twelve Months Ended December 31,		Dollar Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)
		(in 000’S)
Amortization of intangibles	$4,035	$2,536	$1,499	59%
Amortization of intangibles (as % of total revenue)	4%	3%

Amortization expense increased in 2005 due to the loss of certain contracts with relatively high intangible balances, and the reassessment of useful lives for certain international customers.

Intellectual property

	Twelve Months Ended December 31		Dollar Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)
		(in 000’S)
Intellectual property	$2,014	$2,162	$(148)	(7)%
Intellectual property (as % of total revenue)	2%	2%

The decrease in intellectual property expense of $0.1 million was primarily due to consulting fees paid to third-party attorneys related to patent work in 2004.

Stock-based compensation.   Stock-based compensation expense relates to restricted stock granted in 2005, as described below, is based on the fair market value of the Company’s common stock on the date the restricted stock was granted (measurement date), and is recognized over the four-year vesting period of the related restricted stock using the straight-line method. The expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below.

	Twelve Months Ended
	December 31,
	2005	2004
	(in 000’S)
Sales and marketing	$—	$—
Research, development and engineering	—	—
General and administrative	506	—
	$506	$—

Total other income (expense), net.   Other income (expense), net consists primarily of interest received and paid. The relatively flat difference resulted from lower average cash balances and higher average interest rates during the majority of fiscal 2005.

Provision for income taxes.   For the years ended December 31, 2005 and 2004, the Company was profitable in some foreign jurisdictions. Therefore, during 2005 and 2004 we provided for income taxes expected to be paid on our international operations.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents, restricted cash, and short-term investments of $33.1 million, representing an increase of $1.1 million from $32.0 million at December 31, 2005. As of December 31, 2006, $9.9 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our secure ID systems business. We support the performance bonds with letters of credit, which may or may not require restricted cash. Working capital at December 31, 2006 was $29.9 million, compared to working capital of $33.4 million at December 31, 2005. The decrease in working capital primarily relates to investments made in various programs that we anticipate will contribute to revenue growth beyond 2007.

Operating Cash Flow.   The components of operating cash flows were:

	Twelve Months Ended
	December 31,
	2006	2005	2004
	(in 000’S)
Net loss	$(11,740)	$(23,097)	$(9,022)
Non-cash items	17,946	20,167	15,269
Changes in operating assets and liabilities	3,112	(267)	(1,568)
Net cash provided by (used in) operating activities	$9,318	$(3,197)	$4,679

The major changes for the year ended December 31, 2006 in the non-cash charges related to:

•       decreases in depreciation and amortization from $19.7 million to $15.5 million primarily related to the change in estimated useful lives of our program assets and offset by the increase in newer program assets, and

•       increase in stock-based compensation expense from $0.5 million to $3.0 million primarily related to the implementation of SFAS 123(R).

The major changes in the operating assets and liabilities for the year ended December 31, 2006 primarily related to:

•       increase in deferred revenue of $3.6 million related to cash collections that contributed to an increased backlog of future revenues, and

•       decreases of $1.4 million in accounts receivable and $0.9 million in inventory, net reflecting improved asset management while increasing revenues, offset by

•       increase in restricted cash of $2.7 million associated with renewals of our performance bonds for our major state programs, and

•       decrease in accounts payable of $1.0 million reflecting lower level of operating expenses and inventory during 2006.

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

Investing Cash Flow.   The $9.8 million of cash used in investing activities for the year ended December 31, 2006 primarily related to $10.5 million for the purchase of property and equipment, including capitalized labor costs of $3.9 million, partially offset by $0.7 million in net sales of short-term investments. We also acquired approximately $0.6 million of fixed assets during 2006 through capital lease arrangements.

The $8.8 million of cash provided by investing activities for the year ended December 31, 2005 primarily related to $24.3 million in net sales of short-term investments, partially offset by $15.5 million for the purchase of property and equipment, including capitalized labor costs of $7.9 million. We also acquired approximately $0.3 million of fixed assets during 2005 through capital lease arrangements.

The $21.7 million of cash used in investing activities for the year ended December 31, 2004 primarily related to $39.7 million for the purchase of property and equipment, including capitalized labor costs of $12.4 million, partially offset by $18.0 in net sales of short-term investments. We also acquired approximately $0.1 million of fixed assets during 2004 through capital lease arrangements.

Financing Cash Flow.   The $0.4 million of cash used in financing activities for the year ended December 31, 2006 primarily related to $0.6 million of principal payments under capital leases, offset by proceeds from the issuance of stock for $0.2 million related to the employee stock option and employee stock purchase plans.

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

Commitments and Contingencies.   Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.1 million as of December 31, 2006, and are payable in monthly installments through October 2011. Our obligations under non-cancelable capital leases, which totaled $1.0 million as of December 31, 2006, are payable in monthly installments through 2011. We are contractually obligated to make the following payments as of December 31, 2006:

Contractual Obligations

	Payment Due by Period (in 000’s)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Capital leases	$1,027	$573	$316	$138	$—
Operating leases	8,076	2,144	3,836	2,096	—
Total contractual obligations	$9,103	$2,717	$4,152	$2,234	$—

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

We have driver license contracts with various States that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $17 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

Depending on our operating results, our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we expect that we will utilize cash in the upcoming few quarters as we complete program implementations. We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted, and may in the future assert, compensatory or liquidated damages, breach of contract, or other claims alleging that we have failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. From time to time, customers have given notice of their intention to assert claims for liquidated damages. Management believes that these assertions are part of the resolution process involving commercial disagreements over the delivery terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. To date, we have not paid any material contractual damages in connection with a customer dispute. While there is always risk that damages could be assessed in the future, management cannot predict, as of December 31, 2006, whether any material damages will be imposed in the future or what the amount of any such damages would be if they were to be imposed. However, our failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in our having to incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such circumstances could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

Future Cash Expectations.   We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. In addition, we expect to generate positive cash flow from operations in 2007 which will fund a substantial portion of our capital needs. We also intend to utilize capital and operating lease financing where appropriate. Thereafter, we anticipate continuing to use cash, cash equivalents, short-term investment balances and equipment lease financing to satisfy our projected working capital and capital expenditure requirements. However, in the event that we were to win contracts requiring significant capital investment, we may need to seek additional financing.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company has concluded that this standard does not currently apply.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for first fiscal year beginning after November 15, 2007. The Company is currently assessing the potential impact that adoption of this standard will have on our financial statements.

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

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The bulletin provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company has applied the provisions of this interpretive bulletin and noted no material effect on the current financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, which requires companies to accrue the cost of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company has concluded that this issue does not currently apply.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth below or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

•       trends and expectations in revenue growth, including, but not limited to, statements regarding the temporary nature of the decrease in ID systems bid activity in 2006 and the expected increase of such activity in the future, statements regarding anticipated growth in U.S. driver license revenues due to broadening use of the driver license as a secure credential, and statements regarding opportunities to facilitate efforts of state government agencies to comply with the REAL ID Act;

•       the success of new products, such as products relating to compliance with the REAL ID Act;

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

•       the source of our future revenue;

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

Given our history of losses, we cannot guarantee profitability, particularly if we were to lose large contracts.

Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of December 31, 2006 was $99.7 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of new financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

The loss of any large contract may result in loss of revenue and potential acceleration of amortization expense or impairment of intangible assets.

Contracts between government agencies and Digimarc have varying duration, generally five or more years in length. Some contracts we enter into contain cancellation clauses. In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. We anticipate that several of our significant customers will award new contracts through such a competitive bidding process in 2007. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur accelerated amortization expense or impairment of intangible assets related to the customer, which could adversely affect our financial results. We have not experienced the early termination of any driver license issuance contracts and are not aware of any early terminations of such contracts of our competitors.

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. The potential for an influx of federal funds into our core U.S. driver license market has drawn new competition and is likely to continue to do so. As we expand the applications for our technologies, we will experience more competition from products and services that are substitutes for our applications. Because our digital watermarking business is still in an early stage of development, we also may face competition from unexpected sources. Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and we may be unable to achieve revenue growth—particularly in the media and entertainment sectors.

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

In the second half of 2005 and in 2006, we made significant reductions in our workforce as part of our efforts to reach profitability. These reductions did not impede our ability to meet demand because they were accompanied by improvements in our internal business processes and coincided with a period of relatively low bid activity with respect to development and deployment of new systems. We believe that this decrease in bid activity is temporary and that the U.S. driver license market will demonstrate increased demand in future periods. Our current reduced staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

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

We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. In addition, the Department of Homeland Security’s initiatives in passports and border crossing cards, as well as delays in disbursement of funding for REAL ID Act projects, could create confusion within the U.S. driver license market that may delay purchase decisions by government customers. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could impact the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and an adverse affect on profitability.

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

As international customers have accounted for approximately 20% of our total revenue during the fiscal year ended December 31, 2006, the loss of these customers or the failure to find new customers may result in a decline in our international revenue, which could adversely affect our profitability and slow our growth.

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

•       difficulty in managing foreign operations; and

•       political and economic instability.

In addition, our experience with large international issuance programs is more limited than our experience with domestic programs. We do not have an extensive operational infrastructure for our international business. We generally act as a subcontractor or depend on local or international business partners and subcontractors for performance of substantial portions of these programs. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international programs.

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

Our contracts for driver license and other identification issuance systems and related products typically include terms relating to time-based performance, development and delivery schedules, customer acceptance and testing, and other performance milestones. Such provisions are common in large scale government contracts at the state and federal levels. Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. If we failed to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims. Consequently, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations, in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

A significant portion of our business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue that may not be subject to future renewal. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards. Additionally, some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we maintain large restricted cash reserves as a guarantee, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. In addition, these performance bonds may provide for security interests covering our receivables or other assets, which could cause additional financing to be more difficult or more expensive to obtain.

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

Some of our key technologies are in the development stage. Consequently, products incorporating these key technologies are undergoing technological change and are in the early stage of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our revenue. In addition, we may be required to incur unanticipated capital expenditures in the event product changes or improvements are required. Additionally, new industry standards might redefine the products that we are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products and achieving profitability from these products could be delayed or halted. We also may be required to fund such changes or improvements out of operating income, which could adversely affect our profitability.

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

We may be required to invest significant additional time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which could harm our operating results or cause us to fail to meet our reporting obligations.

In 2004, we discovered certain material weaknesses in our internal controls and procedures, which we remediated. Since then, we have deployed significant resources to design and implement new and enhanced controls and procedures. We cannot be certain, however, that other deficiencies will not arise or be identified in the future, particularly if we experience rapid growth or change in our business, including growth or change resulting from any future acquisition. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner.

There can be no assurance that our disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  If our disclosure controls and procedures do not succeed in achieving their stated goals, our operating results could be harmed or we could fail to meet our reporting obligations in a timely and accurate manner.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2006, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $28.4 million. The original maturities of our investment portfolio range from 4 to 62 days with an average interest rate of 5.4%. We had capital lease obligations of approximately $1.0 million at December 31, 2006. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2006, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material. To a lesser extent, the Company is also subject to foreign currency exchange risk in the form of exposures to fluctuations in currency exchange rates.

ITEM 8:               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto of Digimarc Corporation and its subsidiaries as of December 31, 2006 and 2005 and for the three year period ended December 31, 2006 and the independent registered public accounting firm reports thereon are set forth on the F pages of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:       CONTROLS AND PROCEDURES

The certifications of our principal executive officer and the principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our internal controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 9A should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the

Securities Exchange Act of 1934) as of December 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting included those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

With the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are knowledge and resource constraints in any such system, and a large number of complex permutations of facts, circumstances, accounting policies, procedural implications, and business practices that must be considered. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the control systems we develop may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of our financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their attestation report is included herein.

Changes to the Internal Control Environment

There have not been any changes in our internal control environment during the Company’s fiscal quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Digimarc Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting set forth in item 9(A), that Digimarc Corporation (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Digimarc Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Digimarc Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Digimarc Corporation has maintained in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Digimarc Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Portland, Oregon
March 8, 2007

ITEM 9B: OTHER INFORMATION

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is  incorporated herein by reference to the Proxy Statement for our 2007 annual meeting of stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10:        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer and controller, as well as a Code of Ethics for Financial Professionals that applies to our principal financial officer and controller. We have made these codes available in the Corporate Governance section of our website at www.digimarc.com/corp/governance. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within four business days.

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Management,” “Report of the Governance and Nominating Committee of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11:        EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Executive Compensation.”

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

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Related Party Transactions” and “Determination of Independence.”

ITEM 14:        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Audit and Non-Audit Fees.”

ITEM 15:        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are set forth on pages F-1 to F-35 attached to the Annual Report on Form 10-K filed with Securities and Exchange Commission on March 8, 2007:

(i)            Report of Independent Registered Public Accounting Firm—Grant Thornton LLP

(ii)        Report of Independent Registered Public Accounting Firm—KPMG LLP

(iii)    Consolidated Balance Sheets as of December 31, 2006 and 2005

(iv)      Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

(v)          Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(vi)      Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

DIGIMARC CORPORATION
/s/ Michael McConnell
Date: March 8, 2007	Michael McConnell
Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bruce Davis	Chief Executive Officer and Chairman	March 8, 2007
Bruce Davis	of the Board of Directors
(Principal Executive Officer)
/s/ Michael McConnell	Chief Financial Officer and Treasurer	March 8, 2007
Michael McConnell	(Principal Financial and Accounting Officer)
/s/ Robert Chamness	Chief Legal Officer and Secretary	March 8, 2007
Robert Chamness
/s/ Philip J. Monego, Sr.	Director	March 8, 2007
Philip J. Monego, Sr.
/s/ Brian J. Grossi	Director	March 8, 2007
Brian J. Grossi
/s/ Peter W. Smith	Director	March 8, 2007
Peter W. Smith
/s/ Jim Roth	Director	March 8, 2007
Jim Roth
/s/ James T. Richardson	Director	March 8, 2007
James T. Richardson
/s/ William J. Miller	Director	March 8, 2007
William J. Miller
/s/ Bernard Whitney	Director	March 8, 2007
Bernard Whitney
/s/ Lloyd G. Waterhouse	Director	March 8, 2007
Lloyd G. Waterhouse

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (Revised 2004) during 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digimarc Corporation and its subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment, and an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ Grant Thornton LLP
Portland, Oregon
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digimarc Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Digimarc Corporation and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of Digimarc Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
May 27, 2005

DIGIMARC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,135	$23,964
Restricted cash	378	—
Short-term investments	—	739
Trade accounts receivable, net	14,403	15,697
Inventory, net	6,600	7,451
Other current assets	2,273	2,828
Total current assets	46,789	50,679
Restricted cash	9,560	7,279
Property and equipment, net	61,898	64,108
Intangible assets, net	15,374	17,164
Other assets, net	1,010	1,009
Total assets	$134,631	$140,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,708	$6,722
Accrued payroll and related costs	3,894	3,731
Deferred revenue	5,050	4,769
Other current liabilities	2,258	2,032
Total current liabilities	16,910	17,254
Long-term deferred revenue, net of current portion	5,345	2,040
Other long-term liabilities	885	969
Total liabilities	23,140	20,263
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2006 and 2005; issued and outstanding 21,191,918 and 20,808,994 shares at December 31, 2006 and 2005, respectively	22	21
Additional paid-in capital	211,072	209,337
Deferred stock compensation	—	(1,519)
Accumulated other comprehensive income	137	137
Accumulated deficit	(99,740)	(88,000)
Total stockholders’ equity	111,491	119,976
Total liabilities and stockholders’ equity	$134,631	$140,239

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Service	$85,681	$84,691	$73,919
Product and subscription	18,566	16,362	19,028
Total revenue	104,247	101,053	92,947
Cost of revenue:
Service	60,817	61,465	47,591
Product and subscription	7,952	6,707	11,784
Total cost of revenue	68,769	68,172	59,375
Gross profit	35,478	32,881	33,572
Operating expenses:
Sales and marketing	16,355	15,777	12,908
Research, development and engineering	10,269	13,131	8,327
General and administrative	17,484	21,524	17,150
Amortization of intangibles	2,171	4,035	2,536
Intellectual property	1,774	2,014	2,162
Restructuring charges, net	547	—	—
Total operating expenses	48,600	56,481	43,083
Operating loss	(13,122)	(23,600)	(9,511)
Other income (expense):
Interest income	1,391	1,095	905
Interest expense	(93)	(203)	(104)
Other	289	(41)	53
Total other income, net	1,587	851	854
Income (loss) before provision for income taxes	(11,535)	(22,749)	(8,657)
Provision for income taxes	(205)	(348)	(365)
Net income (loss)	$(11,740)	$(23,097)	$(9,022)
Net income (loss) per share—basic	$(0.57)	$(1.13)	$(0.44)
Net income (loss) per share—diluted	$(0.57)	$(1.13)	$(0.44)
Weighted average shares outstanding—basic	20,649	20,485	20,326
Weighted average shares outstanding—diluted	20,649	20,485	20,326

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in	Deferred stock		Accumulated other comprehensive income	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	Warrant	(loss)	Deficit	equity
BALANCE AT DECEMBER 31, 2003	20,129,846	$20	$203,634	$—	$881	$96	$(55,881)	$148,750
Exercise of stock options	160,622	1	679	—	—	—	—	680
Issuance of employee stock purchase plan shares	48,455	—	468	—	—	—	—	468
Issuance of common stock and warrants through private placement, net	74,506	—	969	—	—	—	—	969
Issuance of common stock for litigation settlement	40,000	—	348	—	—	—	—	348
Conversion and expiration of warrants	—	—	881	—	(881)	—	—	—
Foreign currency translation gain	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	(9,022)	(9,022)
BALANCE AT DECEMBER 31, 2004	20,453,429	21	206,979	—	—	147	(64,903)	142,244
Exercise of stock options	22,795	—	70	—	—	—	—	70
Issuance of employee stock purchase plan shares	82,254	—	378	—	—	—	—	378
Issuance of restricted common stock	270,000	—	2,025	(2,025)	—	—	—	—
Purchase and retirement of common stock	(19,484)	—	(115)	—	—	—	—	(115)
Stock-based compensation expense	—	—	—	506	—	—	—	506
Foreign currency translation loss	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(23,097)	(23,097)
BALANCE AT DECEMBER 31, 2005	20,808,994	21	209,337	(1,519)	—	137	(88,000)	119,976
Reclass of deferred stock compensation	—	—	(1,519)	1,519	—	—	—	—
Exercise of stock options	44,584	1	201	—	—	—	—	202
Issuance of employee stock purchase plan shares	52,957	—	248	—	—	—	—	248
Issuance of restricted common stock	312,365	—	—	—	—	—	—	—
Purchase and retirement of common stock	(26,982)	—	(208)	—	—	—	—	(208)
Stock-based compensation expense	—	—	3,013	—	—	—	—	3,013
Net loss	—	—	—	—	—	—	(11,740)	(11,740)
BALANCE AT DECEMBER 31, 2006	21,191,918	$22	$211,072	$—	$—	$137	$(99,740)	$111,491

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Twelve Months Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(11,740)	$(23,097)	$(9,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	13,320	15,665	10,954
Amortization of intangibles	2,171	4,035	2,536
Stock-based compensation expense	3,013	506	—
Impairment of investments	—	—	465
Issuance of common stock for litigation settlement	—	—	348
Increase (decrease) in allowance for doubtful accounts	(155)	25	263
Other non-cash charges	(403)	(64)	703
Changes in operating assets and liabilities:
Restricted cash	(2,659)	1,000	(6,303)
Trade and unbilled accounts receivable, net	1,449	(1,048)	(1,448)
Inventory, net	851	1,407	(2,605)
Other current assets	555	(1,049)	273
Other assets, net	(1)	(6)	(253)
Accounts payable	(1,014)	(4,702)	4,840
Accrued payroll and related costs	163	1,570	1,092
Deferred revenue	3,586	1,955	1,694
Other liabilities	182	606	1,142
Net cash provided by (used in) operating activities	9,318	(3,197)	4,679
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(10,466)	(15,487)	(39,691)
Purchase of intangibles	(40)	(20)	—
Sale or maturity of short-term investments	136,946	180,568	193,355
Purchase of short-term investments	(136,207)	(156,239)	(175,392)
Net cash provided by (used in) investing activities	(9,767)	8,822	(21,728)
Cash flows from financing activities:
Issuance of common stock	450	448	2,117
Purchase of common stock	(208)	(115)	—
Principal payments under capital lease obligations	(622)	(483)	(205)
Net cash provided by (used in) financing activities	(380)	(150)	1,912
Net increase (decrease) in cash and cash equivalents	(829)	5,475	(15,137)
Cash and cash equivalents at beginning of year	23,964	18,489	33,626
Cash and cash equivalents at end of year	$23,135	$23,964	$18,489
Supplemental disclosure of cash flow information:
Cash paid for interest	$93	$203	$104
Cash paid for income taxes	$179	$139	$400
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$582	$274	$77

See accompanying notes to consolidated financial statements.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or “the Company”) is a supplier of secure identity solutions and advanced technologies for use in media management. The Company’s solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

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

Starting January 1, 2006, we changed our policy for depreciating fixed assets that were specifically used to provide services under long-term contracts to the shorter of the original contract term plus 2.75 years or estimated useful life. Through December 31, 2005, we depreciated these assets over the shorter of the original contract term or estimated useful life. This change in estimate was supported by an analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts’ original terms.

Since contract-specific program assets are tracked on a contract basis, the finding that contracts are routinely extended beyond the original term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the useful life of contract-related assets is generally longer than the original term of the contract. Given these findings, we concluded that it was appropriate to change the estimated useful lives of these assets for purposes of depreciation. In addition, the change in useful lives achieves a better matching of the utility of these assets with the resulting revenues. For the year ended December 31, 2006, we performed an updated analysis on contract specific assets which resulted in no change to our previous conclusions. We will continue to analyze the useful lives of contract specific assets in future periods.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

For the year ended December 31, 2006, the change in estimating the useful lives of program-related fixed assets had the effect of reducing depreciation expense by $8.0 million and increasing basic and diluted earnings per share by $0.39. Given that the depreciation expense attributed to contract-specific assets is included in cost of revenue, the decrease in depreciation expense also caused gross margins to increase by the amount of the reduction in depreciation expense.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no material effect on the results of operations or financial position for any year presented.

During 2006 we experienced significant growth in our deferred revenue balance. In prior years we had classified the entire balance in current liabilities. However, due to the increased revenue to be recognized in the future from these increases, we classified our deferred balance between current and long-term in order to be more informative and meaningful:

2005
Long-term obligations, net of current portion, before	$969
Deferred revenue, long-term	2,040
Long-term obligations, net of current portion, after	$3,009

Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $18,505 and $19,171 at December 31, 2006 and 2005, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Restricted Cash

Restricted cash of $9,938 and $7,279 at December 31, 2006 and 2005, respectively, consists of cash and cash equivalents that are primarily held as a guarantee for certain performance bond obligations that the Company is obligated to maintain in connection with some of its long-term contracts relating to the secure ID systems business. The Company supports the performance bonds with letters of credit, which may or may not require restricted cash as security. The letters of credit must be renewed annually if they continue to be required by the issuers of the performance bonds. The Company’s banks have informed the Company that letters of credit will continue to require restricted cash until the Company returns to profitability for one year. Restricted cash is classified as either a current and/or  a non-current asset depending on the timing of performance bond releases.

Investments

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term investments. Short-term investments include federal agency notes, company notes, and commercial paper. The Company’s marketable securities are generally classified as held-to-

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments, and trade and unbilled accounts receivable. The Company places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. The Company’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal agencies, which have no limits, at the time of purchase. As a result, the credit risk associated with cash and investments is minimal. At December 31, 2006, the Company had no customer which accounted for more than 10% of trade and unbilled accounts receivable. At December 31, 2005, the Company had one customer which accounted for 11% of trade and unbilled accounts receivable.

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

	2006	2005
Billed trade receivables, net	$8,804	$9,469
Unbilled trade receivables	5,599	6,228
Trade accounts receivable, net	$14,403	$15,697

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

	2006	2005	2004
Balance—beginning of period	$341	$316	$53
Provision (recovery)	(38)	184	263
Charge offs	(117)	(159)	—
Balance—end of period	$186	$341	$316

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

	2006	2005
Equipment and deferred contract costs	$1,046	$899
Consumable materials, net	5,554	6,552
Inventory, net	$6,600	$7,451

The reserve for slow moving and obsolete consumable materials was $100 and $240 at December 31, 2006 and December 31, 2005, respectively. While the Company does not currently expect to be able to sell or otherwise use the reserved inventory it has on hand based upon its forecast and backlog, it is possible that one or more customers will decide in the future to purchase a portion of the reserved inventory.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company records a provision for excess and obsolete inventory based on changes in market conditions, sales orders, expected sales volumes, and technology advances. The provision was recorded in the period the circumstances occurred or were identified. The activity in the inventory reserve is as follows:

	2006	2005	2004
Balance—beginning of period	$240	$271	$70
Provision (recovery)	(62)	288	726
Charge offs	(78)	(319)	(525)
Balance—end of period	$100	$240	$271

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital lease obligations are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated by the straight-line method over the estimated useful lives of the assets, generally two to seven years. Property and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful life. Amortization of property and equipment under capital lease is included in depreciation expense. Assets specifically used to provide services under long-term contracts are depreciated over the shorter of the original contract term plus 2.75 years or estimated useful life.

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

Intangible Assets

Intangible assets relate to the value of customer relationships acquired when the Company purchased certain assets of Polaroid and other technology and intellectual property rights. Customer relationships are generally being amortized on a straight-line basis over an estimated useful life of 12 years and the other technology and intellectual property rights are being amortized over an estimated useful life of three to five years. The useful life of the individual asset is evaluated and adjusted when warranted by changes in the contractual arrangement or other evidence indicates a change in useful life. The gross assets and accumulated amortization for intangibles are as follows:

	2006	2005
Gross intangible assets	$29,946	$29,906
Accumulated amortization	(14,572)	(12,742)
Intangible assets, net	$15,374	$17,164

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated amortization of intangibles over the next five years is as follows:

	2007	2008	2009	2010	2011
Amortization of intangibles	$1,669	$1,669	$1,669	$1,669	$1,669

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Revenue Recognition

The Company’s revenue is comprised of service revenue from its government-issued credentials systems and related maintenance, installation and system integration services as well as product and subscription revenue which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,” SOP 81-1 “Accounting for the Performance of Construction Type and Certain Production-Type Contracts,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Certain customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

AICPA SOP No. 98-9 requires that revenue be recognized using the “residual method” in circumstances when vendor specific objective evidence (“VSOE”) exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•       Revenue from the Company’s government-issued credential systems is generally billed and recognized on a per card produced basis. The Company recognizes revenue on these contracts based on the actual monthly production, if available, and in limited situations on estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Differences to date have not been significant.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

•       Revenue related to an enhancement of, or upgrade to, an existing system is deferred and recognized over the remaining life of the contract, unless VSOE can be established for the delivered items, title passes to those items and all obligations are completed in which case we recognize revenue at acceptance.

•       Revenue for sales of consumables and equipment not related to a driver license production contract is recognized when the products have been shipped, ownership has been transferred, evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled.

•       Revenue from professional services arrangements is generally determined based on time and material or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. Progress towards completion is measured using costs incurred compared to the budgeted amounts contained in the contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided.

•       Maintenance revenue is recognized when the maintenance amounts owed to the Company have been earned, are determinable, and collection is probable. Maintenance contracts are, at times, paid in advance and revenue is recognized ratably on a straight-line basis over the term of the service period.

•       Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are determinable, and collection is probable. Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription. These revenues include the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment.

•       Software revenue is recognized in accordance with AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue for licenses of the Company’s software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; and collectibility is probable. Software revenue is recognized over the term of the license or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

•       The Company records revenue from certain customers upon cash receipt as a result of collectibility not being reasonably assured.

•       Revenue earned which has not been invoiced is classified as unbilled trade receivables, which is included in the balance of trade accounts receivable, net in the consolidated balance sheets.

•       Deferred revenue consists of payments received in advance for professional services, subscriptions and hardware for which revenue has not been earned.

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

Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the year ended December 31, 2006 is based on the value of the portion of the stock-based award that vested during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements in the year ended December 31, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

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

Expected Life.   The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the year ended December 31, 2006 and 2005 generally vest over four years and have contractual terms of ten years.

Expected Volatility.   The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock using the Black-Scholes option valuation model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award. This historical period excludes portions of time when unusual transactions occurred, such as a significant acquisition.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31,
	2006	2005	2004
Expected life (in years)	6.0	4.0	4.0
Expected volatility	53%	50%	50%
Risk-free interest rate	4.7%	4.5%	4.0%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	14%	20%	17%
Fair value	$3.62	$2.85	$4.75

The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan allowed employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each six-month plan period, up to a maximum deduction of $10.6 for each plan period, not to exceed $21 per year. Plan periods were generally from December 1 to May 31 and from June 1 to November 30. The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. Employees purchased 52,957 shares under the plan during the year ended December 31, 2006 and purchased 82,254 shares under the plan during the year ended December 31, 2005. The plan was suspended effective June 1, 2006.

An amended plan was reinstated effective November 2, 2006 which slightly modified the earlier plan. The changes included changing the plan periods from six to three months and the maximum deduction to $5.3 for each plan period. The plan periods are generally from December 1 to February 28, March 1 to May 31, June 1 to August 31 and from September 1 to November 30.

Stock-based Compensation Under SFAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the year ended December 31, 2006, which was incurred as follows (in thousands):

Year Ended December 31, 2006
Stock-based compensation:
Cost of revenue	$281
Sales and marketing	509
Research, development and engineering	325
General and administrative	1,863
Intellectual property	35
Total stock-based compensation	$3,013

At December 31, 2006, the Company had 1.5 million non-vested stock options that had a weighted average grant date price of $6.39. As of December 31, 2006, the Company had $6.6 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.73 years.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on selected line items from its consolidated financial statements for the year December 31, 2006 (in thousands, except per share amounts):

	Year Ended December 31, 2006
	As Reported Following SFAS 123(R)	If Reported Following APB 25
Consolidated statement of operations:
Operating income (loss)	$(13,122)	$(10,976)
Income (loss) before provision for income taxes	(11,535)	(9,389)
Net income (loss)	(11,740)	(9,594)
Net income (loss) per share
Basic	(0.57)	(0.46)
Diluted	(0.57)	(0.46)

Pro Forma Information Under SFAS 123 and APB 25

Prior to the fiscal year ending December 31, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the years ended December 31, 2005 and 2004, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share for the years ended December 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$(23,097)	$(9,022)
Add: Stock-based compensation expense determined under the intrinsic value method	506	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,170)	(12,834)
Pro forma net loss	$(29,761)	$(21,856)
Earnings per share:
Basic—as reported	$(1.13)	$(0.44)
Diluted—as reported	$(1.13)	$(0.44)
Basic—pro forma	$(1.45)	$(1.08)
Diluted—pro forma	$(1.45)	$(1.08)

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

As a result of these accelerations, the Company reduced its exposure to the effects of SFAS 123(R) by approximately $2.5 million for fiscal years 2006 through 2009. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification.

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

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS

Income available to common stockholders	$(11,740)	20,649	$(0.57)	$(23,097)	20,485	$(1.13)	$(9,022)	20,326	$(0.44)
Effect of Dilutive Securities
Options		—			—			—
Warrants		—			—			—
Diluted EPS
Income available to common stockholders	$(11,740)	20,649	$(0.57)	$(23,097)	20,485	$(1.13)	$(9,022)	20,326	$(0.44)

Common stock equivalents related to stock options and warrants of 4,924,625, 6,203,114 and 5,893,251 were excluded from diluted net income per share calculations for 2006, 2005 and 2004, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period. Common stock equivalents related to stock options and warrants of 875,579, 425,249 and 308,944 are antidilutive in a net loss year and, therefore, are not included in 2006, 2005 and 2004 diluted net loss per share, respectively.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company has concluded that this standard does not currently apply.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for first fiscal year beginning after November 15, 2007. The Company is currently assessing the potential impact that adoption of this standard will have on our financial statements.

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

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The bulletin provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company has applied the provisions of this interpretive bulletin and noted no material effect on the current financial statements.

In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, which requires companies to accrue the cost of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company has concluded that this issue does not currently apply.

(2)   Property and Equipment

	December 31,
	2006	2005
Office furniture and equipment	$8,686	$4,999
Production equipment	104,053	96,770
Leasehold improvements	1,816	1,738
	114,555	103,507
Less accumulated depreciation and amortization	(52,657)	(39,399)
	$61,898	$64,108

Property and equipment additions for the years ended December 31, 2006, 2005 and 2004 totaled $10,466, $15,487 and $39,691, respectively, including capitalized labor of $3,882, $7,932 and $12,444, respectively.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(3)   Leases

The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 48 months. The cost of these assets was $2,398 and $1,815 at December 31, 2006 and 2005, respectively, and accumulated amortization was $1,303 and $954 at December 31, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2007	$624	$2,144
2008	230	1,895
2009	143	1,941
2010	123	1,509
2011	24	587
Thereafter	—	—
Total minimum lease payments	1,144	$8,076
Less amount representing interest	(117)
Net obligation under capital leases	1,027
Less current portion	(573)
Non-current portion	$454

Rent expense on the operating leases for the years ended December 31, 2006, 2005 and 2004 totaled $2,516, $2,546 and $2,998, respectively.

(4)   Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees’ hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ended December 31, 2006, 2005 and 2004, the Company made discretionary matching contributions in the aggregate amount of $491, $479 and $70, respectively.

(5)   Stockholders’ Equity

Common Stock

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

Restricted Stock

During 2005 and 2006 the Compensation Committee of the Board of Directors awarded restricted stock shares under the Company’s 1999 Stock Incentive Plan, as amended, to certain officers, employees and directors. The shares subject to the restricted stock awards will vest over a certain period, usually one to four years, following the date of the grant. In addition, in 2006 the Compensation Committee awarded performance vesting shares under the 1999 Stock Incentive Plan, as amended, to certain executive officers. The performance vesting shares will vest in full (or terminate) based on the achievement of specified performance goals. Specific terms of the restricted stock awards and performance vesting share awards are governed by Restricted Stock Agreements and Performance Vesting Share Agreements between the Company and the award recipients. Copies of the forms of these agreements have been filed with the SEC and are listed in the Exhibit Index of this report as Exhibits 10.15 and 10.21, respectively.

The Deferred Stock Compensation balance of $1,519 at December 31, 2005 has been reclassed to Additional Paid-in Capital in accordance with SFAS 123(R) along with the restricted stock and performance vesting share awards during the year ended December 31, 2006.

The following table details the number of shares granted each year as restricted stock and performance vesting share awards:

Date	# of Restricted Shares	# of Performance Vesting Shares
2005	270,000	—
2006	177,365	135,000

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table reconciles the unvested balance of restricted and performance shares:

Number of Shares
Unvested balance, December 31, 2004	—
Granted	270,000
Vested	(67,500)
Canceled	—
Unvested balance, December 31, 2005	202,500
Granted	312,365
Vested	(67,500)
Canceled	(3,333)
Unvested Balance, December 31, 2006	444,032

Deferred Stock Compensation

In 2006 and 2005, stock-based compensation expense includes restricted stock granted during the year, is based on the fair market value of the Company’s common stock on the date the restricted stock was granted (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. For the year ended December 31, 2006 and 2005, $865 and $506, respectively, of stock-based compensation expense related to restricted stock was recorded. No stock-based compensation was recorded as expense in 2004.

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

In October 1999, the 1999 Stock Incentive Plan, subsequently amended and restated (the “1999 Plan”) was approved by the Company’s Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company’s initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. Since adoption, the Company has reserved an additional 12,023,687 shares of its common stock for issuance under the 1999 Plan bringing the total reserved under the 1999 plan to 13,523,687 shares, and the total reserved under the 1995 Plan and the 1999 Plan combined to 16,323,687 shares. The exercise price and term of options granted under the 1999 Plan are determined by the Company’s Board of Directors or by a committee they designate.

As part of the 1999 Plan, the Company adopted the 1999 Non-Employee Director Option Program (the “Director Plan”), which is administered under the 1999 Plan. Under the Director Plan, an automatic

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company’s Board of Directors which vest in three annual increments on the anniversary date of the grant date. Additionally, an annual option grant of 10,000 shares is given to each non-employee director on the date of the Company’s annual stockholders’ meeting if certain conditions are met. These options vest on the first anniversary of the grant date. The exercise price of the options under the Director Plan is the fair market value on the date of grant. In 2002, the Director Plan was further amended to allow for 20,000 shares to be granted to non-employee directors elected or appointed to the Board of Directors for the first time on or after March 29, 2002. These options vest and become exercisable in 36 equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable three years after the grant date. Upon the date of each annual stockholders meeting, each non-employee director who has been a member of the Company’s Board of Directors for at least six months prior to the date of the stockholders meeting will receive an automatic grant of options to acquire 12,000 shares of the Company’s common stock at an exercise price per share equal to fair market value of the common stock at the date of grant. These options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable one year after the grant date. The Director Plan was also amended to allow for the grant of options exercisable for 3,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant to each non-employee director who serves as a member of a committee of the Board of Directors immediately following each annual meeting of the Company’s stockholders, provided such non-employee director has been a member of the Company’s Board of Directors for at least six months prior to the date of the stockholders meeting.

These stock options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable one year after the date of grant. The Director Plan was amended on April 17, 2003 to clarify that committee-related option grants were to be made to non-employee directors serving only on “standing committees” of the Board of Directors. The Director Plan was also amended on May 2, 2003 to eliminate the requirement that a non-employee director must have been a member of the Company’s Board of Directors for at least six months prior to the date of the stockholders meeting in order to receive a committee-related option grant. The Director Plan was further amended on March 10, 2004 to provide that the Board of Directors may waive the issuance of option grants under the Director Plan, in whole or in part, for any particular year. The Board of Directors determined not to grant an option to purchase 3,000 shares of common stock to directors in 2004, 2005 and 2006 under the Director Plan for service on each standing committee of the Board of Directors.

The Director Plan was amended on May 3, 2006 to provide for changes to the types of equity compensation awards for non-employee directors effective at the Company’s 2006 Annual Meeting of Shareholders. Under these amendments, the annual option grant was reduced to 6,000 shares and a new annual grant of 2,400 shares of restricted stock was added. Annual restricted stock awards are subject to a forfeiture restriction that lapses as to 100% of the shares subject to the stock award one year after the grant date. The Board continues to have discretion to elect not to make the automatic annual option and restricted stock grants to continuing Board members and standing committee members.

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

Transactions involving the stock incentive plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2003	6,308,538	$16.98
Granted	1,429,952	11.95
Exercised	(160,622)	4.23
Canceled	(741,688)	16.00
Options outstanding, December 31, 2004	6,836,180	16.33
Granted	1,257,850	6.35
Exercised	(22,795)	2.23
Canceled	(702,599)	15.62
Options outstanding, December 31, 2005	7,368,636	14.74
Granted	1,246,160	6.52
Exercised	(44,584)	4.51
Canceled	(1,524,461)	13.26
Options outstanding, December 31, 2006	7,045,751	$13.67

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.50 – $ 5.96	851,979	7.71	$5.03	392,312	$4.06
$ 6.00 – $ 6.15	516,559	8.51	$6.07	187,422	$6.06
$ 6.16 – $ 6.99	616,566	9.07	$6.47	136,102	$6.49
$ 7.02 – $ 9.85	629,246	8.02	$8.43	411,825	$8.74
$10.29 – $12.23	632,937	6.96	$11.53	632,937	$11.53
$12.40 – $13.25	595,883	6.06	$12.82	595,883	$12.82
$13.38 – $14.13	792,000	4.17	$14.07	792,000	$14.07
$14.40 – $15.24	583,290	5.96	$15.10	583,290	$15.10
$15.25 – $17.00	695,297	5.92	$16.24	695,297	$16.24
$17.88 – $26.25	757,744	4.40	$21.03	757,744	$21.03
$27.50 – $53.94	374,250	3.17	$46.74	374,250	$46.74
$ 0.50 – $53.94	7,045,751	6.39	$13.67	5,559,062	$15.62

At December 31, 2006, the aggregate intrinsic value of outstanding and exercisable stock options was $6,365 and $2,792, respectively. The aggregate intrinsic value is based on our closing price of $8.79 on December 29, 2006, which would have been received by the optionees had all of the options with exercise prices less than $8.79 been exercised on that date.

At December 31, 2006, 5,775,055 shares were available for grant.

At December 31, 2005, 6,315,656 options were exercisable at a weighted average price of $16.16.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan, subsequently amended and restated (the “Purchase Plan”), the Company has authorized the issuance of 1,806,665 shares of common stock, 1,581,592 of which are available for purchase at December 31, 2006. The Purchase Plan allows eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of an employee’s base compensation, up to a maximum deduction of $10.6 per each plan period, not to exceed $21 per year, including commissions, bonuses and overtime, at a price equal to 85% of the lower of the fair value at the beginning or end of each enrollment period. The plan was suspended effective June 1, 2006.

An amended plan was reinstated effective November 2, 2006 which slightly modified the earlier plan. The changes included changing the plan periods from six to three months and the maximum deduction to $5.3 for each plan period. The plan periods are generally from December 1 to February 28, March 1 to May 31, June 1 to August 31 and from September 1 to November 30.

Warrants

The Company has in the past issued warrants and options for the purchase of common stock to certain non-employee partners, consultants and investors. As of the date of these financial statements, all such warrants have expired. Because these warrants are reflected in the Company’s Consolidated Statements of Stockholders’ Equity for the 2004 fiscal year, accounting rules require that we include in these notes certain information concerning these warrants.

In 2001, the Company issued 5,000 options to non-employees who provided consulting services and recorded expense related to those options of $42 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends; expected volatility of 100%; risk-free interest rate of 4.40%; and contractual life ranging from 0.5 to 3.0 years. In January 2002, 3,000 of these options expired. The remainder of these options expired in July of 2006.

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

(6)   Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

	Year ended December 31,
	2006	2005	2004
Domestic	$(10,892)	$(21,491)	$(7,226)
Foreign	(643)	(1,258)	(1,431)
Total	$(11,535)	$(22,749)	$(8,657)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

For the years ended December 31, 2006, 2005 and 2004, the Company was profitable in some foreign jurisdictions. Therefore, a provision for current foreign tax of $205, $348 and $365, respectively, was recorded. No provision was recorded for federal or state taxes. The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Income taxes computed at statutory rates	$(3,922)	$(7,734)	$(2,943)
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(466)	(930)	(270)
Change in valuation allowance	3,671	8,220	3,524
Statutory stock option expense	493	—	—
Recharge expenses	—	—	381
Amortization expenses	138	323	—
Other non-deductible	28	81	—
Generated research credits	—	—	(273)
Foreign rate differential, net of credits	250	169	89
Meals and entertainment	93	116	78
Other	(80)	103	(221)
Total	$205	$348	$365

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$44,577	$37,708
Research and experimentation credits	1,987	2,183
Accrued expenses and allowances	1,327	1,672
Deferred revenue	2,694	1,475
Deferred compensation	586	272
Foreign tax credit	331	331
Impairment of investments	192	192
Other	—	1
Total gross deferred tax assets	51,694	43,834
Less valuation allowance	(46,201)	(41,825)
Net deferred tax assets	5,493	2,009
Deferred tax liabilities:
Tax depreciation and amortization	5,493	2,009
Total deferred tax liabilities	5,493	2,009
Net deferred tax asset (liability)	$—	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company has recorded a full valuation allowance against deferred tax assets as it is not more likely than not that deferred tax assets will be recoverable. The net change in the total valuation allowance for the year ended December 31, 2006, 2005 and 2004 was an increase of $4,376, $7,254, and $3,617, respectively. Included in the valuation allowance at December 31, 2006 is $10,124 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $116,500 to offset against future income for foreign, federal and state tax purposes, and research and experimentation credits of approximately $2,000. These carryforwards expire through 2026 and 2024 respectively. Approximately $26,394 of the net operating loss carryforward will be allocated to contributed capital if subsequently recognized.

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

Information regarding geographic areas for the years ended December 31 is as follows:

	Years Ended December 31,
Revenue:	2006	2005	2004
United States	$83,161	$80,119	$72,173
International	21,086	20,934	20,774
	$104,247	$101,053	$92,947

Revenue is attributed to countries based on the location of the identifiable customers.

	December 31,
Long-lived tangible assets:	2006	2005
United States	$55,690	$60,123
International	6,208	3,985
	$61,898	$64,108

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

	December 31,
Intangible assets, net:	2006	2005
United States	$14,285	$15,826
International	1,089	1,338
	$15,374	$17,164

Major Customers

There was one customer that accounted for slightly over 10% of the Company’s revenues for the year ended December 31, 2006. No single customer accounted for 10% or more of the Company’s revenues for the year ended December 31, 2005 or 2004. No customer accounted for more than 10% of trade and unbilled accounts receivable at December 31, 2006. There was one customer that accounted for 11% of the Company’s trade and unbilled accounts receivable for the year ended December 31, 2005.

(8)   Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company’s restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company’s operations and prospects. On August 4, 2006, the court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal has been stayed pending the U.S. Supreme Court’s determination in another case of issues relating to the Private Securities Litigation Reform Act. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

appeal on September 22, 2006. The schedule for submission of appellate briefs has not been set. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement (other than defense costs incurred and expensed prior to May 31, 2003) is expected to be borne by the Company’s insurers. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing was held on April 26, 2006, but the court has not yet rendered its decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. On December 5, 2006, the United States Court of Appeals for the Second Circuit issued a decision vacating the order of the United States District Court for the Southern District of New York that had granted class certification for the plaintiffs and remanded the matter for further proceedings. There can be no assurance that the proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and the recent decision of the Court of Appeals vacating the order granting class certification, the Company cannot accurately predict the ultimate outcome of the matter.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Our contracts for driver license and other identification issuance systems and their related products typically include provisions imposing (i) development, delivery and installation schedules and milestones, (ii) customer acceptance and testing requirements and (iii) other performance requirements,  Such provisions are common in large scale government contracts at the state and federal levels. To the extent these provisions involve performance over extended periods of time, there may be increased risk of noncompliance. The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted from time to time, and may in the future assert, claims for compensatory or liquidated damages or breach of contract, or other claims alleging that the Company has failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. Management believes that these assertions are often part of the resolution process involving commercial disagreements over the terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. However, the Company’s failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in the Company incurring liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to the Company’s reputation. Such circumstances could have a material adverse effect on the Company’s business and financial results. The Company anticipates that future contracts will continue to have such provisions unless and until industry practices change.

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

A significant portion of our business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, we may generate substantial revenue that may not be subject to future renewal. Further, we may face competitive bids for a number of our major accounts in 2007. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards.

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

Performance Bonds

Some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we obtain letters of credit to secure our obligations under the bonds. The letters of credit may in turn require us to maintain large restricted cash reserves as security, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. Our failure to be able to provide such performance bonds may preclude us from bidding on new government contracts or maintaining our existing contracts for their full terms. In addition, these performance bonds may provide for security interests covering our receivables or other assets, which could cause additional financing to be more difficult or more expensive to obtain. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause our quarterly results to fluctuate and anticipated revenue to decrease significantly.

(9)   Related Party Transactions

In 2006, 2005 and 2004, the Company entered into services and licensing arrangements with a holder of common stock. The Company recognized $659, $486 and $638 in revenue for the years ended December 31, 2006, 2005 and 2004, respectively, in connection with these arrangements. At December 31, 2006 and 2005, net accounts receivable from this customer were $329 and $231, respectively. At December 31, 2006 and 2005, deferred revenue from this customer was $288 and $320, respectively.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

 (10)   Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2006
Total revenue	$27,193	$24,907	$26,733	$25,414
Total cost of revenue	19,648	16,677	16,719	15,725
Gross profit	7,545	8,230	10,014	9,689
Sales and marketing	4,539	4,685	3,440	3,691
Research, development and engineering	3,236	2,994	2,158	1,881
General and administrative	5,210	4,172	3,684	4,418
Amortization of intangibles	573	550	537	511
Intellectual property	431	481	460	402
Restructuring charges, net	—	547	—	—
Operating income (loss)	(6,444)	(5,199)	(265)	(1,214)
Net income (loss)	(6,172)	(4,869)	213	(912)
Net income (loss) per share—basic	(0.30)	(0.24)	0.01	(0.04)
Net income (loss) per share—diluted	(0.30)	(0.24)	0.01	(0.04)
2005
Total revenue	$24,379	$24,753	$26,781	$25,140
Total cost of revenue	16,077	16,560	17,043	18,492
Gross profit	8,302	8,193	9,738	6,648
Sales and marketing	3,777	3,889	4,295	3,816
Research, development and engineering	2,908	3,428	3,199	3,596
General and administrative	5,497	5,521	4,852	5,654
Amortization of intangibles	811	1,339	1,147	738
Intellectual property	536	467	528	483
Operating income (loss)	(5,227)	(6,451)	(4,283)	(7,639)
Net income (loss)	(5,120)	(6,217)	(4,228)	(7,532)
Net income (loss) per share—basic	(0.25)	(0.30)	(0.21)	(0.37)
Net income (loss) per share—diluted	(0.25)	(0.30)	(0.21)	(0.37)
2004
Total revenue	$23,658	$23,474	$23,520	$22,295
Total cost of revenue	15,275	15,222	14,199	14,679
Gross profit	8,383	8,252	9,321	7,616
Sales and marketing	2,781	3,062	3,376	3,689
Research, development and engineering	1,935	1,771	2,259	2,362
General and administrative	3,506	3,558	5,160	4,926
Amortization of intangibles	642	547	688	659
Intellectual property	455	573	505	629
Operating income (loss)	(936)	(1,259)	(2,667)	(4,649)
Net income (loss)	(786)	(1,271)	(2,467)	(4,498)
Net income (loss) per share—basic	(0.04)	(0.06)	(0.12)	(0.22)
Net income (loss) per share—diluted	(0.04)	(0.06)	(0.12)	(0.22)

EXHIBIT INDEX

Exhibit Number	Document

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

3.2

Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)

4.1	Reference is made to Exhibits 3.1 and 3.2
4.2

Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant’s preferred stock (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

4.3

Rights Agreement, dated as of November 16, 2004, between Digimarc Corporation and EquiServe Trust Company, N.A. together with: Exhibit A Form of Rights Certificate; Exhibit B Form of Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Certificate of Designation of the Series A Preferred Stock of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2004)

10.1

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.2

Registrant’s 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.3

Registrant’s Restated 1999 Stock Incentive Plan, as amended and restated on April 17, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)

10.4

Form of Notice of Stock Option Award and Stock Option Award Agreement for employees under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.5	Registrant’s 1999 Employee Stock Purchase Plan, as amended and restated on November 2, 2006, including forms of agreements thereunder
10.6

Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.7

Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.8

Registrant’s 2000 Non-Officer Employee Stock Incentive Plan, as amended and restated on February 19, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)

10.9	Registrant’s 1999 Non-Employee Director Option Program, as amended and restated May 3, 2006
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
10.21

Form of Performance Vesting Share Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.22

Form of Change of Control Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 4, 2007)

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