Form 10-Q
period 2007-03-31
DIGIMARC CORP
filed 2007-05-04
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(503) 469-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,	The Nasdaq Stock Market
$0.001 Par Value Per Share

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

As of April 30, 2007, there were 21,551,507 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$21,945	$23,135
Restricted cash	—	378
Trade accounts receivable, net	14,089	14,403
Inventory, net	7,130	6,600
Other current assets	1,999	2,273
Total current assets	45,163	46,789
Restricted cash	9,560	9,560
Property and equipment, net	65,378	61,898
Intangibles, net	14,899	15,374
Other assets, net	1,087	1,010
Total assets	$136,087	$134,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,644	$5,708
Accrued payroll and related costs	1,698	3,894
Deferred revenue	5,290	5,050
Other current liabilities	2,068	2,258
Total current liabilities	15,700	16,910
Long-term deferred revenue, net of current portion	7,556	5,345
Other long-term liabilities	770	885
Total liabilities	24,026	23,140
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (21,549,447 and 21,191,918 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	22	22
Additional paid-in capital	212,519	211,072
Accumulated other comprehensive income	137	137
Accumulated deficit	(100,617)	(99,740)
Total stockholders’ equity	112,061	111,491
Total liabilities and stockholders’ equity	$136,087	$134,631

(1)          Derived from the Company’s December 31, 2006 audited consolidated financial statements

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Service	$21,299	$22,290
Product and subscription	5,547	4,903
Total revenue	26,846	27,193
Cost of revenue:
Service	14,715	17,099
Product and subscription	2,100	2,549
Total cost of revenue	16,815	19,648
Gross profit	10,031	7,545
Operating expenses:
Sales and marketing	4,277	4,539
Research, development and engineering	2,042	3,236
General and administrative	4,098	5,210
Amortization of intangibles	500	573
Intellectual property	499	431
Total operating expenses	11,416	13,989
Operating income (loss)	(1,385)	(6,444)
Other income (expense):
Interest income	412	325
Interest expense	(19)	(16)
Other	(11)	48
Total other income, net	382	357
Income (loss) before provision for income taxes	(1,003)	(6,087)
Provision for income taxes	(19)	(85)
Net income (loss)	$(1,022)	$(6,172)
Net income (loss) per share—basic	$(0.05)	$(0.30)
Net income (loss) per share—diluted	$(0.05)	$(0.30)
Weighted average shares outstanding—basic	20,797	20,607
Weighted average shares outstanding—diluted	20,797	20,607

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in	Deferred stock		Accumulated other comprehensive income	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	Warrant	(loss)	Deficit	equity
BALANCE AT DECEMBER 31, 2005	20,808,994	$21	$209,337	$(1,519)	—	$137	$(88,000)	$119,976
Initial adjustment to adopt SFAS 123R	—	—	(1,519)	1,519	—	—	—	—
Exercise of stock options	44,584	1	201	—	—	—	—	202
Issuance of employee stock purchase plan shares	52,957	—	248	—	—	—	—	248
Issuance of restricted common stock	312,365	—	—	—	—	—	—	—
Purchase and retirement of common stock	(26,982)	—	(208)	—	—	—	—	(208)
Stock-based compensation expense	—	—	3,013	—	—	—	—	3,013
Net loss	—	—	—	—	—	—	(11,740)	(11,740)
BALANCE AT DECEMBER 31, 2006	21,191,918	22	211,072	—	—	137	(99,740)	111,491
Initial adjustment to adopt FIN 48	—	—	—	—	—	—	145	145
Exercise of stock options	64,354	—	388	—	—	—	—	388
Issuance of employee stock purchase plan shares	25,377	—	194	—	—	—	—	194
Issuance of restricted common stock	285,490	—	—	—	—	—	—	—
Purchase and retirement of common stock	(17,692)	—	(140)	—	—	—	—	(140)
Stock-based compensation expense	—	—	1,005	—	—	—	—	1,005
Net loss	—	—	—	—	—	—	(1,022)	(1,022)
BALANCE AT MARCH 31, 2007	21,549,447	$22	$212,519	$—	$—	$137	$(100,617)	$112,061

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(1,022)	$(6,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,921	3,818
Stock-based compensation expense	1,005	794
Increase (decrease) in allowance for doubtful accounts	1	(64)
Other non-cash charges	(29)	—
Changes in operating assets and liabilities:
Restricted cash	378	499
Trade and unbilled accounts receivable	313	2,595
Inventory, net	(530)	1,608
Other current assets	234	605
Other assets, net	(77)	33
Accounts payable	936	(1,396)
Accrued payroll and related costs	(2,196)	(830)
Deferred revenue	2,451	(844)
Other liabilities	24	(214)
Net cash provided by (used in) operating activities	5,409	432
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(6,897)	(769)
Sale or maturity of short-term investments	38,355	33,961
Purchase of short-term investments	(38,355)	(34,223)
Net cash provided by (used in) investing activities	(6,897)	(1,031)
Cash flows from financing activities:
Issuance of common stock	582	5
Purchase of common stock	(140)	—
Principal payments under capital lease obligations	(144)	(146)
Net cash provided by (used in) financing activities	298	(141)
Net increase (decrease) in cash and cash equivalents	(1,190)	(740)
Cash and cash equivalents at beginning of period	23,135	23,964
Cash and cash equivalents at end of period	$21,945	$23,224
Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$16
Cash paid for income taxes	$12	$—
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$—	$413

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(UNAUDITED)

1.                 The Company, Basis of Presentation

Description of Business

Digimarc Corporation (“Digimarc,” “the Company,” “our” or “we”) is a supplier of secure identity solutions and advanced technologies for use in media management. The Company’s solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 8, 2007. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Reclassifications

Certain amounts in the 2006 consolidated financial statements and notes thereon have been reclassified to conform to the current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

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

The following table shows the reconciliation of weighted average basic shares to weighted average diluted shares outstanding.

	Three Months Ended March 31,
	2007	2006
	Shares (in 000’S)
Basic EPS
Weighted average shares outstanding	20,797	20,607
Effect of Dilutive Securities
Options	—	—
Diluted EPS
Weighted average shares outstanding	20,797	20,607

Common stock equivalents related to stock options of 4,393 and 5,386 were excluded from diluted net loss per share calculations for the three-month periods ended March 31, 2007 and 2006, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 1,604 and 852 for the three-month periods ended March 31, 2007 and 2006, respectively, were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

3.                 Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25,

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of Staff Accounting Bulletin (“SAB”) 107 in the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three-month periods ended March 31, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements in the three-month periods ended March 31, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

Determining Fair Value Under SFAS 123(R)

Stock Options

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

Expected Life.   The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three months ended March 31, 2007 and 2006 generally vest over four years and have contractual terms of ten years.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended March 31,
	2007	2006
Expected life (in years)	5.8	6.0
Expected volatility	44%	53%
Risk-free interest rate	4.7%	4.7%
Expected dividend yield	0%	0%
Expected forfeiture rate	16%	14%
Fair value	$4.27	$3.89

Employee Stock Purchase Plans

The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan allowed employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each six-month plan period, up to a maximum deduction of $10.6 for each plan period, not to exceed $21 per year. Plan periods were generally from December 1 to May 31 and from June 1 to November 30. The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. No shares were purchased under the plan during the three months ended March 31, 2006  The plan was suspended effective June 1, 2006.

An amended plan was reinstated effective November 2, 2006 which slightly modified the earlier plan. The changes included changing the plan periods from six to three months and the maximum deduction to $5.3 for each plan period. The plan periods are generally from December 1 to February 28, March 1 to May 31, June 1 to August 31 and from September 1 to November 30. Employees purchased 25,377 shares under the plan during the three months ended March 31, 2007.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock and Performance Vesting Shares

During 2007 and 2006 the Compensation Committee of the Board of Directors awarded restricted stock shares under the Company’s 1999 Stock Incentive Plan, as amended, to certain officers, employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually one to four years, following the date of the grant. In addition the Compensation Committee awarded performance vesting shares under the 1999 Stock Incentive Plan, as amended, to certain officers and employees. The performance vesting shares vest in full (or terminate) based on the achievement of specified performance goals. Specific terms of the restricted stock awards and performance vesting share awards are governed by Restricted Stock Agreements and Performance Vesting Share Agreements between the Company and the award recipients.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the derived service period using the straight-line method.

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three months ended March 31, 2007 and 2006, which was incurred as follows:

	Three Months Ended March 31,
	2007	2006
Stock-based compensation:
Cost of revenue	$106	$54
Sales and marketing	207	122
Research, development and engineering	72	114
General and administrative	608	496
Intellectual property	12	8
Total stock-based compensation	$1,005	$794

At March 31, 2007, the Company had 1.7 million non-vested stock options that had a weighted average grant date price of $6.91. As of March 31, 2007, the Company had $9.9 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.59 years.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Stock Option Activity

As of March 31, 2007, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 7.3 million shares were outstanding, and options to purchase an additional 7.2 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended March 31, 2007:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	7,045,751	$13.67
Options granted	367,950	8.85
Options exercised	(64,354)	6.04
Options canceled	(70,459)	10.29
Options expired	—	—
Outstanding at March 31, 2007	7,278,888	$13.53	6.31 years
Exercisable at March 31, 2007	5,606,621	$15.50	5.52 years

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 5.96	834,284	7.51	$5.05	422,347	$4.26
$ 6.00 - $ 6.15	487,846	8.25	$6.07	196,376	$6.05
$ 6.16 - $ 6.99	575,772	8.83	$6.47	150,273	$6.48
$ 7.02 - $ 9.85	979,292	8.50	$8.57	446,231	$8.68
$10.29 - $12.23	634,737	6.77	$11.51	624,437	$11.53
$12.40 - $13.25	582,720	5.85	$12.82	582,720	$12.82
$13.38 - $14.13	792,000	3.92	$14.07	792,000	$14.07
$14.40 - $15.24	569,410	5.72	$15.11	569,410	$15.11
$15.25 - $17.00	690,677	5.67	$16.24	690,677	$16.24
$17.88 - $26.25	757,900	4.16	$21.03	757,900	$21.03
$27.50 - $53.94	374,250	2.93	$46.74	374,250	$46.74
$ 0.50 - $53.94	7,278,888	6.31	$13.53	5,606,621	$15.50

At December 31, 2006, 5,559,602 options were exercisable at a weighted average price of $15.62.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

At March 31, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $9,796 and $4,449, respectively. The aggregate intrinsic value is based on our closing price of $10.11 on March 30, 2007, which would have been received by the optionees had all of the options with exercise prices less than $10.11 been exercised on that date.

Restricted Stock and Performance Vesting Shares Activity

The following table reconciles the unvested balance of restricted and performance shares:

Number of Shares
Three-months ended March 31, 2007:
Unvested balance, December 31, 2006	444,032
Granted	285,490
Vested	(40,460)
Canceled	(3,000)
Unvested balance, March 31, 2007	686,062

4.                 Segment Information

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

Revenue by geographic areas is as follows:

	Three Months Ended March 31,
	2007	2006
United States	$20,520	$20,105
International	6,326	7,088
Total	$26,846	$27,193

Major Customers

One customer accounted for slightly over 10% of the Company’s revenues in both of the three-month periods ended March 31, 2007 and 2006.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. Plaintiffs’ appellate brief is due on April 27, 2007. We expect to file our appellate brief in late May of 2007. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we have informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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
(UNAUDITED)

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

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2007, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

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
(UNAUDITED)

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

6.                 Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2007. The Company has not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

7.                 Revenue Recognition

The Company’s revenue is comprised of service revenue from its government-issued credentials systems and related maintenance, installation and system integration services as well as product and subscription revenue which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company’s revenue recognition policy follows SEC SAB No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,” SOP 81-1 “Accounting for the Performance of Construction Type and Certain Production-Type Contracts,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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
(UNAUDITED)

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

•       Revenue related to an enhancement of, or upgrade to, an existing system is deferred and recognized over the remaining life of the contract unless VSOE can be established for the delivered items, title passes to those items and all obligations are completed in which case we recognize revenue at acceptance.

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
(UNAUDITED)

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

8.                 Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned which has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets.

	March 31, 2007	December 31, 2006
Billed trade receivables	$7,650	$8,990
Unbilled trade receivables	6,626	5,599
Trade accounts receivable	14,276	14,589
Allowance for doubtful accounts	(187)	(186)
Trade accounts receivable, net	$14,089	$14,403

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

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

Major Customers

No single customer accounted for more than 10% of the Company’s trade and unbilled accounts receivable, net at March 31, 2007 and at December 31, 2006.

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

	March 31, 2007	December 31, 2006
Equipment and deferred contract costs	$1,172	$1,046
Consumable materials	6,052	5,654
Inventory	7,224	6,700
Reserve for slow moving and obsolete items	(94)	(100)
Inventory, net	$7,130	$6,600

While the Company does not currently expect to be able to sell or otherwise use the reserved inventory on hand based upon our forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

10.          Income Taxes

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense in certain foreign jurisdictions. We have recorded a full valuation allowance against our domestic net deferred tax assets at March 31, 2007 due to the uncertainty of realization of the Company’s domestic net operating losses. The Company did record a foreign deferred tax asset of $124 at March 31, 2007 that it believes is more likely then not to be realized. We will continue to evaluate the realizability of our domestic and other foreign net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. Our consolidated financial statements as of and for the first quarter of 2007 reflect the impact of FIN 48, but the consolidated

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

financial statements for the first quarter of 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

As a result of the implementation of FIN 48, we recognized a $145 reduction in our net liability for uncertain tax positions previously recorded, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. As part of the FIN 48 implementation, we adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. On initial adoption of FIN 48, we recognized an additional $52 of accrued interest and penalties associated with uncertain tax positions in prior years, which reduced the overall adjustment to the January 1, 2007 retained earnings.

A summary reconciliation of our uncertain tax positions is listed below:

Beginning balance at January 1, 2007	$289
Additions for tax positions of prior years (interest and penalties)	52
Reductions for net tax positions of prior years	(196)
Revised balance at January 1, 2007	$145

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

12.          Related Party Transactions

During the three months ended March 31, 2007 and 2006, the Company recognized revenue of $138 and $125, respectively, from a holder of common stock pursuant to a license agreement. Net accounts receivable from this customer was $172 at March 31, 2007 and $329 at December 31, 2006. Deferred revenue from this customer was $238 at March 31, 2007 and $288 at December 31, 2006.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

13.          Quarterly Selected Financial Information

The following table shows the quarterly reported numbers.

Quarter ended:	March 31	June 30	September 30	December 31
2007
Total revenue	$26,846
Total cost of revenue	16,815
Gross profit	10,031
Sales and marketing	4,277
Research, development and engineering	2,042
General and administrative	4,098
Amortization of intangibles	500
Intellectual property	499
Restructuring charges, net	—
Operating income (loss)	(1,385)
Net income (loss)	(1,022)
Net income (loss) per share—basic	(0.05)
Net income (loss) per share—diluted	(0.05)
2006
Total revenue	$27,193	$24,907	$26,733	$25,414
Total cost of revenue	19,648	16,677	16,719	15,725
Gross profit	7,545	8,230	10,014	9,689
Sales and marketing	4,539	4,685	3,440	3,691
Research, development and engineering	3,236	2,994	2,158	1,881
General and administrative	5,210	4,172	3,684	4,418
Amortization of intangibles	573	550	537	511
Intellectual property	431	481	460	402
Restructuring charges, net	—	547	—	—
Operating income (loss)	(6,444)	(5,199)	(265)	(1,214)
Net income (loss)	(6,172)	(4,869)	213	(912)
Net income (loss) per share—basic	(0.30)	(0.24)	0.01	(0.04)
Net income (loss) per share—diluted	(0.30)	(0.24)	0.01	(0.04)

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A (Risk Factors) of this Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 8, 2007, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Overview

Digimarc (“Digimarc,” “the Company,” “our” or “we”) is a supplier of secure identification documents (“IDs”) and digital watermarking technology for use in media management. Our secure ID solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud and facilitate the effectiveness of voter identification programs. We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music, television, and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

The substantial majority of our revenue is generated pursuant to long-term contracts (normally five or more years) with government agencies—primarily state government agencies responsible for driver license issuance, a consortium of central banks, and national governments of foreign countries. These customers rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes. The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners.

Secure ID Solutions

We issue more than 60 million IDs annually and are the leading supplier of government-issued citizen IDs in North America, producing more than two-thirds of all driver licenses issued in the United States (the “U.S.”)   We have also provided secure ID solutions to approximately 25 foreign governments.

In North America, most of our revenue is generated through the issuance of state driver licenses and other IDs and is paid in the form of a fixed price per credential issued. In North America, we are generally a prime contractor, providing full issuance systems to federal, state, and provincial departments of motor vehicles or other government issuing authorities. These systems typically include hardware (including specialized cameras, printers, personal computers and servers), software, consumable supplies (such as ribbons, blank or preprinted card materials and laminated and related consumables) and ongoing support services. These systems may also involve software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all equipment, software and consumables associated with the system and are responsible for maintaining the system over the contractual period.

In markets outside of North America, we generally provide driver license, national identification, and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators, and others. In these markets, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we generally are responsible for delivering hardware, software, or consumables, and some degree of integration services to the prime contractor; whereas as a prime contractor, we are responsible for integrating all components of the system to the customer’s specifications.

Outside of North America, our revenues are typically generated from sales of equipment and/or consumables to government agencies or their prime contractors. These sales may occur at irregular intervals, carry relatively low margins and cause variations in quarterly revenue and gross profit trends. We enter into low margin contracts and transactions from time to time to maintain market presence and build relationships with customers and business partners, and often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is less predictable than our service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year.

Seasonality.   We have observed seasonality in our U.S. driver license issuance revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. The fourth quarter is usually the seasonally lowest quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of the seasonality of our revenues and straight line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins in the second and third quarters when our issuance revenues are higher and decreasing margins in the first and fourth quarters when our issuance revenues are typically lower.

Variability of Capitalized and Deferred Costs.   Our driver license and ID issuance programs generally require that we incur significant costs in developing, building and deploying new systems that may be sold outright upon completion or used in generating recurring revenue in the future. Certain labor and other costs relating to these new systems may be deferred and expensed upon completion, or capitalized and amortized over the life of the relevant contract, rather than expensed in the quarter in which they are incurred. We may experience variability in our operating income, depending on the extent to which we are able to capitalize or defer these costs. If we are able to win new business, our capitalized or deferred costs and operating income may increase as a result of an increased allocation of labor resources to capitalized or deferred items. On the other hand, if we experience delays or reductions in new business, our capitalized or deferred costs may decrease, which may result in an increase in operating expenses for the relevant quarter and a decrease in operating income.

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

Since contract-specific program assets are tracked on a contract basis, the finding that contracts are routinely extended beyond the original term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the useful life of contract-related assets is generally longer than the original term of the contract. Given these findings, we concluded that it was appropriate to change the estimated useful lives of these assets for purposes of depreciation. In addition, the change in useful lives achieves a better matching of the utility of these assets with the resulting revenues. For the year ended December 31, 2006, we performed an updated analysis on contract specific assets which resulted in no change to our previous conclusions. We will continue to analyze the useful lives of contract specific assets in future periods. The financial impact of this change is discussed below under the “Cost of Revenue” heading.

Backlog

Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of March 31, 2007 will generate approximately $230 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $65 million of this amount to be recognized as revenue during the remainder of 2007. This amount includes production volumes reasonably expected to be achieved under currently effective contracts and government orders that are firm but not yet funded.

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

Over the next few years, we anticipate several States to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another factor that could affect backlog in this period is the revenue model utilized for a particular customer. From time to time we have sales to our customers that are not made on a price-per-card basis, but instead include hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

There is no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such realization may change.

Restructuring

During the last half of 2005 and continuing during 2006, the Company restructured its operations to improve productivity and reduce fixed costs. During the second quarter of 2006 we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce was reduced by over 30% since mid 2005. Our actions included the redeployment and reallocation of resources to better align with our operating strategies.

Additional Information

A more detailed discussion of our business is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Stock-Based Compensation:   We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under SFAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock options and employee stock purchases. Our determination of the fair value of these stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of these stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that resulted in a factor applied to the fair market value of the Company’s common stock on the date of the grant (measurement date), and is being recognized over the derived service period using the straight-line method.

Results of Operations

The following table presents our consolidated statements of operations data for the periods indicated as a percentage of total revenue.  Unless otherwise indicated, all references to the three-month period relate to the three-month period ended March 31, 2007 and all changes discussed with respect to such period reflect changes as compared to the three-month period ended March 31, 2006.

	Three Months Ended March 31,
	2007	2006
Revenue:
Service	79%	82%
Product and subscription	21	18
Total revenue	100	100
Cost of revenue:
Service	55	63
Product and subscription	8	9
Total cost of revenue	63	72
Gross profit	37	28
Operating expenses:
Sales and marketing	16	17
Research, development and engineering	7	12
General and administrative	15	19
Amortization of intangibles	2	2
Intellectual property	2	2
Total operating expenses	42	52
Operating income (loss)	(5)	(24)
Other income (expense):
Interest income	1	1
Interest expense	0	0
Other	0	0
Total other income, net	1	1
Income (loss) before provision for income taxes	(4)	(23)
Provision for income taxes	0	0
Net income (loss)	(4)%	(23)%

Revenue

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Revenue:
Service	$21,299	$22,290	$(991)	(4)%
Product and subscription	5,547	4,903	644	13%
Total	$26,846	$27,193	$(347)	(1)%
Revenue (as % of total revenue):
Service	79%	82%
Product and subscription	21%	18%
Total	100%	100%

Service.   Service revenue consists primarily of:

•        card production on a price-per-card basis,

•        software development services, and

•        hardware and software maintenance.

The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements.

Service revenue decreased for the three-month period  primarily as a result of lower production volumes from Haiti’s voter identification project that was a non-recurring sale and the impact of certain States that changed their driver license renewal periods, and a short-term revenue increase from Latvia in 2006, offset by increased program work from the consortium of central banks.

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

Product and subscription revenue increased for the three-month period primarily as a result of additional payments from a cash basis customer and increased product sales to our international customers, offset by a net decrease in non-recurring sales to two international customers.

Revenue by Geography

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Revenue by geography:
Domestic	$20,520	$20,105	$415	2%
International	6,326	7,088	(762)	(11)%
Total	$26,846	$27,193	$(347)	(1)%
Revenue (as % of total revenue):
Domestic	76%	74%
International	24%	26%
Total	100%	100%

Domestic revenue increased for the three-month period primarily as a result of increased payments from a cash basis customer and increased program work from the consortium of central banks, offset by lower production revenues from various states, including California and Iowa.

International revenue decreased for the three-month period primarily as a result of lower production volumes from Haiti’s voter identification project that was a non-recurring sale and a short-term revenue increase from Latvia in 2006, offset by additional product sales to Ghana.

Cost of Revenue

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Cost of revenue:
Service	$14,715	$17,099	$(2,384)	(14)%
Product and subscription	2,100	2,549	(449)	(18)%
Total	$16,815	$19,648	$(2,833)	(14)%
Cost of revenue (as % of related revenue components):
Service	69%	77%
Product and subscription	38%	52%

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

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

Cost of service revenue decreased for the three-month period primarily as a result of:

•        decreased employee compensation-related expenses of $0.6 million as part of the restructuring initiative,

•        decreased contract and temporary labor of $0.5 million as part of the cost cutting initiative under which a number of contractors were converted to employees at lower average costs,

•        decreased costs of approximately $1.0 million related to resource allocations; in 2006 resources were allocated to projects that were of an operating expense nature and in 2007 resources were allocated to capital projects, offset by

•        increased depreciation expense of $0.2 million related to programs completed in the later half of 2006 or implemented during the quarter, and

•        increased allocated infrastructure and centralized costs of $0.2 million primarily due to the redeployment of resources to program activities as part of our restructuring initiative during the prior year.

Product and subscription.   Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue decreased for the three-month period primarily as a result of lower direct material costs of $0.5 million relating to consumable sales to our international customers.

The costs included in our cost of revenue fall under three categories as described below:

Cost of Revenue Components

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Cost of revenue:
Variable	$7,611	$8,317	$(706)	(8)%
Fixed field support and manufacturing	6,439	8,743	(2,304)	(26)%
Program depreciation	2,765	2,588	177	7%
Total	$16,815	$19,648	$(2,833)	(14)%
Cost of revenue (as % of total revenue):
Variable	29%	31%
Fixed field support and manufacturing	24%	32%
Program depreciation	10%	9%
Total	63%	72%

Variable costs include:

•        the price of materials and labor to produce an identification card,

•        direct costs of hardware and software delivered, and

•        other costs that are variable in nature.

The decrease in variable costs for the three-month period was primarily due to decreased, sales of consumables to our international customers combined with improved margins on sales to certain customers.

Fixed field support and manufacturing costs include:

•        field operations and support costs,

•        manufacturing costs, and

•        supply chain costs.

The decrease in fixed costs for the three-month period was primarily due to our focus on improving certain programs during the quarter ended March 31, 2006. As a result of these actions, fewer expenditures were capitalized to the balance sheet and fixed support costs increased for the three months ended March 31, 2006. After improving the efficiencies in these programs, our fixed costs returned to more normal levels.

Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the useful lives of the assets to which the costs relate.

The slight increase in program depreciation was primarily due to delivery of new programs in the later half of 2006 or implemented during the quarter ended March 31, 2007.

Gross Profit

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Gross profit
Service	$6,584	$5,191	$1,393	27%
Product and subscription	3,447	2,354	1,093	46%
Total	$10,031	$7,545	$2,486	33%
Gross profit (as % of related revenue components):
Service	31%	23%
Product and subscription	62%	48%
Total	37%	28%

The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006 was primarily due to the reasons described above under “Cost of Revenue.”

Operating Expenses

Sales and marketing

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Sales and marketing	$4,277	$4,539	$(262)	(6)%
Sales and marketing (as % of total revenue)	16%	17%

Sales and marketing expenses consist primarily of:

•        compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers,

•        recruiting expenses,

•        travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches,

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The slight decrease in sales and marketing expense for the three-month period resulted primarily from:

•        decreased employee compensation-related expenses of $0.4 million as part of the restructuring initiative that was accelerated in the second quarter of 2006, offset by

•        increased professional fees and marketing costs of $0.3 million in connection with business initiatives relating to the REAL ID Act.

We anticipate that we will continue to invest in sales and marketing expenses at current levels.

Research, development and engineering

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Research, development and engineering	$2,042	$3,236	$(1,194)	(37)%
Research, development and engineering (as % of total revenue)	7%	12%

Research, development and engineering expenses consist primarily of :

•        compensation, benefits and related costs of software developers and quality assurance personnel

•        payments to outside contractors,

•        the purchase of materials and services for product development, primarily in the card systems area,

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The decrease for the three-month period resulted primarily from:

•        decreased employee compensation-related expenses of $0.4 million resulting from the restructuring initiative, and

•        decreased allocated infrastructure and centralized costs of $0.2 million primarily due to the redeployment of resources as part of our restructuring initiative during the prior year,

We anticipate that we will continue to invest in research, development and engineering expenses at current levels in the near term to support certain ongoing product initiatives, while working to moderate spending in the longer term.

General and administrative

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
General and administrative	$4,098	$5,210	$(1,112)	(21)%
General and administrative (as % of total revenue)	15%	19%

General and administrative expenses consist primarily of:

•        compensation, benefits and related costs of executive, finance and administrative personnel,

•        legal, human resources and other professional fees,

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The decrease for the three-month period resulted primarily from:

•        decreased audit, consulting and legal fees of $0.8 million.

We anticipate that we will continue to invest in our general and administrative expenses at current levels in the near term while continuing to examine means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

Amortization of intangible assets

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Amortization of intangibles	$500	$573	$(73)	(13)%
Amortization of intangibles (as % of total revenue)	2%	2%

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

The slight decrease in amortization of intangible assets for the three-month period resulted primarily from extended amortization periods from contract extensions with several domestic customers.

Intellectual property

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Intellectual Property	$499	$431	$68	16%
Intellectual Property (as % of total revenue)	2%	2%

Intellectual property costs primarily consist of:

•        employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans,

•        costs associated with documenting, applying for, maintaining patents

•        stock-based compensation expense, and

•        charges for infrastructure and centralized costs.

The slight increase in intellectual property expenses for the three-month period resulted primarily from expenses related to consulting fees paid to third-party agents and government fees related to patent and other intellectual property work, industry specific software and charges for infrastructure and centralized costs.

Stock-based compensation.   Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of Staff Accounting Bulleting (“SAB”) 107 in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three-month periods ended March 31, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements in the three-month periods ended March 31, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

The expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below:

	Three Months Ended		Dollar	Percent
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(in 000’S)
Cost of revenue	$106	$54	$52	96%
Sales and marketing	207	122	85	70%
Research, development and engineering	72	114	(42)	(37)%
General and administrative	608	496	112	23%
Intellectual property	12	8	4	50%
Total	$1,005	$794	$211	27%

The increase in stock-based compensation expense was primarily due to the increase in the Company’s stock price and the effect of the timing of grants of stock-based awards.

We anticipate an additional $9.9 million in stock-based compensation expense through fiscal 2011 for awards outstanding as of March 31, 2007. The future effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise.

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.38 million for the three-month period ended March 31, 2007, compared to $0.36 million for the three-month period ended March 31, 2006. The slight increase resulted primarily from higher interest earned on cash and investment balances, which was partially offset by higher interest expense related to capitalized leases.

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. We have recorded a full valuation allowance against domestic net deferred tax assets at March 31, 2007 due to the uncertainty of realization of the Company’s net domestic operating losses. The Company did record a $124 foreign deferred tax asset that it believes is more likely then not to be recognized in the future. We will continue to evaluate the realizability of our domestic and foreign net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents, restricted cash, and short-term investments of $31.5 million, representing a decrease of approximately $1.6 million from $33.1 million at December 31, 2006. The decrease primarily resulted from the increase in capital investments in new program implementations, including the purchase of fixed assets. As of March 31, 2007, $9.6 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at March 31, 2007 was $29.5 million, compared to working capital of $29.9 million at December 31, 2006.

The $5.4 million of cash provided by operations for the three-month period ended March 31, 2007 compares favorably to the $0.4 million of cash provided by operations for the three-months ended March 31, 2006. The components of operating cash flows were:

	Three Months Ended March 31,
	2007	2006
	(in 000’S)
Net loss	$(1,022)	$(6,172)
Non-cash items	4,898	4,548
Changes in operating assets and liabilities	1,533	2,056
Net cash provided by (used in) operating activities	$5,409	$432

The major changes in the non-cash charges related to:

•        increases in depreciation and amortization from $3.8 million to $3.9 million primarily related to delivery of new programs in the later half of 2006 or implemented during the quarter ended March 31, 2007, offset by the change in estimated useful lives of our program assets, and

•        increased stock-based compensation expense from $0.8 million to $1.0 million primarily related to the increase in the Company’s stock price and the effect of the timing of grants of stock-based awards.

The major changes in the operating assets and liabilities for the three-month period ended March 31, 2007 primarily related to:

•        increase in deferred revenue of $2.5 million resulting from an increased backlog of future revenues, offset by

•        decrease in accrued payroll and related costs of $2.2 million reflecting payment of accrued benefits related to the prior year.

The major changes in operating assets and liabilities for the three-month period ended March 31, 2006 primarily related to:

•        decreases of $2.6 million in trade and unbilled accounts receivable, net and $1.6 million in inventory, net reflecting improved asst management, offset by

•        decrease in accounts payable of $1.4 million reflecting lower level of operating expenses.

The $6.9 million of cash used in investing activities for the three-month period ended March 31, 2007 primarily related to the purchase of property and equipment on new contracts signed over the prior year, including capitalization of labor costs of $1.6 million.

The $ 1.0 million of cash provided by investing activities for the three-month period ended March 31, 2006 primarily related to $0.3 million in net purchase of short-term investments and $0.8 million for the purchase of property and equipment, including capitalization of labor costs of $0.3 million.

The $0.3 million of cash provided by financing activities for the three-month periods ended March 31, 2007 resulted primarily from the net issuance of stock of $0.4 million, offset by principal payments on capital leases of $0.1 million.

The $0.1 million of cash used in financing activities for the three-month period ended March 31, 2006 resulted primarily from the principal payments on capital leases of $0.1 million, partially offset by the proceeds from the issuance of stock.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $7.5 million as of March 31, 2007, and are payable in monthly installments through November 2010. Our obligations under non-cancelable capital leases, which totaled $0.9 million as of March 31, 2007, are payable in monthly installments through June 2011.

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

We have driver license contracts with various states that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $9 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

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

In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities, although at this time we believe that our long-term working capital is sufficient to cover our foreseeable capital expenditures. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

On April 13, 2007, we filed a shelf registration with the SEC. The shelf registration is intended to provide us flexibility to raise funds from time to time over a period of up to 3 years, subject to market conditions and our capital needs.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2007. The Company has not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in Item 1A or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

•       trends and expectations in revenue growth, including, but not limited to, statements regarding the temporary nature of the decrease in ID systems bid activity in 2006 and the expected increase of such activity in the future, and statements regarding anticipated growth in U.S. driver license revenues due to broadening use of the driver license as a secure credential;

•       our future level of investment in our business, including investment in development of products and technology, acquisition of new customers and development of new market opportunities;

•       our ability to improve margins;

•       anticipated expenses, costs, margins and investment activities in the foreseeable future;

•       anticipated revenue to be generated from current contracts and as a result of new programs;

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

•       our use of cash in upcoming quarters;

•       anticipated levels of backlog and bid activity in future periods;

•       anticipated levels of stock-based compensation expense in future periods and the future effect of our adoption of SFAS 123(R); and

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 have not changed materially.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. Plaintiffs’ appellate brief is due on April 27, 2007. We expect to file our appellate brief in late May of 2007. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we have informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

We are subject, from time to time, to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that, as of March 31, 2007, the final disposition of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 1A.                Risk Factors

Our business, financial condition, results of operation and cash flows may be affected by a number of factors, including the factors set forth below.

We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of March 31, 2007 was $100.6 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

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

New developments are expected to continue, and we do not assure you that discoveries by others, including current and potential competitors, will not render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than currently anticipated to develop new products and services, which in turn may require greater revenue streams from such products and services to cover developmental costs. Many of the companies that currently compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and national or international in scope and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We do not assure you that we will be able to compete successfully against current or future participants in our market or against alternative technologies, or that the competitive pressures we face will not decrease our revenue and profits in the future.

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

We do not assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our margins could decrease, and our release of new products and services and the deployment of our watermarking technology could be adversely affected.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. Similarly, without the continued contributions of our key finance personnel, we believe that our ability to meet our reporting obligations and operate successfully as a public company may be limited. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel in the future. It may not be practical for us to match the compensation certain of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. In addition, these circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. In addition, our business is based in part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, there is no assurance that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, there are no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

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

•       whether contracts have been extended or renewed, and the amount of capital expenditure associated with such extension or renewal;

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

We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. In addition, the Department of Homeland Security’s initiatives in passports and border crossing cards, as well as delays in disbursement of funding for REAL ID Act projects, could create confusion within the U.S. driver license market that may delay purchase decisions by government customers. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could affect the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and an adverse affect on profitability.

Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

Our business and strategy rely, in part, on deployment of our digital watermark reader technology by third-party software developers and original equipment manufacturers. For example, one form of our digital watermark reader is commonly deployed in image editing applications to permit users of these products to read watermarks embedded in imagery, and thereby discern the identities of image owners. Another form of our digital watermark reader is used in our anti-counterfeiting product offerings. If third parties who include our technologies in their products cease to do so, or we fail to obtain other partners that will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technologies would be adversely affected and, consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers.

Some of our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

Some of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenue will be from government and private-sector customers for providing security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence to these customers. We have not fully developed revenue models for certain of our future digital watermarking applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for such products and services will be effective.

The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

Our business relies on computers and other information technologies, both internal and at customer and vendor locations. In addition, many of the systems we sell manage private personal information and protect information involved in sensitive government functions. The protective measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures used in these systems could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Such protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

The loss of international customers or the failure to find new international customers could adversely affect our profitability and slow our growth.

We expect revenue from sales of products and services to governments and other customers outside the U.S. to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the United States, including the following:

•       changes in foreign government regulations and security requirements;

•       export license requirements, tariffs and taxes;

•       trade barriers;

•       difficulty in protecting intellectual property;

•       difficulty in collecting accounts receivable;

•       currency fluctuations;

•       longer payment cycles than those for customers in the U.S.;

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

Our contracts for driver license and other identification issuance systems and related products typically include terms relating to time-based performance, development and delivery schedules, customer acceptance and testing, and other performance milestones. Because procedures often require compliance over extended periods of time, they give rise to an increased risk that we may fail to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. If we fail to meet such requirements or milestones, customers may assert against us compensatory or liquidated damages, breach of contract, or other claims. Consequently, our failure to meet contractual milestones or other performance requirements as promised could result in our having to incur increased costs, lower margins, or compensatory obligations, in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions.

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

In addition to our normal price-per-card issuance contracts, we occasionally enter into agreements to sell entire systems or portions of a system for an agreed upon price. These contracts normally do not have clauses that allow for recovery of cost overruns. Under these contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. We have experienced low margins or losses on some of these contracts in the recent past. These contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

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

We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. The loss of one or more of these suppliers could have a material adverse effect on our ability to perform effectively, if at all, under some of our contracts.

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

Effective protection of intellectual property rights may be unavailable or limited, both in the U.S. and in other countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both in the U.S. and in various other countries. However, we do not assure you that pending patents will be issued or that issued patents will be valid or enforceable. Failure to obtain such patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We do not assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights we hold.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly outside the U.S. where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S..

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

We currently are engaged in litigation relating to the initial public offering of our securities, in addition to the actions filed against us in connection with our previously announced accounting errors. These matters are discussed in greater detail in Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and in Note 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have incurred significant costs relating to these matters. Due to the inherent uncertainties of such litigation, the ultimate cost and outcome cannot be predicted.

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

There is no assurance that our disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

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

DIGIMARC CORPORATION
Date: May 4, 2007	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
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

10.1	Registrant’s 1999 Non-Employee Director Stock Incentive Program, as amended and restated on March 7, 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer