Form 10-Q
period 2007-06-30
DIGIMARC CORP
filed 2007-08-03
CIK 1089443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 21,608,076 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(UNAUDITED)

	June 30,	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,581	$23,135
Restricted cash	—	378
Short-term investments	1,715	—
Trade accounts receivable, net	16,358	14,403
Inventory, net	7,030	6,600
Other current assets	2,605	2,273
Total current assets	45,289	46,789
Restricted cash	9,560	9,560
Property and equipment, net	66,465	61,898
Intangibles, net	14,391	15,374
Other assets, net	956	1,010
Total assets	$136,661	$134,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,850	$5,708
Accrued payroll and related costs	2,007	3,894
Deferred revenue	6,078	5,050
Other current liabilities	1,666	2,258
Total current liabilities	15,601	16,910
Long-term deferred revenue, net of current portion	6,968	5,345
Other long-term liabilities	1,090	885
Total liabilities	23,659	23,140
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (21,627,455 and 21,191,918 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	22	22
Additional paid-in capital	213,955	211,072
Accumulated other comprehensive income	137	137
Accumulated deficit	(101,112)	(99,740)
Total stockholders’ equity	113,002	111,491
Total liabilities and stockholders’ equity	$136,661	$134,631

(1)          Derived from the Company’s December 31, 2006 audited consolidated financial statements

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Service	$22,538	$20,519	$43,837	$42,809
Product and subscription	4,826	4,388	10,373	9,291
Total revenue	27,364	24,907	54,210	52,100
Cost of revenue:
Service	15,089	15,002	29,804	32,101
Product and subscription	1,988	1,675	4,088	4,224
Total cost of revenue	17,077	16,677	33,892	36,325
Gross profit	10,287	8,230	20,318	15,775
Operating expenses:
Sales and marketing	4,365	4,685	8,642	9,224
Research, development and engineering	1,883	2,994	3,925	6,230
General and administrative	3,809	4,172	7,907	9,382
Amortization of intangibles	509	550	1,009	1,123
Intellectual property	476	481	975	912
Restructuring charges, net	—	547	—	547
Total operating expenses	11,042	13,429	22,458	27,418
Operating income (loss)	(755)	(5,199)	(2,140)	(11,643)
Other income (expense):
Interest income	362	341	774	666
Interest expense	4	(28)	(15)	(44)
Other	36	(5)	25	43
Total other income, net	402	308	784	665
Income (loss) before provision for income taxes	(353)	(4,891)	(1,356)	(10,978)
(Provision) benefit for income taxes	(142)	22	(161)	(63)
Net income (loss)	$(495)	$(4,869)	$(1,517)	$(11,041)
Net income (loss) per share—basic	$(0.02)	$(0.24)	$(0.07)	$(0.54)
Net income (loss) per share—diluted	$(0.02)	$(0.24)	$(0.07)	$(0.54)
Weighted average shares outstanding—basic	20,898	20,627	20,847	20,617
Weighted average shares outstanding—diluted	20,898	20,627	20,847	20,617

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in	Deferred stock	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	income	Deficit	equity
BALANCE AT DECEMBER 31, 2005	20,808,994	$21	$209,337	$(1,519)	$137	$(88,000)	$119,976
Initial adjustment to adopt SFAS 123R	—	—	(1,519)	1,519	—	—	—
Exercise of stock options	44,584	1	201	—	—	—	202
Issuance of employee stock purchase plan shares	52,957	—	248	—	—	—	248
Issuance of restricted common stock	312,365	—	—	—	—	—	—
Purchase and retirement of common stock	(26,982)	—	(208)	—	—	—	(208)
Stock-based compensation expense	—	—	3,013	—	—	—	3,013
Net loss	—	—	—	—	—	(11,740)	(11,740)
BALANCE AT DECEMBER 31, 2006	21,191,918	22	211,072	—	137	(99,740)	111,491
Initial adjustment to adopt FIN 48 (Note 10)	—	—	—	—	—	145	145
Exercise of stock options	97,399	—	588	—	—	—	588
Issuance of employee stock purchase plan shares	54,119	—	423	—	—	—	423
Issuance of restricted common stock	309,490	—	—	—	—	—	—
Purchase and retirement of common stock	(25,471)	—	(140)	—	—	—	(140)
Stock-based compensation expense	—	—	2,012	—	—	—	2,012
Net loss	—	—	—	—	—	(1,517)	(1,517)
BALANCE AT JUNE 30, 2007	21,627,455	$22	$213,955	$—	$137	$(101,112)	$113,002

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,517)	$(11,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,801	7,652
Stock-based compensation expense	2,012	1,576
Increase (decrease) in allowance for doubtful accounts	1	(164)
Other non-cash charges	(50)	(73)
Changes in operating assets and liabilities:
Restricted cash	378	(4,204)
Trade accounts receivable, net	(1,996)	1,765
Inventory, net	(430)	1,102
Other current assets	(332)	232
Other assets, net	54	69
Accounts payable	142	155
Accrued payroll and related costs	(1,887)	(250)
Deferred revenue	2,651	985
Other liabilities	(116)	(321)
Net cash provided by (used in) operating activities	6,711	(2,517)
Cash flows from investing activities:
Purchase of property and equipment, including capitalized labor costs, and intangibles	(11,109)	(3,437)
Sale or maturity of short-term investments	76,807	62,713
Purchase of short-term investments	(78,522)	(62,975)
Net cash provided by (used in) investing activities	(12,824)	(3,699)
Cash flows from financing activities:
Issuance of common stock	1,011	264
Purchase of common stock	(140)	—
Principal payments under capital lease obligations	(312)	(314)
Net cash provided by (used in) financing activities	559	(50)
Net increase (decrease) in cash and cash equivalents	(5,554)	(6,266)
Cash and cash equivalents at beginning of period	23,135	23,964
Cash and cash equivalents at end of period	$17,581	$17,698
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$44
Cash paid for income taxes	$323	$111
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$244	$582

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

The following table shows the reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	Shares (000’s) (Denominator)	Shares (000’s) (Denominator)	Shares (000’s) (Denominator)	Shares (000’s) (Denominator)
Basic EPS
Weighted average shares outstanding	20,898	20,627	20,847	20,617
Effect of Dilutive Securities
Options	—	—	—	—
Restricted stock and performance vesting shares	—	—	—	—
Diluted EPS
Weighted average shares outstanding	20,898	20,627	20,847	20,617

Common stock equivalents related to stock options of 4,429 and 4,366 were excluded from diluted net loss per share calculations for the three- and six-month periods ended June 30, 2007, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 1,550  and 1,565 for the three- and six-month periods ended June 30, 2007, respectively, were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

The effect of 5,632 and 5,324 outstanding stock options for the three- and six-months periods ended June 30, 2006, respectively, were excluded from the calculation of diluted net loss per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be anti-dilutive. In addition, common stock equivalents related to stock

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

options and restricted stock of 759 and 821 for the three- and six-months periods ended June 30, 2006, respectively, were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three- and six-month periods ended June 30, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements in the three- and six-month periods ended June 30, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

Expected Life.   The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three- and six-months ended June 30, 2007 and 2006 generally vest over four years and have contractual terms of ten years.

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

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life (in years)	5.8	6.0	5.8	6.0
Expected volatility	44%	53%	44%	53%
Risk-free interest rate	4.7%	4.7%	4.7%	4.7%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	16%	14%	16%	14%
Fair value	$4.76	$3.80	$4.36	$3.57

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Employee Stock Purchase Plans

The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan allowed employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each six-month plan period, up to a maximum deduction of $10.6 for each plan period, not to exceed $21 per year. Plan periods were generally from December 1 to May 31 and from June 1 to November 30. The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. There were 52,957 shares purchased under the Company’s stock purchase plan during the three- and six-month periods ended June 30, 2006. The plan was suspended effective June 1, 2006.

An amended plan was reinstated effective November 2, 2006 which slightly modified the earlier plan. The changes included changing the plan periods from six to three months and the maximum deduction to $5.3 for each plan period. The plan periods are generally from December 1 to February 28, March 1 to May 31, June 1 to August 31 and from September 1 to November 30. Employees purchased 28,742 shares and 54,119 shares under the plan during the three- and six-month periods ended June 30, 2007, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three- and six-month periods ended June 30, 2007 and 2006, which was incurred as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation:
Cost of revenue	$109	$84	$215	$138
Sales and marketing	185	134	392	256
Research, development and engineering	101	76	173	190
General and administrative	599	478	1,207	974
Intellectual property	13	10	25	18
Total stock-based compensation	$1,007	$782	$2,012	$1,576

At June 30, 2007, the Company had 1.5 million non-vested stock options that had a weighted average grant date price of $7.10. As of June 30, 2007, the Company had $9.1 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.45 years.

Stock Option Activity

As of June 30, 2007, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 7.2 million shares were outstanding, and options to purchase an additional 7.2 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended June 30, 2007:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2007	7,278,888	$13.53
Options granted	85,025	9.87
Options exercised	(33,045)	6.00
Options canceled	(94,660)	10.13
Options expired	—	—
Outstanding at June 30, 2007	7,236,208	$13.56	6.08 years
Exercisable at June 30, 2007	5,689,784	$15.32	5.35 years

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Six-months ended June 30, 2007:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	7,045,751	$13.67
Options granted	452,975	9.04
Options exercised	(97,399)	6.03
Options canceled	(165,119)	10.20
Options expired	—	—
Outstanding at June 30, 2007	7,236,208	$13.56	6.08 years
Exercisable at June 30, 2007	5,689,784	$15.32	5.35 years

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 5.96	823,763	7.28	$5.06	452,235	$4.41
$ 6.00 - $ 6.15	477,773	7.99	$6.07	222,101	$6.05
$ 6.16 - $ 6.99	530,140	8.61	$6.49	176,371	$6.49
$ 7.02 - $ 8.97	783,647	8.45	$8.42	319,442	$8.28
$ 9.00 - $12.23	888,843	6.98	$10.93	787,593	$11.07
$12.40 - $13.25	578,220	5.60	$12.82	578,220	$12.82
$13.38 - $14.13	786,500	3.65	$14.07	786,500	$14.07
$14.40 - $15.24	562,295	5.47	$15.10	562,295	$15.10
$15.25 - $17.00	672,877	5.43	$16.24	672,877	$16.24
$17.88 - $26.25	757,900	3.91	$21.03	757,900	$21.03
$27.50 - $53.94	374,250	2.68	$46.74	374,250	$46.74
$ 0.50 - $53.94	7,236,208	6.08	$13.56	5,689,784	$15.32

At December 31, 2006, 5,559,602 options were exercisable at a weighted average price of $15.62.

At June 30, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $8,646 and $4,471, respectively. The aggregate intrinsic value is based on the Company’s closing price of $9.81 on June 29, 2007, which would have been received by the optionees had all of the options with exercise prices less than $9.81 been exercised on that date.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Restricted Stock and Performance Vesting Shares Activity

The following table reconciles the unvested balance of restricted and performance shares:

Number of Shares
Three-months ended June 30, 2007:
Unvested balance, March 31, 2007	686,062
Granted	24,000
Vested	(19,200)
Canceled	(7,779)
Unvested balance, June 30, 2007	683,083

Number of Shares
Six-months ended June 30, 2007:
Unvested balance, December 31, 2006	444,032
Granted	309,490
Vested	(59,660)
Canceled	(10,779)
Unvested balance, June 30, 2007	683,083

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

Revenue by geographic areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Domestic	$21,219	$21,112	$41,739	$41,307
International	6,145	3,795	12,471	10,793
Total	$27,364	$24,907	$54,210	$52,100

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Major Customers

No single customer accounted for more than 10% of total revenue for the three- and six-month periods ended June 30, 2007. One customer accounted for approximately 11% of total revenue in the three-month period ended June 30, 2006 and approximately 10% of total revenue in the six-month period ended June 30, 2006.

5.                 Commitments and Contingencies

Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company’s restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company’s operations and prospects. On August 4, 2006, the court granted the Company’s motion to dismiss the lawsuit with prejudice and entered judgment in the Company’s favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal was stayed pending the recent U.S. Supreme Court’s determination in another case of issues relating to the Private Securities Litigation Reform Act, and briefing is scheduled to be completed by the end of the year. The Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June, and the Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company has informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

The Company’s contracts for driver license and other identification issuance systems and their related products typically include provisions imposing (i) development, delivery and installation schedules and milestones, (ii) customer acceptance and testing requirements and (iii) other performance requirements. Such provisions are common in large scale government contracts at the state and federal levels. To the extent these provisions involve performance over extended periods of time, there may be increased risk of noncompliance. The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

system program performance, and other contractual disputes. Customers have asserted from time to time, and may in the future assert, claims for compensatory or liquidated damages or breach of contract, or other claims alleging that the Company has failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. Management believes that these assertions are often part of the resolution process involving commercial disagreements over the terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. However, the Company’s failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in the Company incurring liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to the Company’s reputation. Such circumstances could have a material adverse effect on the Company’s business and financial results. The Company anticipates that future contracts will continue to have such provisions unless and until industry practices change.

In addition to the Company’s normal price-per-card issuance contracts, the Company occasionally enters into fixed price contracts. Fixed price contracts typically consist of agreements to sell entire systems or portions of a system for an agreed upon price. These contracts normally do not have clauses that allow for recovery of cost overruns. Under fixed price contracts, the Company provides specific tasks for a specific price and are typically paid on a milestone basis. The Company has experienced low margins or losses on such contracts in the recent past. Such contracts involve greater financial risks because the Company bears the risk if actual project costs exceed the amounts the Company is paid under the contracts. A material percentage of the Company’s revenues are derived from fixed price contracts and the Company’s reliance on fixed price contracts may grow.

A significant portion of the Company’s business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, the Company may generate substantial revenue that may not be subject to future renewal. Further, the Company may face competitive bids for a number of the Company’s major accounts in 2007 and 2008. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards.

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no law suits filed or amounts payable under such indemnification provisions, but from time to time, in the normal course of business, potential claims may be raised with and reviewed by the Company.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2007, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

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

Performance Bonds

Some governmental authorities require performance bonds that the Company is obligated to maintain during the life of the contract. Often, the terms of these bonds require that the Company obtain letters of credit to secure the Company’s obligations under the bonds. The letters of credit may in turn require us to maintain large restricted cash reserves as security, reducing the Company’s ability to use these funds for the Company’s other business purposes. Even with the availability of such cash reserve guarantees, the Company may not be able to obtain such performance bond underwriting at a favorable rate or at all. The Company’s failure to be able to provide such performance bonds may preclude us from bidding on new government contracts or maintaining the Company’s existing contracts for their full terms. In addition, these performance bonds may provide for security interests covering the Company’s receivables or other assets, which could cause additional financing to be more difficult or more expensive to obtain. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause the Company’s quarterly results to fluctuate and anticipated revenue to decrease significantly.

6.                 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for first fiscal year beginning after November 15, 2007. The Company is currently assessing the potential impact that adoption of this standard will have on the Company’s financial statements.

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

7.                 Revenue Recognition

The Company’s revenue is comprised of service revenue from its government-issued credentials systems and related maintenance, installation and system integration services as well as product and

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

subscription revenue, including hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company’s revenue recognition policy follows SEC SAB No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,” SOP 81-1 “Accounting for the Performance of Construction Type and Certain Production-Type Contracts,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Certain customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For the Company’s purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

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

•       Revenue related to an enhancement of, or upgrade to, an existing system is generally deferred and recognized over the remaining life of the contract. However, if VSOE can be established for the

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

delivered items and title passes to those items and all obligations are completed, then the Company recognizes revenue at acceptance.

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

•       Deferred revenue consists of billings and/or payments received in advance for professional services, subscriptions and hardware for which revenue has not been earned.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

8.                 Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned that has not been invoiced is classified as unbilled trade receivables in the consolidated balance sheets.

	June 30, 2007	December 31, 2006
Billed trade receivables	$9,795	$8,990
Unbilled trade receivables	6,750	5,599
Trade accounts receivable	16,545	14,589
Allowance for doubtful accounts	(187)	(186)
Trade accounts receivable, net	$16,358	$14,403

Trade accounts receivable, net includes $1.5 million at June 30, 2007 and $2.2 million at December 31, 2006 of deferred revenue, billed in accordance with the provisions of the contracts with the Company’s customers.

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

Major Customers

No single customer accounted for more than 10% of the Company’s trade and unbilled accounts receivable, net at June 30, 2007 and at December 31, 2006.

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

	June 30, 2007	December 31, 2006
Equipment and deferred contract costs	$1,599	$1,046
Consumable materials	5,545	5,654
Inventory	7,144	6,700
Reserve for slow moving and obsolete items	(114)	(100)
Inventory, net	$7,030	$6,600

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

While the Company does not currently expect to be able to sell or otherwise use the reserved inventory on hand based upon the Company’s forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

10.          Income Taxes

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense in certain foreign jurisdictions. The Company has recorded a full valuation allowance against the Company’s domestic net deferred tax assets at June 30, 2007 due to the uncertainty of realization of the Company’s domestic net operating losses. The Company did record a foreign deferred tax asset of $124 at March 31, 2007 that it believes is more likely than not to be realized. The Company will continue to evaluate the realizability of the Company’s domestic and other foreign net deferred tax assets and may record additional benefits in future earnings if the Company determines the realization of these assets is more likely than not.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. The Company’s consolidated financial statements for 2007 reflect the impact of FIN 48, but the consolidated financial statements for 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

As a result of the implementation of FIN 48, the Company recognized a $145 reduction in the Company’s net liability for uncertain tax positions previously recorded, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. As part of the FIN 48 implementation, the Company adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. On initial adoption of FIN 48, the Company recognized an additional $52 of accrued interest and penalties associated with uncertain tax positions in prior years, which reduced the overall adjustment to the January 1, 2007 retained earnings.

A summary reconciliation of the Company’s uncertain tax positions is listed below:

Beginning balance at January 1, 2007	$289
Additions for tax positions of prior years (interest and penalties)	52
Reductions for net tax positions of prior years	(197)
Revised balance at January 1, 2007	$144

The Company’s tax years for its foreign jurisdictions are subject to review for up to seven years after filing tax returns. Federal, state and foreign loss carryforwards and credits can generally be adjusted by taxing authorities at any time in the future. The entire amount of the uncertain tax positions if recognized would affect the effective tax rate.

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

12.          Related Party Transactions

During the three- and six-month periods ended June 30, 2007, the Company recognized revenue of $232 and $454, respectively, from a holder of common stock pursuant to a license agreement. In addition the Company recognized revenue of $120 and $245 for the three- and six-month periods ended June 30, 2006, respectively, from this stockholder. Net accounts receivable from this customer was $94 at June 30, 2007 and $329 at December 31, 2006. Deferred revenue from this customer was $188 at June 30, 2007 and $288 at December 31, 2006.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(UNAUDITED)

13.          Quarterly Selected Financial Information

The following table shows the quarterly reported numbers.

Quarter ended:	March 31	June 30	September 30	December 31
2007
Total revenue	$26,846	27,364
Total cost of revenue	16,815	17,077
Gross profit	10,031	10,287
Sales and marketing	4,277	4,365
Research, development and engineering	2,042	1,883
General and administrative	4,098	3,809
Amortization of intangibles	500	509
Intellectual property	499	476
Restructuring charges, net	—	—
Operating income (loss)	(1,385)	(755)
Net income (loss)	(1,022)	(495)
Net income (loss) per share—basic	(0.05)	(0.02)
Net income (loss) per share—diluted	(0.05)	(0.02)
2006
Total revenue	$27,193	$24,907	$26,733	$25,414
Total cost of revenue	19,648	16,677	16,719	15,725
Gross profit	7,545	8,230	10,014	9,689
Sales and marketing	4,539	4,685	3,440	3,691
Research, development and engineering	3,236	2,994	2,158	1,881
General and administrative	5,210	4,172	3,684	4,418
Amortization of intangibles	573	550	537	511
Intellectual property	431	481	460	402
Restructuring charges, net	—	547	—	—
Operating income (loss)	(6,444)	(5,199)	(265)	(1,214)
Net income (loss)	(6,172)	(4,869)	213	(912)
Net income (loss) per share—basic	(0.30)	(0.24)	0.01	(0.04)
Net income (loss) per share—diluted	(0.30)	(0.24)	0.01	(0.04)

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

Overview

Digimarc (“Digimarc,” “the Company,” “our” or “we”) is a supplier of secure identification documents (“IDs”) and digital watermarking technology for use in media management. Our secure ID solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud and facilitate the effectiveness of voter identification programs. We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music, television and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

The majority of our revenue is generated pursuant to long-term contracts (normally five or more years) with government agencies—primarily state government agencies responsible for driver license issuance, a consortium of central banks, and national governments of foreign countries. These customers rely on our expertise in systems design, integration and materials science, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes. The remainder of our revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners.

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

In the United States, Federal legislation, such as the federal legislation passed in May 2005 known as the REAL ID Act (the “REAL ID Act”) imposes certain federal requirements for State-issued driver licenses. These requirements will increase the security of driver licenses, require validation of applicants prior to issuance, and mandate certain changes in business processes relating to security and the sharing and storage of data.

The Company’s strategy regarding the anticipated opportunities relating to the REAL ID Act is to provide solutions that embody the key elements of the REAL ID Act: identity verification; document scanning and archiving; individual background checking; data and image sharing; and migration to and production of REAL ID Act compliant driver license documents. These solutions are available to customers as upgrades or complete issuance systems. Digimarc will also offer the States program management assistance to safely migrate to REAL ID Act compliance.

In markets outside of North America, we generally provide driver license, national identification and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators and others. In these markets, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we generally are responsible for delivering hardware, software, or consumables, and some degree of integration services to the prime contractor; whereas as a prime contractor, we are responsible for integrating all components of the system to the customer’s specifications.

Outside of North America, our revenues are typically generated from sales of equipment, software and/or consumables to government agencies or their prime contractors. These sales may occur at irregular intervals, carry relatively low margins and cause variations in quarterly revenue and gross profit trends. We enter into low margin contracts and transactions from time to time to maintain market presence and build relationships with customers and business partners, and often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is less predictable than our service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year.

Seasonality.   We have observed seasonality in our U.S. driver license issuance revenues, with larger revenues in the second and third quarter of the year, and generally lower revenues in the first and fourth quarters. The fourth quarter is usually the lowest quarter each year. We use the straight line method of depreciation and amortization for program-related assets. The combination of the seasonality of our revenues and straight-line depreciation and amortization can cause significant variations in quarterly gross margin trends, generally increasing margins in the second and third quarters when our issuance revenues are higher and decreasing margins in the first and fourth quarters when our issuance revenues are typically lower.

Variability of Capitalized and Deferred Costs.   Our driver license and ID issuance programs generally require significant cost to develop, build and deploy new systems. These new systems may be sold outright upon completion or used in generating recurring revenue in the future. Certain labor and other costs relating to these new systems may be deferred and expensed upon completion, or capitalized and amortized over the life of the relevant contract, rather than expensed in the quarter in which they are incurred. We may experience variability in our operating income, depending on the extent to which we are able to capitalize or defer these costs. If we are able to win new business, our capitalized or deferred costs and operating income may increase as a result of an increased allocation of labor resources to capitalized or deferred items. On the other hand, if we experience delays or reductions in new business, our capitalized or deferred costs may decrease, which may result in an increase in operating expenses for the relevant quarter and a decrease in operating income.

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

Backlog

Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of June 30, 2007 will generate approximately $225 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $40 million of this amount to be recognized as revenue during the remainder of 2007. This amount includes production volumes reasonably expected to be achieved under currently effective contracts and government orders that are firm but not yet funded.

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

Over the next few years, we anticipate several States to request bids on their driver license issuance system programs. This period of expected high bid activity could lead to additional backlog if we are successful with our bids. Another factor that could affect backlog in this period is the revenue model utilized for a particular customer. From time to time, we have sales to our customers that are not made on a price-per-card basis, but instead include hardware and consumable sales. Although these types of revenue models are positive growth indicators for our business, they can lead to lower reported backlog.

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

Revenue recognition on long-term service contracts:   We recognize revenue on long-term identification and driver license production contracts using primarily a price-per-card method. We use actual monthly volume amounts, if available, or we estimate the card production volume on a monthly basis for certain of these contracts in order to recognize revenue earned during the period. In the case of estimates, when the actual production information becomes available, which is typically within four weeks, we bill the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. These amounts represent our best estimates of cards produced and are based on historical trends, known events during the period, and discussions with contract representatives. Prior to publicly reporting our financial results, our practice is to compare the actual production volumes to estimated production volumes and adjust revenue amounts as necessary. Any estimated amounts are included in unbilled receivables on the balance sheet until the actual production information is available and the billing occurs. Any estimation process involves inherent risk. We reduce the inherent risk relating to production estimation through our approval and monitoring processes related to accounting estimates. We also evaluate contracts for multiple elements and account for these items under the appropriate accounting literature.

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

Results of Operations

The following table presents our consolidated statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references to the three and six-month periods relate to the three- and six-month periods ended June 30, 2007 and all changes discussed with respect to such period reflect changes as compared to the three- and six-month periods ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Service	82%	82%	81%	82%
Product and subscription	18	18	19	18
Total revenue	100	100	100	100
Cost of revenue:
Service	55	60	55	62
Product and subscription	7	7	8	8
Total cost of revenue	62	67	63	70
Gross profit	38	33	37	30
Operating expenses:
Sales and marketing	16	19	15	17
Research, development and engineering	7	12	7	12
General and administrative	14	17	15	18
Amortization of intangibles	2	2	2	2
Intellectual property	2	2	2	2
Restructuring charges, net	0	2	0	1
Total operating expenses	41	54	41	52
Operating income (loss)	(3)	(21)	(4)	(22)
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	0	0	0	0
Total other income, net	1	1	1	1
Income (loss) before provision for income taxes	(2)	(20)	(3)	(21)
Provision for income taxes	0	0	0	0
Net income (loss)	(2)%	(20)%	(3)%	(21)%

Revenue

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Revenue:
Service	$22,538	$20,519	$2,019	10%	$43,837	$42,809	$1,028	2%
Product and subscription	4,826	4,388	438	10%	10,373	9,291	1,082	12%
Total	$27,364	$24,907	$2,457	10%	$54,210	$52,100	$2,110	4%
Revenue (as % of total revenue):
Service	82%	82%			81%	82%
Product and subscription	18%	18%			19%	18%
Total	100%	100%			100%	100%

Service.   Service revenue consists primarily of:

•       card production on a price-per-card basis,

•       software development services, and

•       hardware and software maintenance.

The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements.

Service revenue increased for the three-month period ended June 30, 2007 compared to the corresponding three-month period ended June 30, 2006 primarily due to increased service revenue from our Mexico operation, which experienced a production hiatus during the 2006 national elections, and higher production revenues in our Canada operations from the implementation of services to several provinces under our Atlantic Canada contract which was signed in 2006. Offsetting these increases were lower revenues due to a combination of price and volume mix from various states.

The increase in service revenue for the six-month period ended June 30, 2007 compared to the corresponding six-month period ended June 30, 2006 was due primarily to increased project work from the consortium of central banks, increased revenue following the hiatus in our Mexico plant. These increases were offset by lower production volumes from Haiti’s voter identification project and lower revenue from Latvia, both of which were non-recurring in nature, and the negative impact of the change in certain states’ driver license renewal periods.

Product and subscription.   Product revenue consists primarily of the sale of equipment and consumables related to identification card production systems and software licenses that are variable in nature and occur from time to time. Subscription revenue consists primarily of royalty revenue from our intellectual property licenses and the sale of our web-based subscriptions related to various software products, both of which are more recurring in nature. Revenues from our licensing products have minimal associated costs and are nearly all margin.

Product and subscription revenue increased for the three-month period ended June 30, 2007 compared to the corresponding three-month period ended June 30, 2006 primarily due to increased sales from the District of Columbia, Russia and Mozambique. These increases was offset by lower revenues from other international customers that occur from time to time.

The increase in product and subscription revenue between the six-month period ended June 30, 2007 and the corresponding six-month period ended June 30, 2006 was due primarily to additional payments from a cash basis customer and a net increase in non-recurring sales to various international customers.

Revenue by Geography

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Revenue by geography:
Domestic	$21,219	$21,112	$107	1%	$41,739	$41,307	$432	1%
International	6,145	3,795	2,350	62%	12,471	10,793	1,678	16%
Total	$27,364	$24,907	$2,457	10%	$54,210	$52,100	$2,110	4%
Revenue (as % of total revenue):
Domestic	78%	85%			77%	79%
International	22%	15%			23%	21%
Total	100%	100%			100%	100%

The increase in domestic revenue for the three-month period ended June 30, 2007 as compared to the corresponding three-month period ended June 30, 2006 was due primarily to increased payments from a cash basis customer. The increase was offset by lower revenues from a combination of price and volume mix from various states.

The increase in domestic revenue for the six-month period ended June 30, 2007 as compared to the corresponding six-month period ended June 30, 2006 was due primarily to increased payments from a cash basis customer and increased project work from the consortium of central banks. These increases were offset by lower revenues from a combination of price and volume mix from various states.

The increase in international revenue for the three-month period ended June 30, 2007 as compared to the corresponding three-month period ended June 30, 2006 was due primarily to increased revenue from our operation in Mexico following a hiatus there during the 2006 national elections, increased sales of consumables to Russia, increased production revenues in Canada and increased product sales to Mozambique.

The increase in international revenue for the six-month period ended June 30, 2007 as compared to the corresponding six-month period ended June 30, 2006 was due primarily to increased revenue from our operation in Mexico following a hiatus there during the 2006 national elections and increased product sales to Ghana. These increases were offset by lower production volumes from Haiti’s voter identification project and lower revenue from Latvia, both of which were non-recurring in nature.

Cost of Revenue

	Three Months		Dollar	Percent	Six Months		Dollar	Percent
	Ended June 30,		Increase	Increase	Ended June 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Cost of Revenue:
Service	$15,089	$15,002	$87	1%	$29,804	$32,101	$(2,297)	(7)%
Product and subscription	1,988	1,675	313	19%	4,088	4,224	(136)	(3)%
Total	$17,077	$16,677	$400	2%	$33,892	$36,325	$(2,433)	(7)%
Cost of Revenue (as % of related revenue components):
Service	67%	73%			68%	75%
Product and subscription	41%	38%			39%	45%

Service.   Cost of service revenue primarily includes:

•       costs of consumables used in delivering a service,

•       compensation for software developers, quality assurance personnel, product managers, field operations personnel, and outside contractors,

•       depreciation charges for machinery, equipment, software and capitalized labor,

•       deployment costs used specifically for service delivery,

•       provisions for obsolete and excess inventories,

•       travel costs directly attributable to service and development contracts,

•       stock-based compensation expense, and

•       charges for infrastructure and centralized costs.

Cost of service revenue increased for the three-month period ended June 30, 2007 compared to the corresponding three-month period ended June 30, 2006 primarily due to:

•       increase in consumables inventory costs of $1.0 million related to increased revenues, offset by

•       decreased employee compensation-related expenses of $0.9 million as part of the restructuring initiative.

Cost of service revenue decreased for the six-month period ended June 30, 2007 compared to the corresponding six-month period ended June 30, 2006 primarily due to:

•       decreased employee compensation-related expenses of $1.5 million as part of the restructuring initiative,

•       decreased contract and temporary labor of $0.5 million as part of the cost cutting initiative under which a number of contractors were converted to employees at lower average costs,

•       decreased costs of approximately $1.1 million related to resource allocations (for example, in 2006 resources were allocated to projects that were of an operating expense nature and in 2007 resources were allocated to capital projects), offset by

•       increased depreciation expense of $0.3 million related to programs completed in the later half of 2006 or implemented during the quarter, and

•       increased allocated infrastructure and centralized costs of $0.4 million primarily due to the redeployment of resources to program activities as part of our restructuring initiative during the prior year.

Product and subscription.   Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

Cost of product and subscription revenue increased for the three-month period ended June 30, 2007 compared to the corresponding three-month period ended June 30, 2006 primarily due to higher material costs of $0.3 million relating to hardware sales to both domestic and international customers.

Cost of product and subscription revenue slightly decreased for the six-month period ended June 30, 2007 compared to the corresponding six-month period ended June 30, 2006 primarily due to lower material costs of $0.5 million related to consumable sales, offset by higher hardware costs.

The costs included in our cost of revenue fall under three categories as described below:

Cost of Revenue Components

	Three Months Ended		Dollar	Percent	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase	June 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Cost of revenue:
Variable	$7,771	$6,454	$1,317	20%	$15,382	$14,771	$611	4%
Fixed field support and manufacturing	6,586	7,595	(1,009)	(13)%	13,025	16,338	(3,313)	(20)%
Program depreciation	2,720	2,628	92	4%	5,485	5,216	269	5%
Total	$17,077	$16,677	$400	2%	$33,892	$36,325	$(2,433)	(7)%
Cost of revenue (as % of total revenue):
Variable	28%	26%			29%	28%
Fixed field support and manufacturing	24%	30%			24%	32%
Program depreciation	10%	11%			10%	10%
Total	62%	67%			63%	70%

Variable.   Variable costs include:

•       the price of materials and labor to produce an identification card,

•       direct costs of hardware and software, and related labor, delivered, and

•       other costs that are variable in nature.

The increase in variable costs for the three-month period ended June 30, 2007 as compared to the corresponding three-month period ended June 30, 2006 was primarily due to increased material costs in Mexico related to increased revenues and higher hardware and material costs to certain international customers, including Mozambique and Russia that experienced higher revenues in 2007. The higher variable costs as a percent of revenues in 2007 is primarily attributable to a sales mix change from our international customers.

The slight increase in variable costs for the six-month period ended June 30, 2007 as compared to the corresponding six-month period ended June 30, 2006 higher material, hardware and consumable costs, offset by improved margins on sales to certain customers.

Fixed field support and manufacturing.   Fixed field support and manufacturing costs include:

•       field operations and support costs,

•       manufacturing costs, and

•       supply chain costs.

The decrease in fixed costs for the three- and six-month periods ended June 30, 2007 as compared to the three- and six-month periods ended June 30, 2006 was primarily due to the costs associated with our focus on improving certain programs during the three- and six-month periods ended June 30, 2006. As a result of these actions, fewer expenditures were capitalized to the balance sheet and fixed support costs increased. After improving the efficiencies in these programs, our fixed costs returned to more normal levels.

Program depreciation.   Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the useful lives of the assets to which the costs relate.

The slight increase in program depreciation for the three- and six-month periods ended June 30, 2007 as compared to the three- and six-month periods ended June 30, 2006 was primarily due to delivery of new programs, including Atlantic Canada, implemented during the first half of fiscal year 2007.

Gross Profit

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Gross Profit:
Service	$7,449	$5,517	$1,932	35%	$14,033	$10,708	$3,325	31%
Product and subscription	2,838	2,713	125	5%	6,285	5,067	1,218	24%
Total	$10,287	$8,230	$2,057	25%	$20,318	$15,775	$4,543	29%
Gross Profit (as % of related revenue components):
Service	33%	27%			32%	25%
Product and subscription	59%	62%			61%	55%
Total	38%	33%			37%	30%

The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the three- and six-month periods ended June 30, 2007 as compared to the three- and six-month periods ended June 30, 2006, was primarily due to commensurate changes in costs of revenues, as described above.

Operating Expenses

Sales and marketing

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Sales and marketing	$4,365	$4,685	$(320)	(7)%	$8,642	$9,224	$(582)	(6)%
Sales and marketing (as % of total revenue)	16%	19%			15%	17%

Sales and marketing expenses consist primarily of:

•       compensation, benefits and related costs of sales and marketing employees, product managers and sales engineers,

•       recruiting expenses,

•       travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches,

•       stock-based compensation expense, and

•       charges for infrastructure and centralized costs.

The slight decrease in sales and marketing expense for the three-month period ended June 30, 2007, as compared to the corresponding three-month period ended June 30, 2006, resulted primarily from:

•       decreased employee compensation-related expenses of $0.2 million as part of the restructuring initiative that was accelerated in the second quarter of 2006,

The slight decrease in sales and marketing expense for the six-month period ended June 30, 2007, as compared to the corresponding six-month period ended June 30, 2006, resulted primarily from:

•       decreased employee compensation-related expenses of $0.5 million as part of the restructuring initiative that was accelerated in the second quarter of 2006, offset by

•       increased professional fees and marketing costs of $0.3 million in connection with business initiatives relating to the REAL ID Act.

We anticipate that we will continue to invest in sales and marketing expenses at current levels.

Research, development and engineering

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Research, development and engineering	$1,883	$2,994	$(1,111)	(37)%	$3,925	$6,230	$(2,305)	(37)%
Research, development and engineering (as % of total revenue)	7%	12%			7%	12%

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

The decrease for the three-month period ended June 30, 2007, as compared to the corresponding three-month period ended June 30, 2006, resulted primarily from increased research, development and engineering costs of $1.1 million that we were able to capitalize to various programs, resulting in lower operating expenses.

The decrease for the six-month period ended June 30, 2007, as compared to the corresponding six-month period ended June 30, 2006, resulted primarily from:

•       increased research, development and engineering costs of $1.7 million that we were able to capitalize to various programs, resulting in lower operating expenses, and

•       decreased employee compensation-related expenses of $0.5 million resulting from our restructuring initiative.

We anticipate that we will continue to invest in research, development and engineering expenses at current levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

General and administrative

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
General and administrative	$3,809	$4,172	$(363)	(9)%	$7,907	$9,382	$(1,475)	(16)%
General and administrative (as % of total revenue)	14%	17%			15%	18%

General and administrative expenses consist primarily of:

•       compensation, benefits and related costs of executive, finance and administrative personnel,

•       legal, human resources and other professional fees,

•       stock-based compensation expense, and

•       charges for infrastructure and centralized costs.

The decrease for the three-month period ended June 30, 2007, as compared to the corresponding three-month period ended June 30, 2006, resulted primarily from decreased audit, consulting and legal fees of $0.3 million due to improved efficiencies in our operations, including less reliance on outside consultants.

The decrease for the six-month period ended June 30, 2007, as compared to the corresponding six-month period ended June 30, 2006, resulted primarily from decreased audit, consulting and legal fees of $1.1 million due to improved efficiencies in our operations, including less reliance on outside consultants.

We anticipate that we will continue to incur general and administrative expenses at current levels in the near term while continuing to examine means to reduce general and administrative spending as a percentage of revenue in the longer term.

Amortization of intangible assets

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Amortization of intangibles	$509	$550	$(41)	(7)%	$1,009	$1,123	$(114)	(10)%
Amortization of intangibles (as % of total revenue)	2%	2%			2%	2%

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

The slight decrease in amortization of intangible assets for the three- and six-month periods ended June 30, 2007, as compared to the corresponding three- and six-month periods ended June 30, 2006 resulted primarily from extended amortization periods from contract extensions with several domestic customers.

Intellectual property

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)	2007	2006	(Decrease)	(Decrease)
	(in 000’s)
Intellectual property	$476	$481	$(5)	(1)%	$975	$912	$63	7%
Intellectual property (as % of total revenue)	2%	2%			2%	2%

Intellectual property costs primarily consist of:

•       employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans,

•       costs associated with documenting, applying for, and maintaining patents and trademarks

•       stock-based compensation expense, and

•       charges for infrastructure and centralized costs.

The slight increase for the six-month period ended June 30, 2007, as compared to the corresponding six-month period ended June 30, 2006, resulted primarily from consulting fees paid to third-party agents and government fees related to patent and other intellectual property work.

We anticipate that we will continue to invest in intellectual property expenses at current levels.

Restructuring charges, net.

Three Months Ended June 30,
2006
(in 000’s)
Cost of revenue	$159
Sales and marketing	93
Research, development and engineering	248
General and administrative	47
Total	$547

During the second quarter of 2006, we accelerated productivity improvement initiatives and significantly reduced fixed costs in order to facilitate our effort to achieve profitability. The reduction in fixed costs included reduction of our workforce by nearly 20% since the beginning of 2006. The restructuring charge for the three-month period ended June 30, 2006 totaled $547, primarily due to employee severance and related costs. These restructuring charges were allocated out of the departments as noted above.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three- and six-month periods ended June 30, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s consolidated financial statements in the three- and six-month periods ended June 30, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

The expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in 000’s)
Cost of revenue	$109	$84	$215	$138
Sales and marketing	185	134	392	256
Research, development and engineering	101	76	173	190
General and administrative	599	478	1,207	974
Intellectual property	13	10	25	18
Total	$1,007	$782	$2,012	$1,576

The increase in stock-based compensation expense was primarily due to the increase in the Company’s stock price at grant date and the effect of the timing of grants of stock-based awards.

We anticipate an additional $9.1 million in stock-based compensation expense through fiscal 2011 for awards outstanding as of June 30, 2007. The future effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise.

Total other income, net.   Total other income, net consists primarily of interest received and paid. Total other income, net was $0.4 and $0.8 million for the three- and six-month periods ended June 30, 2007, respectively, compared to $0.3 and $0.7 million for the three- and six-month periods ended June 30, 2006. The net increase primarily resulted from higher interest earned on lower cash and investment balances.

Provision for Income Taxes.   The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. We have recorded a full valuation allowance against domestic net deferred tax assets at June 30, 2007 due to the uncertainty of realization of the Company’s net domestic operating losses. For the quarter ended March 31, 2007, the Company recorded a $124 foreign deferred tax asset that it believes is more likely than not to be recognized in the future. We will continue to evaluate the realizability of our domestic and foreign net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents, restricted cash, and short-term investments of $28.9 million, representing a decrease of approximately $4.2 million from $33.1 million at December 31, 2006. The decrease primarily resulted from increased capital investments, including the deployment of fixed assets for the implementation of new programs. As of June 30, 2007, $9.6 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at June 30, 2007 was $29.7 million, compared to working capital of $29.9 million at December 31, 2006.

The $6.7 million of cash provided by operations for the six-months period ended June 30, 2007 compares favorably to the $2.5 million of cash used in operations for the six-months ended June 30, 2006. The components of operating cash flows were:

	Six Months Ended June 30,
	2007	2006
	(in 000’s)
Net loss	$(1,517)	$(11,041)
Non-cash items	9,764	8,991
Changes in operating assets and liabilities	(1,536)	(467)
Net cash provided by (used in) operating activities	$6,711	$(2,517)

The major changes in the non-cash charges related to:

•       an increase in depreciation and amortization from $7.7 million to $7.8 million primarily related to delivery of new programs in the later half of 2006 or implemented during the quarter ended March 31, 2007, offset by the change in estimated useful lives of our program assets, and

•       an increase in stock-based compensation expense from $1.6 million to $2.0 million primarily related to the increase in the Company’s stock price at grant date and the effect of the timing of grants of stock-based awards.

The major changes in the operating assets and liabilities for the six-month period ended June 30, 2007 primarily related to:

•       an increase in trade accounts receivable, net of $2.0 million primarily reflecting increased revenues during the second quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006,

•       a decrease in accrued payroll and related costs of $1.9 million reflecting payment of accrued benefits related to the prior year, offset by

•       an increase in deferred revenue of $2.7 million resulting from advanced billings and cash collected on future revenues.

The major changes in operating assets and liabilities for the six-month period ended June 30, 2006 primarily related to:

•       an increase in restricted cash of $4.2 million, offset by

•       a decreases in trade and unbilled accounts receivable, net of $1.8 million and inventory of $1.1 million due to improved asset management.

The $12.8 million of cash used in investing activities for the six-month period ended June 30, 2007 primarily related to $1.7 million in net purchase of short-term investment activities and $11.1 million for the purchase of property and equipment related to new customer contracts, including capitalization of labor costs of $2.9 million.

The $3.7 million of cash used in investing activities for the six-month period ended June 30, 2006 primarily related to $0.3 million in net purchase of short-term investment activities and $3.4 million for the purchase of property and equipment related to new customer contracts, including capitalization of labor costs of $1.1 million.

The $0.6 million of cash provided by financing activities for the six-month period ended June 30, 2007 resulted primarily from the net issuance of stock of $0.9 million, offset by principal payments on capital leases of $0.3 million.

The $0.1 million of cash used in financing activities for the six-month period ended June 30, 2006 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock.

Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $5.8 million as of June 30, 2007, and are payable in monthly installments through November 2010. Our obligations under non-cancelable capital leases, which totaled $1.0 million as of June 30, 2007, are payable in monthly installments through June 2011.

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

We have driver license contracts with various states that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $11 million of expenditures through 2008. The estimates are derived from information known to us as of June 30, 2007, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

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

On April 13, 2007, we filed a shelf registration with the SEC. The shelf registration is intended to provide us flexibility to raise funds from time to time over a period of up to three years, subject to market conditions and our capital needs. The shelf registration became effective on May 25, 2007.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in Item 1A or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as “forward-looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

•       trends and expectations in revenue growth, including, but not limited to, statements regarding the temporary nature of the decrease in ID systems bid activity and the expected increase of such activity in the future, and statements regarding anticipated growth in U.S. driver license revenues due to broadening use of the driver license as a secure credential;

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Internal management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures, as of the end of the period covered by this report, were effective in ensuring that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to internal management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes to the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter ended June 30, 2007 that would materially affect, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.                        Legal Proceedings.

Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company’s restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company’s operations and prospects. On August 4, 2006, the court granted the Company’s motion to dismiss the lawsuit with prejudice and entered judgment in the Company’s favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal was stayed pending the recent U.S. Supreme Court’s determination in another case of issues relating to the Private Securities Litigation Reform Act, and briefing is scheduled to be completed by the end of the year. The Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company’s officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company’s shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company’s motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants’ motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June, and the Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the Company’s initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company has informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. Settlement and procedural discussions continue in the matter. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

The Company is subject, from time to time, to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that, as of June 30, 2007, the final disposition of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 1A.                Risk Factors

Our business, financial condition, results of operation and cash flows may be affected by a number of factors, including the factors set forth below.

We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of June 30, 2007 was $101.1 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

The loss of any large contract may result in loss of revenue and potential impairment of capital assets and/or intangible assets, including the acceleration of depreciation and/or amortization expense.

Contracts between government agencies and Digimarc have varying duration, generally five or more years in length. Some contracts we enter into contain cancellation clauses. In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. We anticipate that several of our significant customers will award new contracts through such a competitive bidding process in 2007. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur impairment of capital and/or intangible assets related to the customer, which could adversely affect our financial results.

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

•       Internet technologies—numerous existing and potential Internet access and search methods are competitive with the Digimarc MediaBridge and Digimarc Mobile systems and the searching capabilities of Digimarc ImageBridge;

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

There is no assurance that our internal controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

We have deployed significant resources to design, implement, and maintain effective internal controls and procedures, including disclosure controls and procedures. While our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner.

Item 4.                        Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 2, 2007. Two proposals were voted on by our stockholders.

Proposal 1:   Election of Three Class II Directors

Philip J. Monego, Sr., Peter W. Smith and Bernard Whitney were elected as Class II directors for a term of 3 years. The voting for each director was as follows:

	For	Withheld
Philip J. Monego, Sr.	16,944,342	972,304
Peter W. Smith	17,284,027	632,619
Bernard Whitney	17,284,727	631,919

The Company’s Class III and I directors did not stand for reelection at the annual meeting. The terms of the Company’s Class III directors, Bruce Davis, Brian J. Grossi and James T. Richardson will continue until the 2008 annual meeting of stockholders. The terms of the Company’s Class I directors, William J.

Miller, Jim Roth and Lloyd G. “Buzz” Waterhouse, will continue until the 2009 annual meeting of stockholders.

Proposal 2:   Ratification of the Appointment of Grant Thornton LLP as the Company’s Independent Certified Public Accountants

Grant Thornton was ratified as our independent certified public accountants for the fiscal year ending December 31, 2007 with 17,881,341 votes in favor, 26,712 votes against and 8,593 abstentions.

Item 6.                        Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: August 3, 2007	By:	/s/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
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