Form 10-Q
period 2007-09-30
DIGIMARC CORP
filed 2007-11-02
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28317

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3342784 (I.R.S. Employer Identification No.)
9405 SW Gemini Drive, Beaverton, Oregon 97008 (Address of principal executive offices) (Zip Code)
(503) 469-4800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
 NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of October 31, 2007, there were 21,786,461 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	September 30, 2007	December 31, 2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,233	$23,135
Restricted cash	—	378
Short-term investments	3,758	—
Trade accounts receivable, net	14,367	14,403
Inventory, net	5,992	6,600
Other current assets	2,703	2,273

Total current assets	46,053	46,789
Restricted cash	9,563	9,560
Property and equipment, net	67,486	61,898
Intangibles, net	13,966	15,374
Other assets, net	1,259	1,010

Total assets	$138,327	$134,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,091	$5,708
Accrued payroll and related costs	2,025	3,894
Deferred revenue	5,406	5,050
Other current liabilities	2,244	2,258

Total current liabilities	13,766	16,910
Long-term deferred revenue, net of current portion	7,196	5,345
Other long-term liabilities	1,645	885

Total liabilities	22,607	23,140
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock (21,790,618 and 21,191,918 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	22	22
Additional paid-in capital	215,901	211,072
Accumulated other comprehensive income	137	137
Accumulated deficit	(100,340)	(99,740)

Total stockholders' equity	115,720	111,491

Total liabilities and stockholders' equity	$138,327	$134,631

(1)
Derived from the Company's December 31, 2006 audited consolidated financial statements

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Service	$23,625	$22,414	$67,462	$65,223
Product and subscription	3,507	4,319	13,880	13,610

Total revenue	27,132	26,733	81,342	78,833
Cost of revenue:
Service	15,160	15,138	44,964	47,239
Product and subscription	1,207	1,581	5,295	5,805

Total cost of revenue	16,367	16,719	50,259	53,044
Gross profit	10,765	10,014	31,083	25,789
Operating expenses:
Sales and marketing	4,103	3,440	12,745	12,664
Research, development and engineering	1,691	2,158	5,616	8,388
General and administrative	3,724	3,684	11,631	13,066
Amortization of intangibles	451	537	1,460	1,660
Intellectual property	429	460	1,404	1,372
Restructuring charges, net	—	—	—	547

Total operating expenses	10,398	10,279	32,856	37,697

Operating income (loss)	367	(265)	(1,773)	(11,908)
Other income (expense):
Interest income	355	342	1,129	1,008
Interest expense	(18)	(29)	(33)	(73)
Other	129	223	154	266

Total other income, net	466	536	1,250	1,201

Income (loss) before provision for income taxes	833	271	(523)	(10,707)
(Provision) benefit for income taxes	(61)	(58)	(222)	(121)

Net income (loss)	$772	$213	$(745)	$(10,828)

Net income (loss) per share—basic	$0.04	$0.01	$(0.04)	$(0.52)
Net income (loss) per share—diluted	$0.04	$0.01	$(0.04)	$(0.52)
Weighted average shares outstanding—basic	21,036	20,670	20,910	20,635
Weighted average shares outstanding—diluted	21,470	21,470	20,910	20,635

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(UNAUDITED)

	Common stock				Accumulated other comprehensive income
			Additional paid-in capital	Deferred stock compensation		Accumulated Deficit	Total stockholders' equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2005	20,808,994	$21	$209,337	$(1,519)	$137	$(88,000)	$119,976
Initial adjustment to adopt SFAS 123R (Note 3)	—	—	(1,519)	1,519	—	—	—
Exercise of stock options	44,584	1	201	—	—	—	202
Issuance of employee stock purchase plan shares	52,957	—	248	—	—	—	248
Issuance of restricted common stock	312,365	—	—	—	—	—	—
Purchase and retirement of common stock	(26,982)	—	(208)	—	—	—	(208)
Stock-based compensation expense	—	—	3,013	—	—	—	3,013
Net loss	—	—	—	—	—	(11,740)	(11,740)

BALANCE AT DECEMBER 31, 2006	21,191,918	22	211,072	—	137	(99,740)	111,491
Initial adjustment to adopt FIN 48 (Note 10)	—	—	—	—	—	145	145
Exercise of stock options	279,257	—	1,399	—	—	—	1,399
Issuance of employee stock purchase plan shares	85,621	—	664	—	—	—	664
Issuance of restricted common stock	309,490	—	—	—	—	—	—
Purchase and retirement of common stock	(75,668)	—	(141)	—	—	—	(141)
Stock-based compensation expense	—	—	2,907	—	—	—	2,907
Net loss	—	—	—	—	—	(745)	(745)

BALANCE AT SEPTEMBER 30, 2007	21,790,618	$22	$215,901	$—	$137	$(100,340)	$115,720

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(745)	$(10,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,942	11,595
Stock-based compensation expense	2,907	2,283
Increase (decrease) in allowance for doubtful accounts	1	(173)
Other non-cash charges	(24)	(286)
Changes in operating assets and liabilities:
Restricted cash	375	(2,659)
Trade accounts receivable, net	(5)	898
Inventory, net	608	1,435
Other current assets	(430)	765
Other assets, net	(249)	101
Accounts payable	(1,617)	(1,927)
Accrued payroll and related costs	(1,869)	364
Deferred revenue	2,207	2,346
Other liabilities	267	(236)

Net cash provided by (used in) operating activities	13,368	3,678
Cash flows from investing activities:
Purchase of property and equipment, including capitalized labor costs, and intangibles	(14,942)	(6,970)
Sale or maturity of short-term investments	105,284	92,350
Purchase of short-term investments	(109,042)	(92,612)

Net cash provided by (used in) investing activities	(18,700)	(7,232)
Cash flows from financing activities:
Issuance of common stock	2,063	321
Purchase of common stock	(141)	—
Principal payments under capital lease obligations	(492)	(480)

Net cash provided by (used in) financing activities	1,430	(159)

Net increase (decrease) in cash and cash equivalents	(3,902)	(3,713)
Cash and cash equivalents at beginning of period	23,135	23,964

Cash and cash equivalents at end of period	$19,233	$20,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$56	$73
Cash paid for income taxes	$463	$134
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$1,174	$582

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(UNAUDITED)

1.    The Company, Basis of Presentation

Description of Business

        Digimarc Corporation ("Digimarc" or "the Company") is a supplier of secure identity solutions and advanced technologies for use in media management. The Company's solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

Principles of Consolidation

        The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Interim Financial Statements

        The accompanying consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the "U.S.") have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (the "SEC").

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 8, 2007. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

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

2.    Net Income (Loss) Per Share Computation

        Net income (loss) per share (or earnings per share ("EPS")) is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which provides that basic and diluted net income (loss) per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive common shares.

        The following table shows the reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in 000's)
Basic EPS
Weighted average shares outstanding	21,036	20,670	20,910	20,635
Effect of Dilutive Securities
Options	324	285	—	—
Restricted stock and performance vesting shares	110	515	—	—
Diluted EPS
Weighted average shares outstanding	21,470	21,470	20,910	20,635

        Common stock equivalents related to stock options of 4,433 and 4,359 were excluded from diluted net loss per share calculations for the three- and nine-month periods ended September 30, 2007, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 434 for the three-month period ended September 30, 2007 were included in diluted net income per share; however, 575 common stock equivalents for the nine-month period ended September 30, 2007 were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

        The effect of 5,428 and 5,144 outstanding stock options for the three- and nine-months periods ended September 30, 2006, respectively, were excluded from the calculation of diluted net loss per share because their exercise price was higher than the average market price of the underlying common stock for the period and therefore their inclusion would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 800 for the three-month period ended September 30, 2006 were included in diluted net income per share; however, 841 common stock equivalents for the nine-month period ended September 30, 2006 were excluded from diluted net loss per share as the Company was in a loss position and their inclusion would be anti-dilutive.

3.    Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of Staff Accounting Bulletin ("SAB") 107 in the adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. In accordance with the modified prospective transition method, the Company's consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three- and nine-month periods ended September 30, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company's consolidated financial statements in the three- and nine-month periods ended September 30, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

        Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company's determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company's expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

  Determining Fair Value Under SFAS 123(R)

  Stock Options

        Valuation and Amortization Method.    The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

        Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three- and nine-months ended September 30, 2007 and 2006 generally vest over four years and have contractual terms of ten years.

        Expected Volatility.    The expected volatility used in the Black-Scholes option valuation model at the date of grant is established based on the historical volatility of the Company's common stock. The volatility factor represents management's best estimate of volatility for the expected life of the award.

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

        A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	5.8	6.0	5.8	6.0
Expected volatility	44%	53%	44%	53%
Risk-free interest rate	4.7%	4.7%	4.7%	4.7%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	16%	14%	16%	14%
Fair value	$4.84	$3.51	$4.39	$3.56

  Employee Stock Purchase Plans

        The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan, before being amended in November 2006, allowed employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each six-month plan period, up to a maximum deduction of $10.6 for each plan period, not to exceed $21 per year. Plan periods were generally from December 1 to May 31 and from June 1 to November 30. The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. There were 52,957 shares purchased under the Company's stock purchase plan during the three- and nine-month periods ended September 30, 2006. The plan was suspended effective June 1, 2006.

        An amended plan was reinstated effective November 2, 2006 which slightly modified the earlier plan. The modifications included changing the plan periods from six to three months and the maximum deduction to $5.3 for each plan period. The three-month plan periods begin December 1, March 1, June 1 and September 1. Employees purchased 31,502 shares and 85,621 shares under the plan during the three- and nine-month periods ended September 30, 2007, respectively.

  Restricted Stock and Performance Vesting Shares

        During 2007 and 2006 the Compensation Committee of the Board of Directors awarded restricted stock shares under the Company's 1999 Stock Incentive Plan, as amended, to certain officers, employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually one to four years, following the date of the grant. In addition the Compensation Committee awarded performance vesting shares under the 1999 Stock Incentive Plan, as amended, to certain officers and employees. The performance vesting shares vest in full (or terminate) based on the achievement of specified performance goals. Specific terms of the restricted stock awards and performance vesting share awards are governed by restricted stock agreements and performance vesting share agreements between the Company and the award recipients.

        The fair value of restricted stock awards granted is based on the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

        The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the derived service period, which is shorter than the performance period, using the straight-line method.

  Stock-based Compensation Under FAS 123(R)

        The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three- and nine-month periods ended September 30, 2007 and 2006, which was incurred as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation:
Cost of revenue	$114	$76	$329	$214
Sales and marketing	65	117	457	373
Research, development and engineering	103	71	276	261
General and administrative	598	434	1,805	1,408
Intellectual property	15	9	40	27

Total stock-based compensation	$895	$707	$2,907	$2,283

        At September 30, 2007, the Company had 1.3 million non-vested stock options that had a weighted average grant date price of $7.16. As of September 30, 2007, the Company had $7,952 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan, which are expected to be expensed through fiscal 2011. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.4 years.

  Stock Option Activity

        As of September 30, 2007, under all of the Company's stock-based compensation plans, options to purchase an aggregate of 6.9 million shares were outstanding, and options to purchase an additional 7.3 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

        Options granted, exercised, canceled and expired under the Company's stock option plans are summarized as follows:

Three-months ended September 30, 2007:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at June 30, 2007	7,236,208	$13.56
Options granted	24,525	10.02
Options exercised	(181,858)	4.47
Options canceled	(136,741)	9.40
Options expired	—	—

Outstanding at September 30, 2007	6,942,134	$13.87	5.84 years

Exercisable at September 30, 2007	5,613,280	$15.46	5.19 years

Nine-months ended September 30, 2007:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	7,045,751	$13.67
Options granted	477,500	9.09
Options exercised	(279,257)	5.01
Options canceled	(301,860)	9.84
Options expired	—	—

Outstanding at September 30, 2007	6,942,134	$13.87	5.84 years

Exercisable at September 30, 2007	5,613,280	$15.46	5.19 years

        The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 5.96	689,163	7.60	$5.41	386,823	$5.07
$ 6.00 - $ 6.15	467,345	7.74	$6.06	247,941	$6.05
$ 6.16 - $ 6.99	464,273	8.43	$6.51	162,627	$6.54
$ 7.11 - $ 8.97	729,833	8.22	$8.41	329,506	$8.28
$ 9.00 - $12.23	892,293	6.79	$10.93	787,156	$11.06
$12.40 - $13.25	572,720	5.35	$12.82	572,720	$12.82
$13.38 - $14.13	786,500	3.40	$14.07	786,500	$14.07
$14.40 - $15.24	559,580	5.22	$15.10	559,580	$15.10
$15.25 - $17.00	648,277	5.20	$16.24	648,277	$16.24
$17.88 - $26.25	757,900	3.66	$21.03	757,900	$21.03
$27.50 - $53.94	374,250	2.42	$46.74	374,250	$46.74

$ 0.50 - $53.94	6,942,134	5.84	$13.87	5,613,280	$15.46

        At December 31, 2006, 5,559,602 options were exercisable at a weighted average price of $15.62.

        At September 30, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $5,527 and $2,936, respectively. The aggregate intrinsic value is based on the Company's closing price of $9.04 on September 28, 2007, which would have been received by the optionees had all of the options with exercise prices less than $9.04 been exercised on that date.

  Restricted Stock and Performance Vesting Shares Activity

        The following table reconciles the unvested balance of restricted and performance shares:

Number of Shares
Three-months ended September 30, 2007:
Unvested balance, June 30, 2007	683,083
Granted	—
Vested	(280)
Canceled	(50,080)

Unvested balance, September 30, 2007	632,723

Number of Shares
Nine-months ended September 30, 2007:
Unvested balance, December 31, 2006	444,032
Granted	309,490
Vested	(59,940)
Canceled	(60,859)

Unvested balance, September 30, 2007	632,723

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

        Revenue by geographic areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Domestic	$22,902	$22,508	$64,641	$63,815
International	4,230	4,225	16,701	15,018

Total	$27,132	$26,733	$81,342	$78,833

Major Customers

        No single customer accounted for more than 10% of total revenue for the three- and nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

5.    Commitments and Contingencies

        Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company's securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company's restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company's operations and prospects. On August 4, 2006, the court granted the Company's motion to dismiss the lawsuit with prejudice and entered judgment in the Company's favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal was stayed pending the recent U.S. Supreme Court's determination in another case of issues relating to the Private Securities Litigation Reform Act, and briefing is scheduled to be completed by the end of the year. The Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

        On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company's officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company's shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company's motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants' motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June, and the Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the Company's initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from the Company's insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 310 cases that have been consolidated. The Company's case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing. In light of the Second Circuit opinion, the Company has informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit's mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

        On October 10, 2007, a shareholder of the Company filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters on the initial public offering of the Company. The complaint, which also named the Company as a nominal defendant but did not assert any claims against the Company, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of the Company's stock.

        The Company's contracts for driver license and other identification issuance systems and their related products typically include provisions imposing (i) development, delivery and installation schedules and milestones, (ii) customer acceptance and testing requirements and (iii) other performance requirements. Such provisions are common in large scale government contracts at the state and federal levels. To the extent these provisions involve performance over extended periods of time, there may be increased risk of noncompliance. The Company from time to time experiences delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance, and other contractual disputes. Customers have asserted from time to time, and may in the future assert, claims for compensatory or liquidated damages or breach of contract, or other claims alleging that the Company has failed to meet timing or other delivery requirements and milestones pursuant to the terms of such contracts. Management believes that these assertions are often part of the resolution process involving commercial disagreements over the terms of these contracts. Such disputes are not uncommon and tend to be resolved over time. However, the Company's failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in the Company incurring liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to the Company's reputation. Such circumstances could have a material adverse effect on the Company's business and financial results. The Company anticipates that future contracts will continue to have such provisions unless and until industry practices change.

        In addition to the Company's normal price-per-card issuance contracts, the Company occasionally enters into fixed price contracts. Fixed price contracts typically consist of agreements to sell entire systems or portions of a system for an agreed upon price. These contracts normally do not have clauses that allow for recovery of cost overruns. Under fixed price contracts, the Company provides specific tasks for a specific price and are typically paid on a milestone basis. The Company has experienced low margins or losses on such contracts in the recent past. Such contracts involve greater financial risks because the Company bears the risk if actual project costs exceed the amounts the Company is paid under the contracts. A material percentage of the Company's revenues are derived from fixed price contracts and the Company's reliance on fixed price contracts may grow.

        A significant portion of the Company's business depends on a limited number of large, public-sector contracts, which are generally subject to termination for convenience, as determined by the subject agency, or for lack of budgetary appropriation provided for the subject agency. Some government contracts also may be one-time events, such as in the case of some personal identification systems in non-U.S. markets involving voter registration programs. In such cases, the Company may generate substantial revenue that may not be subject to future renewal. Further, the Company may face competitive bids for a number of the Company's major accounts in 2007 and 2008. Moreover, government contracts result from purchasing decisions made by public sector agencies that may be subject to political influence, unusual procurement procedures, strict legal requirements, budget changes and cutbacks during economic downturns, variations in appropriations cycles, and protests of contract awards.

        Certain of the Company's product license and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no law suits filed or amounts payable under such indemnification provisions, but from time to time, in the normal course of business, potential claims may be raised with and reviewed by the Company.

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2007, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

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

Performance Bonds

        Some governmental authorities require performance bonds that the Company is obligated to maintain during the life of the contract. Often, the terms of these bonds require that the Company obtain letters of credit to secure the Company's obligations under the bonds. The letters of credit may in turn require us to maintain large restricted cash reserves as security, reducing the Company's ability to use these funds for the Company's other business purposes. Even with the availability of such cash reserve guarantees, the Company may not be able to obtain such performance bond underwriting at a favorable rate or at all. The Company's failure to be able to provide such performance bonds may preclude us from bidding on new government contracts or maintaining the Company's existing contracts for their full terms. In addition, these performance bonds may provide for security interests covering the Company's receivables or other assets, which could cause additional financing to be more difficult or more expensive to obtain. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause the Company's quarterly results to fluctuate and anticipated revenue to decrease significantly.

6.    Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for first fiscal year beginning after November 15, 2007. The Company is currently assessing the potential impact that adoption of this standard will have on the Company's financial statements.

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

7.    Revenue Recognition

        The Company's revenue is comprised of service revenue from its government-issued credentials systems and related maintenance, installation and system integration services as well as product and subscription revenue, including hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company's revenue recognition policy follows SEC SAB No. 104 "Revenue Recognition", Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions," SOP 81-1 "Accounting for the Performance of Construction Type and Certain Production-Type Contracts," and Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        Certain customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For the Company's purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

        AICPA SOP No. 98-9 requires that revenue be recognized using the "residual method" in circumstances when vendor specific objective evidence ("VSOE") exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

        Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

  •
  Revenue from the Company's government-issued credential systems is generally billed and recognized on a per card produced basis. The Company recognizes revenue on these contracts based on the actual monthly production, if available, and in limited situations on estimated volume information. When actual production information becomes available, typically within one month, the Company bills the customer accordingly and any differences from the estimates are recognized in the month the billing occurs. Differences to date have not been significant.

  •
  Revenue related to an enhancement of, or upgrade to, an existing system is generally deferred and recognized over the remaining life of the contract. However, if VSOE can be established for the delivered items and title passes to those items and all obligations are completed, then the Company recognizes revenue at acceptance.

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

	September 30, 2007	December 31, 2006
Billed trade receivables	$8,175	$8,990
Unbilled trade receivables	6,379	5,599

Trade accounts receivable	14,554	14,589
Allowance for doubtful accounts	(187)	(186)

Trade accounts receivable, net	$14,367	$14,403

        Trade accounts receivable, net includes $1,152 at September 30, 2007 and $2,195 at December 31, 2006 of deferred revenue, billed in accordance with the provisions of the contracts with the Company's customers.

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

Major Customers

        No single customer accounted for more than 10% of the Company's trade and unbilled accounts receivable, net at September 30, 2007 and at December 31, 2006.

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

	September 30, 2007	December 31, 2006
Equipment and deferred contract costs	$1,424	$1,046
Consumable materials	4,714	5,654

Inventory	6,138	6,700
Reserve for slow moving and obsolete items	(146)	(100)

Inventory, net	$5,992	$6,600

        While the Company does not currently expect to be able to sell or otherwise use the reserved inventory on hand based upon the Company's forecast and backlog, it is possible that a customer or customers will decide in the future to purchase a portion of the reserved inventory.

10.    Income Taxes

        Provision for Income Taxes.    The provision for income taxes reflects expected tax expense in certain foreign jurisdictions. The Company has recorded a full valuation allowance against the Company's domestic net deferred tax assets at September 30, 2007 due to the uncertainty of realization of the Company's domestic net operating losses. The Company has recorded a foreign deferred tax asset of $169 at September 30, 2007 that it believes is more likely than not to be realized. The Company will continue to evaluate the realizability of the Company's domestic and other foreign net deferred tax assets and may record additional benefits in future earnings if the Company determines the realization of these assets is more likely than not.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), on January 1, 2007. The Company's consolidated financial statements for 2007 reflect the impact of FIN 48, but the consolidated financial statements for 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

        As a result of the implementation of FIN 48, the Company recognized a $145 reduction in the Company's net liability for uncertain tax positions previously recorded, which was accounted for as an adjustment to the January 1, 2007 retained earnings balance. As part of the FIN 48 implementation, the Company adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. On initial adoption of FIN 48, the Company recognized an additional $52 of accrued interest and penalties associated with uncertain tax positions in prior years, which reduced the overall adjustment to the January 1, 2007 retained earnings.

        A summary reconciliation of the Company's uncertain tax positions is listed below:

Beginning balance at January 1, 2007	$289
Additions for tax positions of prior years (interest and penalties)	52
Reductions for net tax positions of prior years	(197)

Revised balance at January 1, 2007	$144

        The Company's tax years for its foreign jurisdictions are subject to review for up to seven years after filing tax returns. Federal, state and foreign loss carryforwards and credits can generally be adjusted by taxing authorities at any time in the future. The entire amount of the uncertain tax positions if recognized would affect the effective tax rate.

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

12.    Related Party Transactions

        During the three- and nine-month periods ended September 30, 2007, the Company recognized revenue of $157 and $611, respectively, from a holder of common stock pursuant to a license agreement. In addition the Company recognized revenue of $168 and $413 for the three- and nine-month periods ended September 30, 2006, respectively, from this stockholder. Net accounts receivable from this customer were $19 at September 30, 2007 and $329 at December 31, 2006. Deferred revenue from this customer was $138 at September 30, 2007 and $288 at December 31, 2006.

13.    Quarterly Selected Financial Information

        The following table shows the quarterly reported numbers.

Quarter ended:	March 31	June 30	September 30	December 31
2007
Total revenue	$26,846	$27,364	$27,132
Total cost of revenue	16,815	17,077	16,367
Gross profit	10,031	10,287	10,765
Sales and marketing	4,277	4,365	4,103
Research, development and engineering	2,042	1,883	1,691
General and administrative	4,098	3,809	3,724
Amortization of intangibles	500	509	451
Intellectual property	499	476	429
Restructuring charges, net	—	—	—
Operating income (loss)	(1,385)	(755)	367
Net income (loss)	(1,022)	(495)	772
Net income (loss) per share—basic	(0.05)	(0.02)	0.04
Net income (loss) per share—diluted	(0.05)	(0.02)	0.04
2006
Total revenue	$27,193	$24,907	$26,733	$25,414
Total cost of revenue	19,648	16,677	16,719	15,725
Gross profit	7,545	8,230	10,014	9,689
Sales and marketing	4,539	4,685	3,440	3,691
Research, development and engineering	3,236	2,994	2,158	1,881
General and administrative	5,210	4,172	3,684	4,418
Amortization of intangibles	573	550	537	511
Intellectual property	431	481	460	402
Restructuring charges, net	—	547	—	—
Operating income (loss)	(6,444)	(5,199)	(265)	(1,214)
Net income (loss)	(6,172)	(4,869)	213	(912)
Net income (loss) per share—basic	(0.30)	(0.24)	0.01	(0.04)
Net income (loss) per share—diluted	(0.30)	(0.24)	0.01	(0.04)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this quarterly report on Form 10-Q under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Part II, Item 1A (Risk Factors) of this Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 8, 2007, and other reports and filings made with the Securities and Exchange Commission ("SEC").

Overview

        Digimarc ("Digimarc," "the Company," "our" or "we") is a supplier of secure identification documents ("IDs") and digital watermarking technology for use in media management. Our secure ID solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud and facilitate the effectiveness of voter identification programs. We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as "digital watermarking," which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music, television and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

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

Secure ID Solutions

        We issue more than 60 million IDs annually and are the leading supplier of government-issued citizen IDs in North America, producing more than two-thirds of all driver licenses issued in the United States (the "U.S."). We have also provided secure ID solutions to approximately 25 foreign governments.

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

        In the United States, Federal legislation, such as the federal legislation passed in May 2005 known as the REAL ID Act (the "REAL ID Act") imposes certain federal requirements for State-issued driver licenses. These requirements will increase the security of driver licenses, require validation of applicants prior to issuance, and mandate certain changes in business processes relating to security and the sharing and storage of data.

        The Company's strategy regarding the anticipated opportunities relating to the REAL ID Act is to provide solutions that embody the key elements of the REAL ID Act: identity verification; document scanning and archiving; individual background checking; data and image sharing; and migration to and production of REAL ID Act compliant driver license documents. These solutions are available to customers as upgrades or complete issuance systems. Digimarc will also offer the States program management assistance to safely migrate to REAL ID Act compliance.

        In markets outside of North America, we generally provide driver license, national identification and voter identification systems, services, and components in partnership with local card producers, security printers, system integrators and others. In these markets, we may serve as prime contractor or sub-contractor, depending on the circumstances. As a sub-contractor, we generally are responsible for delivering hardware, software, or consumables, and some degree of integration services to the prime contractor; whereas as a prime contractor, we are responsible for integrating all components of the system to the customer's specifications.

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

        Depreciation.    Starting January 1, 2006, we changed our policy for depreciating fixed assets that were specifically used to provide services under long-term contracts to the shorter of the original contract term plus 2.75 years or estimated useful life. Through December 31, 2005, we depreciated these assets over the shorter of the original contract term or estimated useful life. This change in estimate was supported by an analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts' original terms.

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

Backlog

        Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of September 30, 2007 will generate approximately $215 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $20 million of this amount to be recognized as revenue during the remainder of 2007. This amount includes production volumes reasonably expected to be achieved under currently effective contracts and government orders that are firm but not yet funded.

        Some factors that lead to increased backlog are:

  •
  competitive bid wins,

  •
  renewals with current customers,

  •
  add-on sales to current customers, and

  •
  contracts with longer contractual periods replacing contracts with shorter contractual periods.

        Some factors that lead to decreased backlog are:

  •
  recognition of revenue associated with backlog currently in place,

  •
  low bid activity,

  •
  contracts with shorter contractual periods replacing contracts with longer contractual periods, and

  •
  the revenue model utilized for a particular customer (e.g., a "price-per-card" model with a large associated backlog vs. a "hardware and consumables" model with a small associated backlog).

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

          Impairments and estimation of useful lives of long-lived assets:    We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

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

          Stock-Based Compensation:    We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. We use the Black-Scholes option pricing model as our method of valuation for stock options and employee stock purchases. Our determination of the fair value of these stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of these stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The fair value of restricted stock awards granted is based on the fair market value of the Company's common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that resulted in a factor applied to the fair market value of the Company's common stock on the date of the grant (measurement date), and is being recognized over the derived service period using the straight-line method.

Results of Operations

        The following table presents our consolidated statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references to the three and nine-month periods relate to the three- and nine-month periods ended September 30, 2007 and all changes discussed with respect to such period reflect changes as compared to the three- and nine-month periods ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Service	87%	84%	83%	83%
Product and subscription	13	16	17	17

Total revenue	100	100	100	100
Cost of revenue:
Service	56	57	55	60
Product and subscription	4	6	7	7

Total cost of revenue	60	63	62	67
Gross profit	40	37	38	33
Operating expenses:
Sales and marketing	15	13	15	16
Research, development and engineering	6	8	7	11
General and administrative	14	13	14	16
Amortization of intangibles	2	2	2	2
Intellectual property	2	2	2	2
Restructuring charges, net	0	0	0	1

Total operating expenses	39	38	40	48

Operating income (loss)	1	(1)	(2)	(15)
Other income (expense):
Interest income	1	1	1	1
Interest expense	0	0	0	0
Other	1	1	0	0

Total other income, net	2	2	1	1

Income (loss) before provision for income taxes	3	1	(1)	(14)
Provision for income taxes	0	0	0	0

Net income (loss)	3%	1%	(1)%	(14)%

        Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Revenue:
Service	$23,625	$22,414	$1,211	5%	$67,462	$65,223	$2,239	3%
Product and subscription	3,507	4,319	(812)	(19)%	13,880	13,610	270	2%

Total	$27,132	$26,733	$399	1%	$81,342	$78,833	$2,509	3%

Revenue (as % of total revenue):
Service	87%	84%			83%	83%
Product and subscription	13%	16%			17%	17%

Total	100%	100%			100%	100%

        Service.    Service revenue consists primarily of:

  •
  card production on a price-per-card basis,

  •
  software development services, and

  •
  hardware and software maintenance.

        The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements.

        Service revenue increased for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, primarily due to increased service revenue from our Mexico operation, higher production revenues in our Canada operations from the implementation of services to additional provinces under our Atlantic Canada contract which was signed in 2006 and higher revenues from certain states that changed their driver license renewal periods. Offsetting these increases were lower revenues due to a combination of price and volume mix from various states.

        The increase in service revenue for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, was due primarily to increased project work from the consortium of central banks, increased revenue following the hiatus in our Mexico plant and the commencement of services to additional provinces under our Atlantic Canada contract. These increases were offset by lower production volumes from Haiti's one-time voter identification project completed in the first quarter of fiscal year 2006, lower revenue from Latvia as a result of a non-recurring transaction in 2006, and lower revenues from various states from a combination of price and volume mix.

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

        Product and subscription revenue decreased for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, primarily due to lower revenue from the United Kingdom contract which ended in the second quarter, and decreased sales in a couple of domestic and international markets that occur from time to time. These decreases were offset by a non-recurring sale to one of our African customers and additional payments from certain cash basis customers.

        The increase in product and subscription revenue for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, was due primarily to additional payments from certain cash basis customers and a net increase in non-recurring sales to various domestic and international customers.

        Revenue by Geography

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Revenue by geography:
Domestic	$22,902	$22,508	$394	2%	$64,641	$63,815	$826	1%
International	4,230	4,225	5	<1%	16,701	15,018	1,683	11%

Total	$27,132	$26,733	$399	1%	$81,342	$78,833	$2,509	3%

Revenue (as % of total revenue):
Domestic	84%	84%			79%	81%
International	16%	16%			21%	19%

Total	100%	100%			100%	100%

        The increase in domestic revenue for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, was due primarily to increased payments from certain cash basis customers and higher revenues from certain states that changed their driver license renewal periods. Offsetting these increases was a decreased sale to a domestic customer that occurs from time to time.

        The increase in domestic revenue for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, was due primarily to increased payments from certain cash basis customers and increased project work from the consortium of central banks. These increases were offset by lower revenues from a combination of price and volume mix from various states.

        The slight increase in international revenue for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, was due primarily to increased revenue from our operation in Mexico following a hiatus there during the 2006 national elections, increased production revenues in Canada and increased product sales to an African customer. Offsetting these increases were lower revenue from the United Kingdom contract ending in the second quarter and decreased sale from a international customer that occur from time to time.

        The increase in international revenue for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, was due primarily to increased revenue from our operation in Mexico following a hiatus there during the 2006 national elections, increased production revenues in Canada and increased product sales to Ghana. These increases were offset by lower production volumes as a result of Haiti's one-time voter identification project which ended in fiscal year 2006 and lower revenue from Latvia due to a non-recurring transaction in fiscal year 2006.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Cost of Revenue:
Service	$15,160	$15,138	$22	<1%	$44,964	$47,239	$(2,275)	(5)%
Product and subscription	1,207	1,581	(374)	(24)%	5,295	5,805	(510)	(9)%

Total	$16,367	$16,719	$(352)	(2)%	$50,259	$53,044	$(2,785)	(5)%

Cost of Revenue (as % of related revenue components):
Service	64%	68%			67%	72%
Product and subscription	34%	37%			38%	43%

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

        Cost of service revenue remained relatively constant for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006. The lower cost as a percentage of revenues in 2007 is primarily attributable to improved yields in the manufacturing process related to new supplies and equipment.

        Cost of service revenue decreased for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, primarily due to:

  •
  decreased employee compensation-related expenses of $2.3 million as part of the restructuring initiative,

  •
  decreased contract and temporary labor of $0.5 million as part of the cost cutting initiative under which a number of contractors were terminated or converted to employees at lower average costs,

  •
  decreased costs of approximately $0.6 million related to resource allocations (for example, in 2006 resources were allocated to projects that were of an operating expense nature and in 2007 resources were allocated to capital projects), offset by

  •
  increased depreciation expense of $0.6 million related to programs completed in the 2nd half of 2006 or in fiscal year 2007, and

  •
  increased allocated infrastructure and centralized costs of $0.4 million primarily due to the redeployment of resources to program activities as part of our restructuring initiative during the prior year.

        Product and subscription.    Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

        Cost of product and subscription revenue decreased for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, primarily due to lower material costs relating to the United Kingdom contract ending in the second quarter.

        Cost of product and subscription revenue slightly decreased for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, primarily due to lower material costs of $0.8 million related to consumable sales, offset by higher hardware costs to African customers.

        The costs included in our cost of revenue fall under three categories as described below:

        Cost of Revenue Components

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Cost of revenue:
Variable	$7,275	$7,295	$(20)	(<1)%	$22,657	$22,066	$591	3%
Fixed field support and manufacturing	6,102	6,754	(652)	(10)%	19,127	23,092	(3,965)	(17)%
Program depreciation	2,990	2,670	320	12%	8,475	7,886	589	7%

Total	$16,367	$16,719	$(352)	(2)%	$50,259	$53,044	$(2,785)	(5)%

Cost of revenue (as % of total revenue):
Variable	27%	28%			28%	28%
Fixed field support and manufacturing	22%	25%			24%	29%
Program depreciation	11%	10%			10%	10%

Total	60%	63%			62%	67%

        Variable.    Variable costs include:

  •
  the price of materials to produce an identification card,

  •
  direct costs of hardware and software, and related labor, delivered to customers, and

  •
  other costs that are variable in nature.

        The slight decrease in variable costs for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, was primarily due to improved manufacturing yields. Offsetting the increased margins were increased material costs in Mexico related to increased revenues and higher material costs for the non-recurring sale to an African customer.

        The increase in variable costs for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, was primarily due to higher material and hardware costs to African customers, offset by improved margins on sales to certain customers related to improved yields in the manufacturing process.

        Fixed field support and manufacturing.    Fixed field support and manufacturing costs include:

  •
  field operations and support costs,

  •
  manufacturing costs, and

  •
  supply chain costs.

        The decrease in support costs for the three- and nine-month periods ended September 30, 2007, as compared to the three- and nine-month periods ended September 30, 2006, was primarily due to the costs associated with our focus on improving certain programs during the three- and nine-month periods ended September 30, 2006. As a result of these actions, fewer expenditures were capitalized to the balance sheet and fixed support costs increased. After improving the efficiencies in these programs, our fixed costs returned to more normal levels.

        Program depreciation.    Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the useful lives of the assets to which the costs relate.

        The increase in program depreciation for the three- and nine-month periods ended September 30, 2007, as compared to the three- and nine-month periods ended September 30, 2006, was primarily due to delivery of new and upgrade programs, including under the Atlantic Canada contract and to Indiana and Oregon.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Gross Profit:
Service	$8,465	$7,276	$1,189	16%	$22,498	$17,984	$4,514	25%
Product and subscription	2,300	2,738	(438)	(16)%	8,585	7,805	780	10%

Total	$10,765	$10,014	$751	8%	$31,083	$25,789	$5,294	21%

Gross Profit (as % of related revenue components):
Service	36%	32%			33%	28%
Product and subscription	66%	63%			62%	57%

Total	40%	37%			38%	33%

        The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the three- and nine-month periods September 30, 2007, as compared to the three- and nine-month periods ended September 30, 2006, was primarily due to commensurate changes in revenues and costs of revenues, as described above.

Operating Expenses

  Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Sales and marketing	$4,103	$3,440	$663	19%	$12,745	$12,664	$81	<1%
Sales and marketing (as % of total revenue)	15%	13%			15%	16%

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

        The increase in sales and marketing expense for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, resulted primarily from:

  •
  increased professional fees and marketing costs of $0.2 million in connection with business initiatives relating to the REAL ID Act, and

  •
  increased sales and marketing expenses of $0.3 million due to increased bid activity.

        The slight increase in sales and marketing expense for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, resulted primarily from:

  •
  increased professional fees and marketing costs of $0.5 million in connection with business initiatives relating to the REAL ID Act,

  •
  increased sales and marketing expenses of $0.3 million due to increased bid activity, offset by

  •
  decreased employee compensation-related expenses of $0.5 million due to a reduction in headcount as part of the restructuring initiative that was accelerated in the second quarter of 2006.

        We anticipate that we will continue to invest in sales and marketing expenses at current levels.

  Research, development and engineering

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Research, development and engineering	$1,691	$2,158	$(467)	(22)%	$5,616	$8,388	$(2,772)	(33)%
Research, development and engineering (as % of total revenue)	6%	8%			7%	11%

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

        The decrease for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, resulted primarily from:

  •
  increased research, development and engineering costs of $1.0 million capitalized to various programs, resulting in lower operating expenses, offset by

  •
  increased research, development and engineering general and administrative expenses of $0.3 million.

        The decrease for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, resulted primarily from:

  •
  lower headcount and increased research, development and engineering costs capitalized to various programs, resulting in lower operating expenses.

        We anticipate that we will continue to invest in research, development and engineering expenses at current levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

  General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
General and administrative	$3,724	$3,684	$40	1%	$11,631	$13,066	$(1,435)	(11)%
General and administrative (as % of total revenue)	14%	13%			14%	16%

        General and administrative expenses consist primarily of:

  •
  compensation, benefits and related costs of executive, finance and administrative personnel,

  •
  legal, human resources and other professional fees,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        The slight increase for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, resulted primarily from increased audit, tax and consulting fees of $0.1 million for expense reduction initiatives and strategic planning due to timing.

        The decrease for the nine-month period ended September 30, 2007, as compared to the corresponding nine-month period ended September 30, 2006, resulted primarily from decreased audit, consulting and legal fees of $1.1 million due to improved efficiencies in our operations, including less reliance on outside consultants.

        We anticipate that we will continue to incur general and administrative expenses at current levels in the near term while continuing to examine means to reduce general and administrative spending as a percentage of revenue in the longer term.

  Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Amortization of intangibles	$451	$537	$(86)	(16)%	$1,460	$1,660	$(200)	(12)%
Amortization of intangibles (as % of total revenue)	2%	2%			2%	2%

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

        The slight decrease in amortization of intangible assets for the three- and nine-month periods ended September 30, 2007, as compared to the corresponding three- and nine-month periods ended September 30, 2006, resulted primarily from extended amortization periods from contract extensions with several domestic customers and the impact of reaching full amortization of values associated with the United Kingdom contract during the second quarter of 2007.

  Intellectual property

	Three Months Ended September 30,				Nine Months Ended September 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006			2007	2006
	(in 000's)
Intellectual property	$429	$460	$(31)	(7)%	$1,404	$1,372	$32	2%
Intellectual property (as % of total revenue)	2%	2%			2%	2%

        Intellectual property costs primarily consist of:

  •
  employee-related expenses, such as salaries, benefits, recruiting costs, and incentive plans,

  •
  costs associated with documenting, applying for, and maintaining patents and trademarks

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        Intellectual property costs remained relatively consistent for the three- and nine-month periods ended September 30, 2007, as compared to the corresponding three- and nine-month periods ended September 30, 2006.

        We anticipate that we will continue to invest in intellectual property expenses at current levels or slightly higher.

  Restructuring charges, net.

Nine Months Ended September 30, 2006
(in 000's)
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

        Stock-based compensation.    Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, performance vesting shares and shares expected to be purchased under an employee stock purchase plan. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of Staff Accounting Bulleting ("SAB") 107 in our adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, the Company's consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the three- and nine-month periods ended September 30, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company's consolidated financial statements in the three- and nine-month periods ended September 30, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

        Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company's determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. The value of restricted stock and performance vesting share awards is based on the fair market value of the Company's common stock on the date of the grant (measurement date) and a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company's common stock on the date of the grant, respectively. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the pricing models require the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

        Stock-based compensation expense was recorded in the respective statement of operations expense categories for the employees to which it applies, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in 000's)
Cost of revenue	$114	$76	$329	$214
Sales and marketing	65	117	457	373
Research, development and engineering	103	71	276	261
General and administrative	598	434	1,805	1,408
Intellectual property	15	9	40	27

Total	$895	$707	$2,907	$2,283

        The increase in stock-based compensation expense was primarily due to an additional layer of stock-based awards being expensed pursuant to SFAS 123(R). The decrease for the three-month period ended September 30, 2007, as compared to the corresponding three-month period ended September 30, 2006, in sales and marketing resulted primarily from the departure of an executive officer during the quarter and the forfeiture of the related restricted stock and performance vesting share awards.

        We anticipate incurring an additional $8.0 million in stock-based compensation expense through fiscal 2011 for awards outstanding as of September 30, 2007. The future effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise.

        Total other income, net.    Total other income, net consists primarily of interest received and paid. Total other income, net was $0.5 and $1.3 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to $0.5 and $1.2 million for the three- and nine-month periods ended September 30, 2006.

        Provision for Income Taxes.    The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. We have recorded a full valuation allowance against domestic net deferred tax assets at September 30, 2007 due to the uncertainty of realization of the Company's net domestic operating losses. We recorded a $169 foreign deferred tax asset as of September 30, 2007 that we believe is more likely than not to be recognized in the future. We will continue to evaluate the realizability of our domestic and foreign net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

        As of September 30, 2007, we had cash and cash equivalents, restricted cash, and short-term investments of $32.6 million, representing a decrease of approximately $0.5 million from $33.1 million at December 31, 2006. The decrease primarily resulted from increased capital investments, including the deployment of fixed assets for the implementation of new programs, offset by higher collections of customer receivable balances as compared to receivable balances in the December quarter. As of September 30, 2007, $9.6 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at September 30, 2007 increased to $32.3 million, compared to working capital of $29.9 million at December 31, 2006.

        The $13.4 million of cash provided by operations for the nine-months period ended September 30, 2007 compares favorably to the $3.7 million of cash provided by operations for the nine-months ended September 30, 2006. The components of operating cash flows were:

	Nine Months Ended September 30,
	2007	2006
	(in 000's)
Net loss	$(745)	$(10,828)
Non-cash items	14,826	13,419
Changes in operating assets and liabilities	(713)	1,087

Net cash provided by (used in) operating activities	$13,368	$3,678

        The major changes in the non-cash charges related to:

  •
  an increase in depreciation and amortization from $11.6 million to $11.9 million primarily related to delivery of new programs to customers in the later half of 2006 or implemented during the quarter ended March 31, 2007, and

  •
  an increase in stock-based compensation expense from $2.3 million to $2.9 million primarily related to an additional layer of stock-based awards being expensed pursuant to SFAS 123(R).

        The major changes in the operating assets and liabilities for the nine-month period ended September 30, 2007 primarily related to:

  •
  a decrease in accounts payable of $1.6, million reflecting lower operating expenses,

  •
  a decrease in accrued payroll and related costs of $1.9 million, reflecting payment of accrued benefits related to the prior year, offset by

  •
  an increase in deferred revenue of $2.2 million resulting from advanced billings and cash collected on future revenues.

        The major changes in operating assets and liabilities for the nine-month period ended September 30, 2006 primarily related to:

  •
  an increase in deferred revenue of $2.3 million related to increased backlog of future revenues, and

  •
  decreases of $0.9 million in accounts receivable and $1.4 million in inventory, net, reflecting improved asset management while increasing revenues, offset by

  •
  an increase in restricted cash of $2.7 million associated with renewals of our performance bonds for our major state programs, and

  •
  a decrease in accounts payable of $1.9, million reflecting lower level of operating expenses and inventory during 2006.

        The $18.7 million of cash used in investing activities for the nine-month period ended September 30, 2007 primarily related to $3.8 million in net purchase of short-term investment activities and $14.9 million for the purchase of property and equipment related to new customer contracts, including capitalization of labor costs of $3.9 million.

        The $7.2 million of cash used in investing activities for the nine-month period ended September 30, 2006 primarily related to $0.3 million in net purchase of short-term investment activities and $6.9 million for the purchase of property and equipment related to new customer contracts, including capitalization of labor costs of $2.6 million.

        The $1.4 million of cash provided by financing activities for the nine-month period ended September 30, 2007 resulted primarily from the net issuance of stock of $1.9 million, offset by principal payments on capital leases of $0.5 million.

        The $0.2 million of cash used in financing activities for the nine-month period ended September 30, 2006 resulted primarily from the principal payments on capital leases, partially offset by the proceeds from the issuance of stock.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.5 million as of September 30, 2007, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.7 million as of September 30, 2007, are payable in monthly installments through May 2011.

        Many of our secure identity management contracts have significant capital requirements. The general industry model for supplying driver license issuance systems to state driver license issuers is for the system supplier to develop and install the issuance system using the supplier's capital and to charge the customer on a per-card issued basis. As a result, during times of substantial competitive wins and/or substantial system upgrades, the Company may experience significant working capital needs that may exceed cash flow from operations. To date, the Company has relied upon cash reserves to fund such expenditures.

        We have driver license contracts with various states that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $6 million of expenditures through 2008. The estimates are derived from information known to us as of September 30, 2007, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in Part II, Item 1A or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

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

        Such forward-looking statements also include other statements containing words such as "anticipate," "estimate," "expect," "management believes," "we believe," "we intend," "should" and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, our failure to become profitable, the failure of the potential markets for our digital watermarking technology to develop as anticipated, the adoption of alternative technologies within these markets, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this Form 10-Q or in our other documents filed with the SEC. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed below should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 have not changed materially.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Internal management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures, as of the end of the period covered by this report, were effective in ensuring that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to internal management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There were no significant changes to the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter ended September 30, 2007 that would materially affect, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.    Legal Proceedings.

        Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company's securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company's restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the Company issued false and misleading financial statements and issued misleading public statements about the Company's operations and prospects. On August 4, 2006, the court granted the Company's motion to dismiss the lawsuit with prejudice and entered judgment in the Company's favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal was stayed pending the recent U.S. Supreme Court's determination in another case of issues relating to the Private Securities Litigation Reform Act, and briefing is scheduled to be completed by the end of the year. The Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

        On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company's officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company's shareholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company's motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants' motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June, and the Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of the Company's initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the Company's initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's stock in the after-market subsequent to the Company's initial public offering. The Company and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters'

alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, the Company and the other defendants in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including the Company. The claims against the Company under Section 10(b), however, were dismissed. In June 2003, a committee of the Company's board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from the Company's insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 310 cases that have been consolidated. The Company's case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing. In light of the Second Circuit opinion, the Company has informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. Settlement and procedural discussions continue in the matter. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit's mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

        On October 10, 2007, a shareholder of the Company filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters on the initial public offering of the Company. The complaint, which also named the Company as a nominal defendant but did not assert any claims against the Company, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of the Company's stock.

        The Company is subject, from time to time, to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these other matters cannot be determined, management believes that, as of September 30, 2007, the final disposition of these proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Item 1A.    Risk Factors

        Our business, financial condition, results of operation and cash flows may be affected by a number of factors, including the factors set forth below.

We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

        Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of September 30, 2007 was $100.3 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

The loss of any large contract may result in loss of revenue and potential impairment of capital assets and/or intangible assets, including the acceleration of depreciation and/or amortization expense.

        Contracts between government agencies and Digimarc have varying duration, generally five or more years in length. Some contracts we enter into contain cancellation clauses. In addition, after a contract period expires, generally the government agency can re-open the contract for competitive bidding. We anticipate that several of our significant customers will award new contracts through such a competitive bidding process during the coming quarters. If we were to lose a contract due to cancellation or in a competitive bidding situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur impairment of capital and/or intangible assets related to the customer, which could adversely affect our financial results.

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

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

        We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive bids. The timing of such bids is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. In addition, the Department of Homeland Security's initiatives in passports and border crossing cards, as well as delays in disbursement of funding for REAL ID Act projects, could create confusion within the U.S. driver license market that may delay purchase decisions by government customers. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could affect the predictability of our quarterly results, and might limit our actual revenue in any given quarter, resulting in reduced and less predictable revenue and an adverse affect on profitability.

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

        We have invested significant time and resources in product development activities for new secure identification markets, including designing and developing numerous enhancements to our driver license systems and improving our cards' ability to withstand intrusions or alterations without detection.

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

DIGIMARC CORPORATION
Date: November 2, 2007	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of Exhibits to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
DIGIMARC CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (UNAUDITED)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (UNAUDITED)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data) (UNAUDITED)
DIGIMARC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Overview
  Additional Information
  Critical Accounting Policies and Estimates
  Results of Operations
  Liquidity and Capital Resources
  Off-Balance Sheet Arrangements
  Recent Accounting Pronouncements
  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  Evaluation of Disclosure Controls and Procedures
  Changes in Internal Controls
PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX