Form 10-K
period 2007-12-31
DIGIMARC CORP
filed 2008-02-29
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

         The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq Global Market on the last business day of the registrant's most recently completed fiscal second quarter (June 30, 2007), was approximately $208 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

         As of January 31, 2008, there were 22,041,002 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its 2008 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

        The following discussion of Digimarc's business contains forward-looking statements relating to future events or the future financial performance of Digimarc. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Annual Report on Form 10-K in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

        Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not give any assurances that these expectations will prove to be correct. These statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in our forward-looking statements, and we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. We urge you to carefully review and consider the various disclosures we have made that attempt to advise interested parties of the factors which affect our business, including the disclosures made in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Factors Affecting Forward Looking Statements" in this Annual Report on Form 10-K, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, and other reports and filings made with the SEC.

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

        This Annual Report on Form 10-K includes trademarks and registered trademarks of Digimarc Corporation.

ITEM 1:    BUSINESS

Overview

        Digimarc Corporation ("Digimarc," "our" or "we") is a leading supplier of secure identity solutions and solutions for use in media identification and management. Our solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, deter counterfeiting and piracy and support new digital media distribution models that provide consumers with more choice and access to media content. Our mission is two-fold:

  •
  Foster large-scale adoption of media identification and management solutions licensed under Digimarc's intellectual property; and

  •
  Be the most desired profitable supplier of driver license issuance systems.

        We issue more than 60 million identification documents ("IDs") annually and are the leading supplier of government-issued citizen IDs in North America, including supplying systems that produce more than two-thirds of all driver licenses issued in the United States. We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as "digital watermarking" which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music, television, and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

        Digital watermarking is a strategic component of nearly all of our product offerings. We provide media identification and management solutions based on this and related technologies directly and through our licensees. Digital watermarking has already proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of Central Banks and many leading companies in the information technology industry. We are working to achieve a similar success in secure identity management systems. We anticipate that by the middle of 2008 more than one out of two driver licenses being produced in the U.S. will carry digital watermarks as a means to provide cross-jurisdictional machine authentication. In addition, Digimarc and its licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to provide improved media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content, and enhance consumer experiences.

        Our principal administrative, marketing, research, and intellectual property development facility is located in Beaverton, Oregon. Our secure ID systems business is headquartered in Burlington, Massachusetts, and our logistics center is in Fort Wayne, Indiana.

        Our ID systems revenue is primarily generated pursuant to long-term contracts with government ID issuers—primarily U.S. State government agencies responsible for driver license issuance and national governments of a number of countries. These customers rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

        Our media identification and management revenue is generated through commercial and government applications of our digital watermarking and related media identification and management technologies, primarily from patent and technology license fees paid by business partners and our contracts with a consortium of Central Banks and with The Nielsen Company. Our licensing program, which is a core part of our media identification and management business, is built upon our extensive patent portfolio, which contains 360 issued U.S. patents, and numerous foreign patents, as of December 31, 2007. Private sector media and entertainment industry customers use secure media identification and management solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from personal computers and mobile devices. We expect that patent and technology licensing will continue to contribute most of our revenues from non-government customers for the foreseeable future.

        Financial information about geographic areas is incorporated by reference to Note 4 of our consolidated financial statements.

History

        Digimarc was incorporated in 1995. We were founded to commercialize a signal processing innovation known as "digital watermarking." Digital watermarking is a technology that allows our customers to infuse digital data into any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of this digital data enables a wide range of improvements in security and media management, and new business models for distribution and consumption of media content. We use digital watermarking as a differentiator in nearly all of our product offerings to increase value to our customers.

        Banknote counterfeit deterrence was the first commercially successful use of digital watermarking. Digimarc, in cooperation with an international consortium of Central Banks, developed a system to deter the use of digital technologies in the unauthorized reproduction of banknotes. More recently, innovations based on our digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, Digimarc's business partners, under patent or technology license from Digimarc, are delivering digital watermarking solutions to track and monitor the distribution of music, images, television and movies to consumers.

        Following the events of September 11, 2001, we realized that our expertise in security printing and digital imaging technologies and systems placed us in a position to address both the digital threats to identity management credentials and the environment and concerns of the issuers of these credentials. In late 2001, we acquired the Large Government Programs business unit of Polaroid Corporation ("Polaroid"). The primary focus of this business is the production of driver licenses and other IDs issued by government agencies. The acquired assets included all relevant software, hardware, services, materials science and distribution assets of Polaroid's government-issued photo identification business.

        In this strategic acquisition, we saw a unique opportunity to assist in efforts to deter identity theft and fraud and thereby enhance transportation safety and Homeland Security through the combination of a new layer of security using our digital watermarking technology and Polaroid's expertise in secure ID solutions. Based on Polaroid's history with secured ID issuance systems, the resulting business has over 50 years of experience in the delivery and operation of secure ID issuance systems, has produced more than 2 billion issued IDs, and has guided customers through numerous major upgrades and technology migrations in ID security. We are the leader in deploying new solutions to meet driver license security and related service challenges. This includes being first to:

  •
  produce driver licenses with digital portraits,

  •
  deploy facial recognition and State-wide fingerprint matching in 1995 and 1996,

  •
  introduce market leading security features, including digital watermarking, Kinegrams, and secure card materials,

  •
  produce driver licenses in secure, networked central issuance factories,

  •
  offer driver license renewal by Internet,

  •
  offer comprehensive and modular secure driver license solutions to address recently enacted Federal legislation, such as the Federal legislation passed in May 2005 known as the REAL ID Act (the "REAL ID Act"). The Real ID Act imposes certain Federal requirements for State-issued driver licenses. These requirements are intended to increase the security of driver licenses, require validation of applicants prior to issuance, and mandate certain changes in business processes relating to security and the sharing and storage of data, and

  •
  offer an Enhanced Driver License (EDL) solution in response to a recently enacted Federal law called the Western Hemisphere Travel Initiative, which imposes new security requirements on North American land and sea border crossings. We supplied production of the first high security licenses in a pilot program in Washington State.

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

Customers and Business Partners

        Our ID systems revenue is derived from long-term contracts with government ID issuers, primarily State driver license issuers and governments of various foreign countries and provinces.

        Our media identification and management revenue is generated through commercial and government applications of our digital watermarking, including a long-term contract with a consortium of Central Banks. Our contract with the Central Bank consortium is in its tenth year in 2008. The contract is in the final year of a 5-year extension and provides for two additional 3-year extensions. The Central Bank consortium has agreed to the first 3-year extension. Other digital watermarking-related revenue is generated primarily from patent and technology license fees paid by business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world. Patent and technology licensing is expected to continue to contribute most of the revenues from non-government customers for the foreseeable future.

        We must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

        In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the government agency may terminate any of our contracts and, in general, subcontracts, at its convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee.

        In addition, our government contracts typically span one or more base years and multiple option years. The government agency generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

Products and Services

        We provide secure ID solutions to government agencies and media identification and management solutions to commercial entities and government customers.

Secure ID Systems

        We issue more than 60 million IDs annually and are the leading supplier of government-issued citizen IDs in North America, producing more than two-thirds of all driver licenses issued in the U.S. We have also provided secure ID solutions to approximately 25 foreign governments.

        In North America, we generate most of our revenue through the issuance of State driver licenses and other IDs on a fixed price per credential issued basis. In North America, we are generally a prime contractor, providing full issuance systems to Federal, State, and provincial departments of motor vehicles or other government issuing authorities. These systems typically include hardware (including specialized cameras, printers, personal computers and servers), software, consumable supplies (such as ribbons, blank or preprinted card materials and laminated and related consumables) and ongoing support services. These systems may also involve software and/or hardware development, integration services, and implementation services. When we provide a full issuance system to a customer, we generally retain title to all equipment, software and consumables associated with the system and are responsible for maintaining the system over the contractual period.

        Our strategy regarding the anticipated opportunities relating to the REAL ID Act is to provide solutions that address the requirements of the REAL ID Act: identity verification; document scanning and archiving; individual background checking; data and image sharing; and migration to and production of REAL ID Act compliant driver license documents. These solutions are available to customers as upgrades or complete issuance systems. Digimarc is currently offering the States program management assistance to safely migrate to REAL ID Act compliance.

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

        Outside of North America, our revenues are typically generated from sales of equipment, software and/or consumables to government agencies or their prime contractors. These sales may occur at irregular intervals, can carry relatively low margins and cause variations in quarterly revenue and gross profit trends. We enter into low margin contracts and transactions from time to time to maintain market presence and build relationships with customers and business partners, and often transition to more profitable digital technologies over time. Due to the nature of such international programs and customers, the timing of these sales is less predictable than our service revenues provided by domestic customers and, consequently, international sales can occur unevenly during the course of a year.

Media Identification and Management

        We license our technology and patents and otherwise foster development of the market for media identification and management solutions through our participation in industry activities and events, including our digital watermarking technologies, for commercial as well as governmental uses. Our licenses primarily involve use of our technology and patents in the media and entertainment area, but also support industrial and commercial enterprise applications as well as applications supporting Federal programs. We also have a multi-year contract with an international consortium of Central Banks in which we have been, since 1997, developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics.

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

  •
  enhance information access, search and marketing capabilities related to media content; and

  •
  enable fair and legitimate use of content by consumers.

        Our business partners and customers include AquaMobile, Cinea, Inc., a subsidiary of Dolby Laboratories, Inc., GCS Research LLC, MediaGrid, Microsoft Corporation, Mobile Data Systems, Inc., The Nielsen Company, Royal Philips, Signum Technologies Limited, Thomson Multimedia, S.A., USA Video, Verance Corporation, Verimatrix, Inc. and VCP (an affiliate of VEIL Interactive Technologies). Although each partner or customer addresses particular needs, as a whole these partners and customers are propagating digital watermarking in music, movies, images and television as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

Technology and Intellectual Property

        We use intellectual property ("IP") to differentiate its products and technologies, mitigate infringement risk, and develop opportunities for licensing. Licensing of our digital watermarking and related technologies is supported by a broad patent portfolio covering a wide range of methods, applications, and system architectures.

        Most of our patents relate to various methods for embedding digital information in video, audio, and images, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The message generally survives most normal compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing. Our media identification and management patent portfolio includes not only digital watermarking but innovations in pattern recognition (sometimes referred to as "fingerprinting") and digital rights management (DRM) applications.

        To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world's most extensive patent portfolios in the field of digital watermarking, with 360 U.S. and over 80 foreign issued patents and more than 500 U.S. and foreign patent applications on file as of December 31, 2007 in the areas of digital watermarking, secure identity management and related technologies. Separately, we own registered trademarks in both the U.S. and other countries and have applied for other trademarks. We continue to develop and broaden our portfolio of patented technologies, including digital watermarking and related applications and systems, and other technologies related to secure ID systems. For ID systems-related technologies, the focus of patent development has been in the areas of imaging and printing systems, card architecture and materials, and security features. Some patents relate to future product offerings or related technologies like smart cards, laser engraving and alternative card systems.

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

Markets

Identification

        We believe that the U.S. driver license market will continue to grow as a result of (i) broadening use of the driver license as a secure credential beyond its traditional role as evidence of competence to drive a motor vehicle; (ii) technological innovation; (iii) desire among issuers to improve security and efficiency; and (iv) new governmental regulations such as the REAL ID Act. We anticipate that these regulations may result in substantial system upgrades by our customers. Final rules under the REAL ID Act were published on January 11, 2008. According to a February 8, 2008 report published by CNET Networks, Inc., 30 States have stated they intend to comply with REAL ID or have applied for and already received extensions. Five States, representing 5% of the U.S. population, have passed anti-REAL ID laws; and 15 States believe they will possibly comply.

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

        An example of such a potential opportunity is in the market for smart cards. The Western Hemisphere Travel Initiative requires that all U.S. citizens returning from outside the U.S. present either a passport, a new border PASS Card or EDL, approved by the Department of Homeland Security. The Federal government is requiring a Radio-frequency identification (RFID) chip in each PASS Card or EDL. In other applications, the Federal government has been advancing worker identification using smart cards. In response to these moves, in 2006 we announced a smart card option for our secure driver license solution. We began production of the first high security licenses in a pilot program in Washington State. Interest in these new high tech licenses is spreading. The US Secretary of Homeland Security is strongly encouraging Canadian provincial governments to consider producing such licenses, which could be used in lieu of a passport at the border. In parallel, a growing number of U.S. States, including Arizona, New York, Texas, and Vermont, have expressed interest in producing an EDL. In addition, we will continue to look for opportunities to participate in smart card ID programs in Europe and other parts of the world where smart cards are more widely used.

Media Identification and Management

        Digital watermarking and related technologies are used in various media identification and management products and solutions supporting a variety of media objects, from movies and music, to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as:

  •
  counterfeiting and piracy deterrence,

  •
  media management,

  •
  authentication and monitoring,

  •
  linking to networks and providing access to information,

  •
  and enhanced services in support of mobile commerce.

        We believe the market for such applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services, and technologies.

Competition

        Digimarc competes for government business with system integrators, biometrics suppliers, security printers, card manufacturers, and smart card and other security technology suppliers, including companies like L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) (biometrics), Unisys Corporation (system integration) and De La Rue plc (security printer). Each of these companies is a supplier to U.S. driver license issuers. As U.S. driver licenses gain utility as general credentials and the Federal government is demanding higher security and a certain amount of standardization, competition may increase. For instance, certain aspects of the REAL ID Act may expedite an existing trend toward central issuance of driver licenses. Although we are proficient at central issuance, the possible acceleration of this trend could draw new competition from classic security printers such as Canadian Banknote Company, Limited and Giesecke & Devrient GmbH.

        The possibility of including smart card technologies in driver licenses is generating a great deal of public debate. The smart card industry is generally driven by European chip manufacturers such as Infineon Technologies AG and Gemalto NV. While successful in bank cards, mobile phone SIMs and phone cards, smart cards have only recently begun to gain distribution as government-issued credentials. The U.S. government is a strong advocate. Federal identity standards are embracing smart cards for the military, transportation workers, and government employees and contractors, and new "ePassports" will carry a portrait in an on-book chip. Despite considerable investment by the Federal government, we believe no States have attempted or even piloted smart card driver licenses, except for the EDL card we recently deployed in Washington State. We understand that in recent years, at least two States have expressly considered and rejected smart card driver licenses. Emerging border control and Federal traveler programs are considering smart card concepts, but have not gained traction and face privacy issues. We anticipate we will be prepared to support requirements from customers for smart card technology if, and when, such requirements arise.

        We are seeing increased interest in the U.S. ID market from large systems integrators such as Electronic Data Systems Corporation, IBM Global Services, Accenture, and Bearing Point, as well as other ID and security suppliers such as Canadian Banknote and DataCard Corporation. Smaller application providers are also emerging as point-product competition, including Saber and Archon. In 2007, we implemented our first EDL pilot approved by the Department of Homeland Security in the State of Washington for land and sea border crossing. While to date there are no other known companies offering complete EDL solutions, we anticipate the primary competition for the EDL will be the PASS Card, which General Dynamics Corporation is contracted to provide.

        Internationally, we supply credentialing systems, components or supplies to numerous foreign governments, including four Canadian provinces, Latvia, Mexico, Ghana and Russia. Competition in international markets, like in the U.S., comes from security printers, card producers, biometric companies and systems integrators, such as Sagem Telecommunications, S.A., De La Rue plc, Gemalto NV, Fujitsu Siemens Computers, Wincor Nixdorf International GmbH, Unisys Corporation, and Hewlett Packard Company.

        In media identification and management, our business partners and we generally compete with application-specific alternative technologies for the security budget of the producers and distributors of the media objects. These alternatives include technologies and solutions based on encryption or on pattern recognition. We anticipate that our competitive position within certain markets may be affected by factors such as reluctance to adopt new technologies and, positively or negatively, by changes in government regulations.

Seasonality

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

Backlog

        Backlog as of December 31, 2007 was approximately $225 million. We expect more than $90 million of this amount to be recognized as revenue during 2008. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2006 was approximately $250 million.

        There is no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such recognition may change.

Employees

        At December 31, 2007, we had 424 full-time employees, including 60 in sales, marketing, technical support and customer support; 89 in research, development and engineering; 84 in finance, administration, information technology and legal; and 191 in field operations, manufacturing and supply chain. We also had 38 contract workers, primarily utilized in our international manufacturing operations at December 31, 2007. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

ITEM 1A:    RISK FACTORS

        Certain risk factors that may affect our business, financial condition, results of operation and cash flows, or that may cause our actual results to vary from the forward-looking statements contained in this Annual Report on Form 10-K are set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Factors Affecting Forward Looking Statements," in this Annual Report on Form 10-K.

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

ITEM 3:    LEGAL PROCEEDINGS

        Beginning in September 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the restatement of our financial statements for 2003 and the first two quarters of 2004 and alleged that we issued false and misleading financial statements and issued misleading public statements about our operations and prospects. On August 4, 2006, the court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. Plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The appeal was stayed pending the recent U.S. Supreme Court's determination in another case of issues relating to the Private Securities Litigation Reform Act, and briefing is scheduled to be completed by the end of the year. We anticipate oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing or outcome of the matter.

        On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of our officers and directors, naming us as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to our shareholders and to us. The complaint is derivative in nature and does not seek relief from us. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted our motion to stay these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its shareholders. On August 24, 2006, the court granted defendants' motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June, and we anticipate oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing or outcome of the matter.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, certain of its officers and directors, and certain underwriters of our initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to our initial public offering. Certain of its officers and directors and we are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. Furthermore, in July 2002, other defendants in the consolidated cases and we filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under Section 11 was denied as to virtually all the defendants in the consolidated actions, including us. The claims against us under Section 10(b), however, were dismissed. In June 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would have provided, among other things, a release of us and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from our insurers regarding recovery from the underwriter defendants and other consideration from us regarding our underwriters, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing. In light of the Second Circuit opinion, we have informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

        On October 10, 2007, a Digimarc shareholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters on our initial public offering. The complaint, which also named us as a nominal defendant but did not assert any claims against us, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of our stock.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

        Our common stock is traded on The Nasdaq Global Market under the symbol "DMRC." The closing price of our common stock on The Nasdaq Global Market was $8.26 as of January 31, 2008. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First quarter	$12.43	$8.09	$8.00	$5.85
Second quarter	$11.05	$8.90	$7.76	$5.85
Third quarter	$11.60	$8.05	$8.45	$5.56
Fourth quarter	$9.60	$8.21	$9.75	$7.51

        At February 25, 2008, we had 487 stockholders of record of our common stock, as shown in the records of our transfer agent.

        We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

        The following table sets forth information regarding purchases of our equity securities during the quarter ended December 31, 2007, all of which were shares subject to restricted stock awards that we purchased to cover applicable tax withholding obligations when these awards vested.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1 October 1, 2007 to October 31, 2007	3,175	$8.95	—	—
Month 2 November 1, 2007 to November 30, 2007	—	—	—	—
Month 3 December 1, 2007 to December 31, 2007	21,272	$8.82	—	—
Total	24,447	$8.84	—	—

Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this Form 10-K.

STOCK PERFORMANCE GRAPH

        The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested on December 31, 2002 in our common stock at the closing price on such date and in each of the other two indices at the closing price on such date and assumes reinvestment of any dividends. We believe that the companies in the peer group are more comparable to us in terms of line-of-business, market capitalization, revenues, and number of employees and, therefore, comprise a more appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Five Year Total Return

	Indexed Data
		Years Ending December 31,
Company Name / Index	Base Period 2002
		2003	2004	2005	2006	2007
Digimarc Corporation	100	$117.28	$82.19	$52.03	$77.51	$77.78
Nasdaq U.S. Index	100	150.36	163.00	166.58	183.68	201.91
Peer Group	100	160.33	187.81	145.79	137.99	127.54

Companies included in the peer group index of the stock performance graph are as follows:

ACTIVIDENTITY CORP	ENTRUST INC	NIC INC
ALADDIN KNOWLEDGE SYS LTD	L-1 IDENTITY SOLUTIONS INC	RAE SYSTEMS INC
AMERICAN BK NT HOLOGRAPHICS	LASERCARD CORP	SCM MICROSYSTEMS INC
COGENT INC	MACROVISION CORP	TYLER TECHNOLOGIES INC
DTS INC	MEDIALINK WORLDWIDE INC	VERINT SYSTEMS INC
DYNAMICS RESEARCH CORP	NCI INC

(1)
The peer group does not include two companies, CompuDyne and Safenet, from our 2006 peer group since they were acquired in 2007.

ITEM 6:   SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2007, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in 000'S, except per share data)
Consolidated Statement of Operations Data:
Revenue	$109,764	$104,247	$101,053	$92,947	$85,591
Net income (loss)	$(445)	$(11,740)	$(23,097)	$(9,022)	$175
Net income (loss) per share—basic	$(0.02)	$(0.57)	$(1.13)	$(0.44)	$0.01
Net income (loss) per share—diluted	$(0.02)	$(0.57)	$(1.13)	$(0.44)	$0.01
Weighted average shares—basic	20,982	20,649	20,485	20,326	18,572
Weighted average shares—diluted	20,982	20,649	20,485	20,326	19,351

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in 000'S)
Consolidated Balance Sheet Data:
Total assets	$142,023	$134,631	$140,239	$163,287	$161,153
Long-term obligations, net of current portion	8,462	6,230	3,009	3,104	2,006

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Item 7, under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

        Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not give any assurances that these expectations will prove to be correct. These statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in our forward-looking statements, and we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. We urge you to carefully review and consider the various disclosures we have made that attempt to advise interested parties of the factors which affect our business, including the disclosures made under the caption "Factors Affecting Forward Looking Statements" in this Item 7, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, and other reports and filings made with the SEC.

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

        Digimarc is a leading supplier of secure identity management and media identification and management solutions. Our solutions enable governments and businesses around the world to enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, deter counterfeiting and piracy and support new digital media distribution models that provide consumers with more choice and access to media content.

        Our ID systems revenue is primarily generated pursuant to long-term contracts with government ID issuers—primarily U.S. state government agencies responsible for driver license issuance and national governments of a number of foreign countries. These customers rely on our systems design, integration and materials science expertise, and proprietary technologies such as digital watermarking, to implement issuance systems and processes that improve the security of identity documents and banknotes.

        Our media identification and management revenue is generated through commercial applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners, and a contract with a consortium of Central Banks.

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

        Depreciation.    Starting January 1, 2006, we changed our policy for depreciating fixed assets that were specifically used to provide services under long-term contracts to the shorter of the original contract term plus 2.75 years or estimated useful life. Through December 31, 2005, we depreciated these assets over the shorter of the original contract term or estimated useful life. This change in estimate was supported by an analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added an average of 2.75 years to the length of the contracts' original terms.

        Since contract-specific program assets are tracked on a contract basis, the finding that contracts are routinely extended beyond the original term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the useful life of contract-related assets is generally longer than the original term of the contract. Given these findings, we concluded that it was appropriate to change the estimated useful lives of these assets for purposes of depreciation. In addition, the change in useful lives achieves a better matching of the utility of these assets with the resulting revenues. For the year ended December 31, 2007, we performed an updated analysis on contract specific assets which resulted in no change to our previous conclusions. We will continue to analyze the useful lives of contract specific assets in future periods. The financial impact of this change is discussed below in the Cost of Revenue.

        Backlog.    Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2007 will generate approximately $225 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $90 million of this amount to be recognized as revenue during 2008. This amount includes production volumes reasonably expected to be achieved under currently effective contracts, government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2006 was approximately $250 million. The decrease in backlog reflects factors noted below.

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
  Low bid and award activity,

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

        Restructuring.    During the last half of 2005 and continuing during 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006 we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce was reduced by over 30% since mid 2005 until late 2006. Our actions included the redeployment and reallocation of resources to better align with our operating strategies.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, restructuring, long-term service contracts, warranties, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable, contingencies and litigation and stock-based compensation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

  Revenue from professional service arrangements is generally determined based on time and material or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables, which is included in the balance of trade accounts receivable, net in the consolidated balance sheets.

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

  Stock-based compensation:    We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that resulted in a factor applied to the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the derived service period using the straight-line method.

Results of Operations

        The following table presents our consolidated statement of operations data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2007	2006	2005
Revenue:
Service	82%	82%	84%
Product and subscription	18	18	16

Total revenue	100	100	100
Cost of revenue:
Service	55	58	61
Product and subscription	7	8	7

Total cost of revenue	62	66	68
Gross profit	38	34	32
Operating expenses:
Sales and marketing	15	15	16
Research, development and engineering	6	10	13
General and administrative	14	16	21
Amortization of intangibles	2	2	4
Intellectual property	2	2	2
Restructuring charges	—	1	—

Total operating expenses	39	46	56

Operating income (loss)	(1)	(12)	(24)
Other income (expense), net	1	1	1

Income (loss) before provision for income taxes	—	(11)	(23)
Provision for income taxes	—	—	—

Net income (loss)	—%	(11)%	(23)%

        Our total revenue for the year ended December 31, 2007 was $109.8 million, or 5% higher as compared to $104.2 million for the prior year. We reported a substantially reduced loss for the year of $(0.4) million, an improvement of $11.3 million from 2006. We believe this dramatic improvement in earnings, driven both by increased revenue and reduced expenses, is the result of realizing the financial leverage caused by the restructuring efforts begun in 2005 and carried through 2006.

Years Ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Revenue:
Service	$89,623	$85,681	$3,942	5%
Product and subscription	20,141	18,566	1,575	8%

Total	$109,764	$104,247	$5,517	5%

Revenue (as % of total revenue):
Service	82%	82%
Product and subscription	18%	18%

Total	100%	100%

        Service.    Service revenue consists primarily of:

  •
  card production on a price-per-card basis,

  •
  software development and consulting services, and

  •
  hardware and software maintenance.

        The majority of service revenue arrangements are typically structured as price-per-card product agreements, time and materials consulting agreements, or fixed price consulting agreements.

        The increase in service revenue was due primarily to increased revenue from our Mexican operations following a production hiatus associated with the 2006 national elections in that country and the commencement of services to additional provinces under our Atlantic Canada contract. These increases were offset by lower production volumes from Haiti's one-time voter identification project completed in the first quarter of fiscal year 2006, lower revenue from Latvia as a result of a non-recurring transaction in 2006, and lower revenues from various states from a combination of price and volume mix.

        Product and subscription.    Product revenue consists primarily of the sale of equipment, software licenses and consumables related to identification card production systems that are variable in nature and occur from time to time. Subscription revenue consists primarily of royalty revenue from our intellectual property licenses and the sale of our web-based subscriptions related to various software products, both of which are more recurring in nature. Revenues from our licensing products have minimal associated costs and are nearly all margin.

        The increase in product and subscription revenue was due primarily to a net increase in variable sales, add-ons and upgrades, to various domestic and international customers and additional payments from certain cash basis customers where billings were made in the prior year but collected in 2007. Offsetting these increases was lower revenue from the United Kingdom contract that ended in the second quarter of 2007.

  Revenue by Geography

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Revenue by geography:
Domestic	$87,610	$83,161	$4,449	5%
International	22,154	21,086	1,068	5%

Total	$109,764	$104,247	$5,517	5%

Revenue (as % of total revenue):
Domestic	80%	80%
International	20%	20%

Total	100%	100%

        The increase in domestic revenue was due primarily to variable sales and additional cash payments as discussed above, offset by lower revenues from a combination of price and volume mix from various states.

        The increase in international revenue was due primarily to increased revenue from Mexico and Canada as discussed above. These increases were offset by lower revenue from the United Kingdom contract, lower production volumes as a result of Haiti's one-time voter identification project, which ended in fiscal year 2006, and lower revenue from Latvia due to a non-recurring transaction in fiscal year 2006.

  Revenue by Source

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Revenue by source:
Media identification and management	$13,211	$11,071	$2,140	19%
Identification	96,553	93,176	3,377	4%

Total	$109,764	$104,247	$5,517	5%

Revenue (as % of total revenue):
Media identification and management	12%	11%
Identification	88%	89%

Total	100%	100%

        The increase in media identification and management revenue was due primarily to additional license revenues from our cash based customers where billings were made in 2006 and collected in 2007 and higher service revenue from our Central Bank and Nielsen contracts.

        The increase in identification revenue was due primarily to service and product sales to various domestic and international customers as discussed above.

Cost of Revenue

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Cost of Revenue:
Service	$59,941	$60,817	$(876)	(1)%
Product and subscription	8,087	7,952	135	2%

Total	$68,028	$68,769	$(741)	(1)%

Cost of Revenue (as % of related revenue components):
Service	67%	71%
Product and subscription	40%	43%

        Service.    Cost of service revenue primarily includes:

  •
  costs of consumables used in delivering a service,

  •
  compensation, benefits and related costs of software developers, quality assurance personnel, product managers and field operations personnel,

  •
  payment to outside contractors,

  •
  depreciation charges for machinery, equipment, software and capitalized labor,

  •
  deployment costs used specifically for service delivery,

  •
  provisions for obsolete and excess inventories,

  •
  travel costs directly attributable to service and development contracts,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        The decrease in cost of service revenue was due primarily to the following:

  •
  decreased employee compensation-related expenses for salaries, benefits, recruiting costs and incentive plans aggregating $1.9 million as part of the restructuring initiative,

  •
  decreased accrued benefits of $0.5 million due to no corporate incentive bonus earned or accrued across all cost areas in 2007, offset by

  •
  increased depreciation expense of $1.1 million related to programs completed in the second half of 2006 or in fiscal year 2007, and

  •
  increased allocated infrastructure and centralized costs of $0.4 million primarily due to the redeployment of resources to program activities as part of our restructuring initiative during the prior year.

        Product and subscription.    Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

        The increase in cost of product and subscription revenue was due primarily to the following:

  •
  increased product costs to domestic and international customers related to increased sales, partially offset by

  •
  decreased product costs as a result of the end of the United Kingdom contract that ended in the second quarter of 2007.

        The costs components included in our cost of revenue are comprised of three categories as described below:

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Cost of revenue:
Variable	$31,281	$29,145	$2,136	7%
Fixed field support and manufacturing	25,044	28,972	(3,928)	(14)%
Program depreciation	11,703	10,652	1,051	10%

Total	$68,028	$68,769	$(741)	(1)%

Cost of revenue (as % of total revenue):
Variable	28%	28%
Fixed field support and manufacturing	23%	28%
Program depreciation	11%	10%

Total	62%	66%

        Variable.    Variable costs include:

  •
  price of materials to produce an identification card,

  •
  direct costs of hardware and software, and related labor, delivered to customers, and

  •
  other costs that are variable in nature.

        While the variable cost as a percentage of revenue remained the same, the increase in variable costs is primarily due to increased costs associated with increased variable sales as discussed above and somewhat offset by improved margins related to higher yields in the manufacturing process.

        Fixed field support and manufacturing.    Fixed field support and manufacturing costs include:

  •
  field operations and support costs,

  •
  manufacturing costs,

  •
  supply chain costs, and

  •
  charges for infrastructure and centralized costs.

        The decrease in support costs was primarily due to costs associated with our focus on improving certain programs in early 2006 that resulted in fewer expenditures capitalized to the balance sheet and temporarily increased fixed support expenses, as discussed in cost of service revenue above, excluding program depreciation. After improving the efficiencies in these programs, our fixed costs returned to more normal levels, and reflected various significant cost reductions and operating efficiencies that were initiated over the prior two years, thus gaining financial leverage.

        Program depreciation.    Program depreciation primarily consists of amortization and depreciation of costs incurred during the delivery process, where such costs are capitalized and then amortized or depreciated over the useful lives of the assets to which the costs relate. Costs capitalized during the delivery process typically include equipment, purchased software, capitalized labor for software development and implementation and travel.

        The increase in program depreciation was primarily due to delivery of new and upgraded programs in 2007, including our Atlantic Canada, Indiana and Oregon programs.

Gross Profit

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Gross Profit:
Service	$29,682	$24,864	$4,818	19%
Product and subscription	12,054	10,614	1,440	14%

Total	$41,736	$35,478	$6,333	18%

Gross Profit (as % of related revenue components):
Service	33%	29%
Product and subscription	60%	57%
Total	38%	34%

        The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 were primarily due to commensurate changes in revenues and costs of revenues, as described above. In particular, the increase in gross profit reflects significant financial leverage improvement in the field support and manufacturing areas.

Operating Expenses

  Sales and marketing

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Sales and marketing	$16,615	$16,355	$260	2%
Sales and marketing (as % of total revenue)	15%	15%

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

        The increase in sales and marketing expenses was due primarily to the following:

  •
  increased professional fees and marketing costs of $0.4 million in connection with business initiatives relating to the REAL ID Act,

  •
  increased travel related expenses of $0.3 million related to increased international opportunities, offset by

  •
  decreased accrued benefits of $0.4 million due to no corporate incentive bonus earned or accrued in 2007.

        We anticipate that we will continue to invest in sales and marketing at current or higher levels.

  Research, development and engineering

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Research, development and engineering	$7,323	$10,269	$(2,946)	(29)%
Research, development and engineering (as % of total revenue)	6%	10%

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

        The decrease in research, development and engineering expenses was due primarily to headcount reductions and other restructure related initiatives, no corporate incentive bonus earned or accrued in 2007 and increased resource allocation to capital projects.

        We anticipate that we will continue to invest in research, development and engineering expenses at current or above levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

  General and administrative

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
General and administrative	$15,609	$17,484	$(1,875)	(11)%
General and administrative (as % of total revenue)	14%	16%

        General and administrative expenses consist primarily of:

  •
  compensation, benefits and related costs of executive, finance and administrative personnel,

  •
  legal, human resources and other professional fees,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        The decrease in general and administrative expenses was due primarily to the following:

  •
  decreased audit, consulting and legal fees of $0.8 million due to improved efficiencies in our operations, including less reliance on outside consultants,

  •
  decreased accrued benefits of $0.8 million due no corporate incentive bonus earned or accrued in 2007,

  •
  decreased allocated infrastructure and centralized costs of $0.6 million, offset by

  •
  increased stock-based compensation expense of $0.6 million primarily related to restricted stock.

        We anticipate that we will continue to incur general and administrative expenses at or above current levels in the near term while continuing to examine means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

  Amortization of intangible assets

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Amortization of intangibles	$1,992	$2,171	$(179)	(8)%
Amortization of intangibles (as % of total revenue)	2%	2%

        We account for intangible assets resulting from acquisitions in accordance with Financial Accounting Standards Board ("FASB") Statement Nos. 141, Business Combinations and 142, Goodwill and Other Intangible Assets. These statements require the recording of intangible assets under purchase accounting rules, and require the amortization of such intangible assets over their expected useful life. As a result, in December 2001, we recorded $29.5 million of intangible assets related to the acquisition of certain assets and certain liabilities from Polaroid and affiliates. These intangible assets were set up to amortize over an average of a 12-year period, representing the expected useful life. Changes in contract status and customer relationships may lengthen or shorten the expected useful life of such intangible assets, or cause an impairment charge related to the intangible asset, so some variability is expected to exist related to intangibles depending on internal and external factors.

        The slight decrease in amortization of intangible assets was due primarily do extended amortization periods from contract extensions with several domestic customers and to a lesser point, the impact of reaching full amortization of values associated with some international contracts during 2007.

        The estimated amortization of intangibles over the next five years is as follows:

	2008	2009	2010	2011	2012
	(in 000'S)
Amortization of intangibles	$1,598	$1,501	$1,501	$1,501	$1,501

  Intellectual property

	Year Ended December 31
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(in 000'S)
Intellectual property	$1,836	$1,774	$62	3%
Intellectual property (as % of total revenue)	2%	2%

        Intellectual property costs primarily consist of:

  •
  compensation, benefits and related costs of attorneys and legal assistants,

  •
  costs associated with documenting, applying for, maintaining patents and trademarks,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        Intellectual property expense remained relatively consistent from year to year. We anticipate that we will continue to invest in intellectual property expenses at current levels or slightly higher.

        Stock-based compensation.    Stock-based compensation includes expense charges for all stock-based awards to certain officers, employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. We account for stock-based compensation in accordance with SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to certain officers, employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to the application of SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

        We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to fiscal year 2006 have not been restated to reflect this change. Stock-based compensation recognized in the year ended December 31, 2007 and 2006 is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements in the year ended December 31, 2007 and 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

        Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that resulted in a factor applied to the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the derived service period using the straight-line method.

        Prior to January 1, 2006, we applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB Opinion No. 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

        Stock-based compensation expense was recorded in the respective statement of operations expense categories for the employees to whom it applies, as set forth in the table below.

	Year Ended December 31,
	2007	2006
	(in 000'S)
Cost of revenue	$463	$281
Sales and marketing	615	509
Research, development and engineering	365	325
General and administrative	2,451	1,863
Intellectual Property	51	35

	$3,945	$3,013

        The increase in stock-based compensation expense was primarily due to an additional layer of stock-based awards being expensed pursuant to SFAS 123(R). We anticipate incurring an additional $7.3 million in stock-based compensation expense through fiscal 2011 for awards outstanding as of December 31, 2007. The future effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise.

  Other income (expense), net

	Year Ended December 31,
	2007	2006
	(in 000'S)
Interest income	$1,521	$1,391
Interest expense	(112)	(93)
Foreign currency and other	296	289

	$1,705	$1,587

        The increase in other income (expense) was due primarily to higher interest earned on cash and investment balances, which was partially offset by increased interest expense related to additional capitalized leases.

        Provision for income taxes.    Due to our domestic losses for the years ended December 31, 2007 and 2006 there was no provision for U.S. federal or state income taxes. Because we were profitable in some foreign jurisdictions during 2007 and 2006 we provided for income taxes expected to be paid on our international operations. At December 31, 2007, we had net operating loss carry-forwards for federal, state and foreign income tax reporting purposes of approximately $114.6 million and research and experimentation credits of approximately $2.0 million which expire through 2027, if not utilized. Approximately $27.3 million of the net operating losses is related to the tax benefit from the exercise of stock options and any tax benefit realized in relation to those carry-forwards will be allocated to contributed capital if subsequently recognized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry-forwards may be impaired or limited in certain circumstances, including a change of more than 50% in ownership.

Years Ended December 31, 2006 and 2005

Revenue

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Revenue:
Service	$85,681	$84,691	$990	1%
Product and subscription	18,566	16,362	2,204	13%

Total	$104,247	$101,053	$3,194	3%

Revenue (as % of total revenue):
Service	82%	84%
Product and subscription	18%	16%

Total	100%	100%

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

        Product and subscription revenue increased due primarily to the addition of three large international programs with Yemen, Ghana and Russia, related to either new ID programs or increased volume of consumable sales. The product and subscription revenue was offset by decreased revenue from certain domestic customers due to lower hardware sales in 2006.

  Revenue by Geography

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Revenue by geography:
Domestic	$83,161	$80,119	$3,042	4%
International	21,086	20,934	152	1%

Total	$104,247	$101,053	$3,194	3%

Revenue (as % of total revenue):
Domestic	80%	79%
International	20%	21%

Total	100%	100%

        The increase in domestic revenue was primarily due to increased revenue from the state driver license issuers in Florida and Alabama as these programs reached full production levels, offset by lower production revenues in West Virginia, lower hardware sales in Ohio and decreases in certain other states that occurred as a result of normal fluctuations in issuance volumes that we may experience from time to time.

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

  Revenue by Source

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Revenue by source:
Media identification and management	$11,071	$11,119	$(48)	<(1)%
Identification	93,176	89,934	3,242	4%

Total	$104,247	$101,053	$3,194	3%

Revenue (as % of total revenue):
Media identification and management	11%	11%
Identification	89%	89%

Total	100%	100%

        The decrease in media identification and management revenue was due primarily to delayed payments from certain cash basis customers where billings were made in 2006 but not yet collected by year-end, offset by increased program work from the Central Banks as discussed above.

        The increase in identification revenue was due primarily to programs reaching full production in 2006, increased variable sales to various international customers, offset by the hiatus in our Mexico program and variable sales to various domestic customers as discussed above.

Cost of Revenue

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Cost of Revenue:
Service	$60,817	$61,465	$(648)	(1)%
Product and subscription	7,952	6,707	1,245	19%

Total	$68,769	$68,172	$597	1%

Cost of Revenue (as % of related revenue components):
Service	71%	73%
Product and subscription	43%	41%

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

        The costs components included in our cost of revenue are comprised of three categories as described below:

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Cost of revenue:
Variable	$29,145	$28,083	$1,062	4%
Fixed field support and manufacturing	28,972	25,997	2,975	11%
Program depreciation	10,652	14,092	(3,440)	(24)%

Total	$68,769	$68,172	$597	1%

Cost of revenue (as % of total revenue):
Variable	28%	28%
Fixed field support and manufacturing	28%	26%
Program depreciation	10%	14%

Total	66%	68%

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

        The following table shows the effect of this policy of reducing depreciation expense in 2006 for assets in place at December 31, 2005, as well as the expected effect in the future periods specified based on assets in place at that time:

	2006	2007	2008
	(in 000'S)
Previous estimated depreciation	$17,380	$16,067	$14,911
Updated estimated depreciation	9,376	9,787	10,788
Reduction in depreciation expense	$8,004	$6,280	$4,123

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

Gross Profit

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Gross Profit:
Service	$24,864	$23,226	$1,638	7%
Product and subscription	10,614	9,655	959	10%

Total	$35,478	$32,881	$2,597	8%

Gross Profit (as % of related revenue components):
Service	29%	27%
Product and subscription	57%	59%
Total	34%	32%

        The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the year ended December 31, 2006 and as compared to the year ended December 31, 2005 was primarily due to commensurate changes in revenues and costs of revenues, as described above.

Operating Expenses

  Sales and marketing

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Sales and marketing	$16,355	$15,777	$578	4%
Sales and marketing (as % of total revenue)	15%	16%

        The increase in sales and marketing expense was due primarily to the following:

  •
  increased professional fees of $0.5 million related to supporting the sales effort in a number of state bids and proposals,

  •
  increased stock option expense of $0.5 million, related to the adoption of SFAS 123(R) regarding stock-based compensation as discussed below, offset by

  •
  decreased temporary labor of $0.5 million as part of the cost cutting initiative.

  Research, development and engineering

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Research, development and engineering	$10,269	$13,131	$(2,862)	(22)%
Research, development and engineering (as % of total revenue)	10%	13%

        The decrease in research, development and engineering expenses was due primarily to the following:

  •
  decreased employee compensation-related expenses of $2.4 million resulting from the completion of key products and subsequent redeployment of resources to program activities as part our restructuring initiative undertaken throughout the current year, offset by

  •
  increased stock option expense of $0.3 million.

  General and administrative

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
General and administrative	$17,484	$21,524	$(4,040)	(19)%
General and administrative (as % of total revenue)	16%	21%

        The decrease in general and administrative expenses was due primarily to the following:

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

  Amortization of intangible assets

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Amortization of intangibles	$2,171	$4,035	$(1,864)	(46)%
Amortization of intangibles (as % of total revenue)	2%	4%

        The decrease in amortization of intangible assets was due primarily to extended amortization periods from contract extensions on several domestic customers and the increased amortization in 2005 related to a domestic customer who awarded their contract to a competitor. The intangible asset related to this customer was fully amortized by the fourth quarter of 2005.

  Intellectual property

	Year Ended December 31
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(in 000'S)
Intellectual property	$1,774	$2,014	$(240)	(12)%
Intellectual property (as % of total revenue)	2%	2%

        The slight decrease in intellectual property expenses was due primarily to the following:

  •
  decrease of $0.2 million related as part of the restructuring initiative, and

  •
  decrease of $0.1 million in consulting fees paid to third-party agents and government fees related to patent and other intellectual property work.

  Restructuring charges, net

Year Ended December 31, 2006
(in 000'S)
Cost of revenue	$159
Sales and marketing	93
Research, development and engineering	248
General and administrative	47

Total	$547

        In the second quarter of 2006, we accelerated productivity improvement initiatives and significantly reduced fixed costs in order to facilitate our effort to achieve profitability. The reduction in fixed costs included reduction of our workforce by nearly 20% since the beginning of 2006. The restructuring charge for the year ended December 31, 2006 totaled $547,000, primarily due to employee severance and related costs. These restructuring charges were allocated out of the departments as noted above.

        Stock-based compensation.    Stock-based compensation expense in 2005 relates to restricted stock grants based on the fair market value of our common stock on the date the restricted stock was granted (measurement date), and is recognized over the four-year vesting period of the related restricted stock using the straight-line method.

        Stock-based compensation expense was recorded in the respective statement of operations expense categories for the employees to whom it applies, as set forth in the table below.

	Year Ended December 31,
	2006	2005
	(in 000'S)
Cost of revenue	$281	$—
Sales and marketing	509	—
Research, development and engineering	325	—
General and administrative	1,863	506
Intellectual Property	35	—

	$3,013	$506

        On December 15, 2005, our Board of Directors approved the acceleration of vesting of our outstanding stock options with option exercise prices equal to or greater than $9.00. The acceleration applied to all options outstanding as of December 31, 2005 under our Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan, except for options held by members of our Board of Directors. Options to purchase 422,248 shares of our common stock, or 6% of our total outstanding options, with a weighted average exercise price of $11.51 and varying remaining vesting schedules, were subject to this acceleration and became immediately vested and exercisable as of December 31, 2005. Of these 422,248 options, 120,972 options are held by our executive officers.

        As a result of this acceleration, we reduced our exposure to the effects of SFAS 123(R) by approximately $1.4 million for fiscal years 2006 through 2009. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification.

  Other income (expense), net

	Year Ended December 31,
	2006	2005
	(in 000'S)
Interest income	$1,391	$1,095
Interest expense	(93)	(203)
Foreign currency and other	289	(41)

	$1,587	$851

        The increase in other income (expense) was due primarily to higher interest earned on cash and investment balances, which was partially offset by higher interest expense related to capitalized leases. In addition, we experienced a foreign currency translation gain of approximately $0.3 million in connection with the consolidation of our international subsidiaries.

        Provision for income taxes.    For the years ended December 31, 2006 and 2005, we were profitable in some foreign jurisdictions. Therefore, during 2006 and 2005 we provided for income taxes expected to be paid on our international operations.

Liquidity and Capital Resources

        As of December 31, 2007, we had cash and cash equivalents, restricted cash, and short-term investments of $32.7 million, representing a decrease of $0.4 million from $33.1 million at December 31, 2006. As of December 31, 2007, $9.6 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our secure ID systems business. We support the performance bonds with letters of credit, which may or may not require restricted cash. Working capital at December 31, 2007 was $35.5 million, compared to working capital of $29.9 million at December 31, 2006. The increase in working capital primarily relates to the following:

  •
  improved financial leverage, primarily in the field support and manufacturing areas

  •
  cash received on long-term deferred revenue, and

  •
  cash received from the exercise of stock options.

        Operating Cash Flow.    The components of operating cash flows were:

	Year Ended December 31,
	2007	2006	2005
	(in 000'S)
Net loss	$(445)	$(11,740)	$(23,097)
Non-cash items	20,486	17,946	20,167
Changes in operating assets and liabilities	(3,708)	3,112	(267)

Net cash provided by (used in) operating activities	$16,333	$9,318	$(3,197)

        The major changes for the year ended December 31, 2007 in the non-cash charges related to:

  •
  increase in depreciation and amortization from $15.5 million to $16.3 million primarily related to the increase in newer program assets in the later half of 2006 and during 2007, and

  •
  increase in stock-based compensation expense from $3.0 million to $3.9 million primarily related to an additional layer of stock-based awards being expensed pursuant to SFAS 123(R).

        The major changes in the operating assets and liabilities for the year ended December 31, 2007 primarily related to:

  •
  increase in deferred revenue of $2.9 million related to cash collections of future revenues, offset by

  •
  increase of $4.1 million in accounts receivable, net reflecting increased revenues and increased billings for deferred revenues,

  •
  increase of $0.7 million in inventory, net reflecting advanced purchases of international consumables for a first quarter 2008 sale, and

  •
  decrease in accrued payroll and related costs of $1.9 reflecting payment of accrued benefits related to the prior year's incentive bonus program.

        The $9.3 million of cash provided by operations for the year ended December 31, 2006 resulted from a net loss of $11.7 million which includes non-cash items related to depreciation, amortization and stock-based compensation aggregating to $18.5 million. Items positively impacting operating cash flow were an increase in deferred revenue of $3.6 million and decreases in accounts receivable of $1.4 million and inventory of $0.9 million. Negatively impacting operating cash flows were an increase in restricted cash of $2.7 million and a decrease in accounts payable of $1.0 million.

        The $3.2 million of cash used in operations for the year ended December 31, 2005 resulted from a net loss of $23.1 million which includes non-cash items related to depreciation, amortization and stock-based compensation aggregating to $20.2 million. Items positively impacting operating cash flow were decreases in restricted cash of $1.0 million and in inventory of $1.4 million, and increases in deferred revenue of $2.0 million and in accrued payroll and related costs of $1.6 million. Negatively impacting operating cash flow was an increase in trade and unbilled accounts receivable, net of $1.0 million and in other current assets of $1.0 million, along with a decrease in accounts payable of $4.7 million.

        Investing Cash Flow.    The $21.3 million of cash used in investing activities for the year ended December 31, 2007 primarily related to $17.7 million for the purchase of property and equipment, including capitalized labor costs of $5.0 million, and $3.6 million in net purchases of short-term investments. We also acquired approximately $1.3 million of fixed assets during 2007 through capital lease arrangements.

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

        Financing Cash Flow.    The $1.4 million of cash provided by financing activities for the year ended December 31, 2007 primarily related to $2.2 million of proceeds from the issuance of stock related to employee stock options and the employee stock purchase plan, offset by principal payments under capital leases of $0.7 million.

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

        Commitments and Contingencies.    Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.4 million as of December 31, 2007, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.5 million as of December 31, 2007, are payable in monthly installments through April 2012. We are contractually obligated to make the following payments as of December 31, 2007:

Contractual Obligations

	Payment Due by Period (in 000's)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital leases	$1,547	$570	$884	$93	$—
Operating leases	6,784	2,354	3,824	606	—

Total contractual obligations	$8,331	$2,924	$4,708	$699	$—

        Many of our secure identity management contracts have significant capital requirements. The general industry model for supplying driver license issuance systems to state driver license issuers is for the system supplier to develop and install the issuance system using the supplier's capital and to charge the customer on a per-card issued basis. As a result, during times of substantial competitive wins and/or substantial system upgrades, we may experience significant working capital needs that may exceed cash flow from operations. To date, we have relied upon cash reserves to fund such expenditures.

        We have driver license contracts with various states that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $4 million of expenditures. The estimates are derived from information known to us as of December 31, 2007, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

        Our planned operating expenses and capital expenditures may constitute a material use of our cash resources. In addition, we expect that we will utilize cash in the upcoming few quarters as we complete program implementations. We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

        Future Cash Expectations.    We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. In addition, we expect to generate positive cash flow from operations in 2008 which will fund a substantial portion of our capital needs. We also intend to utilize capital and operating lease financing where appropriate. Thereafter, we anticipate continuing to use cash, cash equivalents, short-term investment balances and equipment lease financing to satisfy our projected working capital and capital expenditure requirements. However, in the event that we were to win contracts requiring significant capital investment, we may need to seek additional financing.

        In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. However, we do not believe at this time that our long-term working capital and capital expenditures would require us to take steps to remedy any such potential deficiencies. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. During 2007, we filed a shelf registration with the SEC. The shelf registration is intended to provide us flexibility to raise funds from time to time over a period of up to three years, subject to market conditions and our capital needs.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for first fiscal year beginning after November 15, 2007. We are currently assessing the potential impact that adoption of this standard will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2007. We have not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in this Item 7 or elsewhere in this Report on Form 10-K or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

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

(1) We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

        Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of December 31, 2007 was $100.0 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

(2) The loss of any large contract may result in loss of revenue and potential impairment of capital assets and/or intangible assets, including the acceleration of depreciation and/or amortization expense.

        Contracts between government agencies and Digimarc have varying durations, generally five or more years in length. Some contracts we enter into contain termination for convenience provisions. In addition, as a contract nears expiration, generally the government agency begins a competitive procurement process. We anticipate that several of our significant customers will award new contracts through such a competitive procurement process during the coming quarters. If we were to lose a contract due to termination for convenience or in a competitive procurement situation, then, in addition to the loss of revenue and margin on a prospective basis, we could also incur impairment of capital and/or intangible assets related to the customer, which could adversely affect our financial results.

(3) The majority of our revenue is subject to government procurement processes that may involve unpredictable delays and other unexpected changes which might limit our actual revenue in any given quarter or year.

        We derive substantial portions of our revenue from government contracts which are subject to periodic open, competitive procurement. The timing of such procurements is solely within the discretion of the governmental authority. Consequently, large components of new revenue are tied to procurement schedules, which could shift for months, quarters or years as the needs of the related government procurement agencies change. Many of these governmental customers are facing continued budget pressures introducing added uncertainty. In addition, the Department of Homeland Security's initiatives in passports and border crossing cards, as well as delays in disbursement of funding for REAL ID Act projects, could create confusion within the U.S. driver license market that may delay purchase decisions by government customers. Any shift in the government procurement process, which is outside our control and may not be predictable, could result in delays in bookings forecasted for any particular financial period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue in any given quarter or year, resulting in reduced and less predictable revenue and an adverse affect on profitability.

(4) The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

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

  •
  Smart cards—badges and cards including a semiconductor memory and /or processor used for authentication and related purposes; and

  •
  Bar codes—a data-carrying code, typically visible in nature (but invisible if printed in ultraviolet- or infrared-responsive inks).

        In addition, as we more broadly apply our digital watermarking technologies to the Internet through new commercial solutions applications, we may begin to compete with a wide range of other types of companies beyond those companies using digital watermarking technologies and alternative technologies. We do not assure you that digital watermarking technologies, and our products and services using these technologies, will gain widespread market acceptance.

        In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully manage future changes in technology with respect to our technology could have a long-term impact on our growth and results of operations.

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

(5) We depend on our senior management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

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

(6) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and we may be unable to achieve revenue growth—particularly in the media and entertainment sectors.

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

(7) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(8) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

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

(9) We may decline to pursue new, or renew existing, business opportunities in secure ID systems markets due to objectionable terms required by the contracting agencies, or we may agree to objectionable contract terms for competitive reasons.

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

(10) We expect our secure ID systems business to experience variability in gross margins.

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

(11) Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

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

(12) The loss of international customers or the failure to find new international customers could adversely affect our profitability and slow our growth.

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

(13) A significant portion of our business depends on contracts with fixed price terms. In the event of inflation occurring, or the event of cost overruns in connection with such contracts, our margins may be adversely affected.

        In addition to our normal price-per-card issuance contracts, we occasionally enter into fixed price contracts. Fixed price contracts typically consist of agreements to sell entire systems or portions of a system for an agreed upon price. These contracts normally do not have clauses that allow for recovery of cost overruns. Under these contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. We have experienced low margins or losses on some of these contracts in the recent past. These contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts. A material percentage of our revenues are derived from fixed price contracts and we our reliance on fixed price contracts may grow.

(14) A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations, as well as a variety of other provisions that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly.

        Our contracts for driver license and other identification issuance systems and related products typically include provisions imposing (i) development, deliver and installation schedules and milestones, (ii) customer acceptance and testing requirements and (iii) other performance requirements. Such provisions are common in large scale government contracts in the state and federal levels. To the extent these provisions involve performance over extended periods of time, there may be increased risk of noncompliance. From time to time we have experienced delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance and other contractual disputes. Customers have assert from time to time, and may in the future assert, claims for compensatory or liquidated damages, or breach of contract, or other claims alleging that we have failed to meet timing or delivery requirements and milestones pursuant to the terms of such contracts. Consequently, our failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in our having to incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

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

(15) Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

(16) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(17) A loss of a material supplier could have a material adverse effect on our ability to perform effectively under some of our contracts.

        We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. The loss of one or more of these suppliers could have a material adverse effect on our ability to perform effectively, if at all, under some of our contracts.

(18) We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

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

(19) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

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

(20) Products that we are developing for new secure identification markets and components and subsystems markets may not be accepted as quickly as we have projected or at all, which may negatively impact our revenues, margins, earnings and stock price.

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

(21) We are engaged in several lawsuits alleging violations of securities law and cannot predict the outcome or ultimate cost of these actions with certainty.

        We currently are engaged in litigation relating to the initial public offering of our securities, in addition to the actions filed against us in connection with our previously announced accounting errors. These matters are discussed in greater detail in Part I, Item 3 (Legal Proceedings) of this Annual Report on Form 10-K and in Note 15 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have incurred significant costs relating to these matters. Due to the inherent uncertainties of such litigation, the ultimate cost and outcome cannot be predicted.

(22) There is no assurance that our internal controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

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

(23) Some of our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

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

(24) If a judgment were to be entered against us and our director and officer liability insurance was inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition.

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2007, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $29.1 million. The original maturities of our investment portfolio range from 2 to 469 days with an average interest rate of 4.3%. We had capital lease obligations of approximately $1.5 million at December 31, 2007. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material. To a lesser extent, we are also subject to foreign currency exchange risk in the form of exposures to fluctuations in currency exchange rates.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and notes thereto of Digimarc Corporation and its subsidiaries as of December 31, 2007 and 2006 and for the three year period ended December 31, 2007 and the independent registered public accounting firm reports thereon are set forth on the F-pages of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

        The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our internal controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 9A should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

        Management, with the participation of our principal executive officer and principal financial officer, carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report.

        Based on our evaluation of the effectiveness of the disclosure controls and procedures as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

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

        Any control system, no matter how well conceived and operated, and because of inherent limitations, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of our financial statements.

        With the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes to the Internal Control Environment

        There have not been any changes in the internal control environment during our fiscal quarter ending December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digimarc Corporation

        We have audited Digimarc Corporation's (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digimarc Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Digimarc Corporation's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Digimarc Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation as of December 31, 2007 and 2006, and the related statement of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Portland, Oregon
February 29, 2008

ITEM 9B:    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2008 annual meeting of stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

        The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions "Election of Directors," "Corporate Governance," "Management," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11:    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Executive Compensation."

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption "Related Person Transactions" and "Determination of Independence."

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption "Audit Fees."

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following financial statements are set forth on pages F-1 to F-36 attached to the Annual Report on Form 10-K filed with Securities and Exchange Commission on February 29, 2008:

  (i)
  Report of Independent Registered Public Accounting Firm

  (ii)
  Consolidated Balance Sheets as of December 31, 2007 and 2006

  (iii)
  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

  (iv)
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

  (v)
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

DIGIMARC CORPORATION
Date: February 29, 2008	/s/ MICHAEL MCCONNELL Michael McConnell Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 29, 2008
/s/ MICHAEL MCCONNELL Michael McConnell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ ROBERT CHAMNESS Robert Chamness	Chief Legal Officer and Secretary	February 29, 2008
/s/ PHILIP J. MONEGO, SR. Philip J. Monego, Sr.	Director	February 29, 2008
/s/ BRIAN J. GROSSI Brian J. Grossi	Director	February 29, 2008
/s/ PETER W. SMITH Peter W. Smith	Director	February 29, 2008
/s/ JIM ROTH Jim Roth	Director	February 29, 2008
/s/ JAMES T. RICHARDSON James T. Richardson	Director	February 29, 2008
/s/ WILLIAM J. MILLER William J. Miller	Director	February 29, 2008
/s/ BERNARD WHITNEY Bernard Whitney	Director	February 29, 2008
/s/ LLOYD G. WATERHOUSE Lloyd G. Waterhouse	Director	February 29, 2008

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Digimarc Corporation:

        We have audited the accompanying consolidated balance sheets of Digimarc Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 14 to consolidated financial statements, The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 during 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the operation of internal control over financial reporting of Digimarc Corporation and its subsidiaries as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ Grant Thornton LLP

Portland, Oregon
February 29, 2008

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,582	$23,135
Restricted cash	205	378
Short-term investments	3,568	—
Trade accounts receivable, net	18,498	14,403
Inventory, net	7,316	6,600
Other current assets	2,628	2,273

Total current assets	51,797	46,789
Restricted cash	9,358	9,560
Property and equipment, net	66,277	61,898
Intangible assets, net	13,462	15,374
Other assets, net	1,129	1,010

Total assets	$142,023	$134,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,092	$5,708
Accrued payroll and related costs	1,952	3,894
Deferred revenue	6,239	5,050
Other current liabilities	1,955	2,258

Total current liabilities	16,238	16,910
Long-term deferred revenue, net of current portion	7,007	5,345
Other long-term liabilities	1,455	885

Total liabilities	24,700	23,140
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and 2006; issued and outstanding 21,838,375 and 21,191,918 shares at December 31, 2007 and 2006, respectively	22	22
Additional paid-in capital	217,341	211,209
Accumulated deficit	(100,040)	(99,740)

Total stockholders' equity	117,323	111,491

Total liabilities and stockholders' equity	$142,023	$134,631

See accompanying notes to consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Service	$89,623	$85,681	$84,691
Product and subscription	20,141	18,566	16,362

Total revenue	109,764	104,247	101,053
Cost of revenue:
Service	59,941	60,817	61,465
Product and subscription	8,087	7,952	6,707

Total cost of revenue	68,028	68,769	68,172
Gross profit	41,736	35,478	32,881
Operating expenses:
Sales and marketing	16,615	16,355	15,777
Research, development and engineering	7,323	10,269	13,131
General and administrative	15,609	17,484	21,524
Amortization of intangibles	1,992	2,171	4,035
Intellectual property	1,836	1,774	2,014
Restructuring charges	—	547	—

Total operating expenses	43,375	48,600	56,481

Operating income (loss)	(1,639)	(13,122)	(23,600)
Other income (expense), net	1,705	1,587	851

Income (loss) before provision for income taxes	66	(11,535)	(22,749)
Provision for income taxes	(511)	(205)	(348)

Net income (loss)	$(445)	$(11,740)	$(23,097)

Net income (loss) per share—basic	$(0.02)	$(0.57)	$(1.13)
Net income (loss) per share—diluted	$(0.02)	$(0.57)	$(1.13)
Weighted average shares outstanding—basic	20,982	20,649	20,485
Weighted average shares outstanding—diluted	20,982	20,649	20,485

See accompanying notes to consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock
			Additional paid-in capital	Deferred stock compensation	Accumulated Deficit	Total stockholders' equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2004	20,453,429	$21	$207,126	$—	$(64,903)	$142,244
Exercise of stock options	22,795	—	70	—	—	70
Issuance of employee stock purchase plan shares	82,254	—	378	—	—	378
Issuance of restricted common stock	270,000	—	2,025	(2,025)	—	—
Purchase and retirement of common stock	(19,484)	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	—	506	—	506
Foreign currency translation loss	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(23,097)	(23,097)

BALANCE AT DECEMBER 31, 2005	20,808,994	21	209,474	(1,519)	(88,000)	119,976
Initial adjustment to adopt SFAS 123R (Notes 5 and 11)	—	—	(1,519)	1,519	—	—
Exercise of stock options	44,584	1	201	—	—	202
Issuance of employee stock purchase plan shares	52,957	—	248	—	—	248
Issuance of restricted common stock	312,365	—	—	—	—	—
Purchase and retirement of common stock	(26,982)	—	(208)	—	—	(208)
Stock-based compensation expense	—	—	3,013	—	—	3,013
Net loss	—	—	—	—	(11,740)	(11,740)

BALANCE AT DECEMBER 31, 2006	21,191,918	22	211,209	—	(99,740)	111,491
Initial adjustment to adopt FIN 48 (Note 14)	—	—	—	—	145	145
Exercise of stock options	325,709	—	1,624	—	—	1,624
Issuance of employee stock purchase plan shares	119,143	—	920	—	—	920
Issuance of restricted common stock	309,490	—	—	—	—	—
Purchase and retirement of common stock	(107,885)	—	(357)	—	—	(357)
Stock-based compensation expense	—	—	3,945	—	—	3,945
Net loss	—	—	—	—	(445)	(445)

BALANCE AT DECEMBER 31, 2007	21,838,375	$22	$217,341	$—	$(100,040)	$117,323

See accompanying notes to consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(445)	$(11,740)	$(23,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	14,327	13,320	15,665
Amortization of intangibles	1,992	2,171	4,035
Stock-based compensation expense	3,945	3,013	506
Increase (decrease) in allowance for doubtful accounts	1	(155)	25
Other non-cash charges	221	(403)	(64)
Changes in operating assets and liabilities:
Restricted cash	375	(2,659)	1,000
Trade and unbilled accounts receivable, net	(4,136)	1,449	(1,048)
Inventory, net	(716)	851	1,407
Other current assets	(355)	555	(1,049)
Other assets, net	(119)	(1)	(6)
Accounts payable	384	(1,014)	(4,702)
Accrued payroll and related costs	(1,942)	163	1,570
Deferred revenue	2,851	3,586	1,955
Other liabilities	(50)	182	606

Net cash provided by (used in) operating activities	16,333	9,318	(3,197)
Cash flows from investing activities:
Purchase of property and equipment, including capitalized labor costs and intangibles	(17,749)	(10,506)	(15,507)
Sale or maturity of short-term investments	150,775	136,946	180,568
Purchase of short-term investments	(154,343)	(136,207)	(156,239)

Net cash provided by (used in) investing activities	(21,317)	(9,767)	8,822
Cash flows from financing activities:
Issuance of common stock	2,544	450	448
Purchase of common stock	(357)	(208)	(115)
Principal payments under capital lease obligations	(756)	(622)	(483)

Net cash provided by (used in) financing activities	1,431	(380)	(150)

Net increase (decrease) in cash and cash equivalents	(3,553)	(829)	5,475
Cash and cash equivalents at beginning of year	23,135	23,964	18,489

Cash and cash equivalents at end of year	$19,582	$23,135	$23,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$135	$93	$203
Cash paid for income taxes	$514	$179	$139
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$1,276	$582	$274

See accompanying notes to consolidated financial statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

        Digimarc Corporation ("Digimarc" or "the Company") is a supplier of secure identity solutions and advanced technologies for use in media identification and management. The Company's solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

Principles of Consolidation

        The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassifications

        Certain amounts in the 2006 and 2005 consolidated financial statements and notes thereon have been reclassified to conform to current year presentation. These reclassifications had no material effect on the results of operations or financial position for any year presented.

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, inventory valuation, reserves for uncollectible accounts receivable, valuation allowance for deferred tax assets, contingencies and litigation and stock-based compensation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Starting January 1, 2006, we changed our policy for depreciating fixed assets that were specifically used to provide services under long-term contracts to the shorter of the original contract term plus 2.75 years or estimated useful life. Through December 31, 2005, we depreciated these assets over the shorter of the original contract term or estimated useful life. This change in estimate was supported by an analysis we completed during the first quarter of 2006 which showed that historically 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on an average 2.75 years to the length of the contracts' original terms.

        Since contract-specific program assets are tracked on a contract basis, the finding that contracts are routinely extended beyond the original term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the useful life of contract-

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

related assets is generally longer than the original term of the contract. Given these findings, we concluded that it was appropriate to change the estimated useful lives of these assets for purposes of depreciation. In addition, the change in useful lives achieves a better matching of the utility of these assets with the resulting revenues. For the year ended December 31, 2007, we performed an updated analysis on contract specific assets which resulted in no change to our previous conclusions. We will continue to analyze the useful lives of contract specific assets in future periods.

Cash Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $15,932 and $18,505 at December 31, 2007 and 2006, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Restricted Cash

        Restricted cash of $9,563 and $9,938 at December 31, 2007 and 2006, respectively, consists of cash and cash equivalents that are primarily held as a guarantee for certain performance bond obligations that the Company is obligated to maintain in connection with some of its long-term contracts relating to the secure ID systems business. The Company supports the performance bonds with letters of credit, which may or may not require restricted cash as security. The letters of credit must be renewed annually if they continue to be required by the issuers of the performance bonds. The Company's banks have informed the Company that letters of credit will continue to require restricted cash until the Company returns to profitability for one year. Restricted cash is classified as either a current and/or a non-current asset depending on the timing of performance bond releases.

Investments

        The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Short-term investments include federal agency notes, company notes, and commercial paper. The Company's marketable securities are generally classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

        The Company is dependent on a limited number of third parties to produce systems or components necessary for the Company to produce some of its products. While the Company strives to have alternative suppliers provide it with many of its products, a loss of one or more of such suppliers could have a material adverse effect on the Company's ability to perform effectively, if at all, for some of its long-term contracts.

Pre-contract Costs

        Costs related to pre-contract activity are expensed as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. The Company begins capitalizing costs when it receives notification that a contract will be awarded.

Software Development Costs

        Under Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are to be

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

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

Revenue Recognition

        The Company's revenue is comprised of service revenue from its government-issued credentials systems and related maintenance, installation and system integration services as well as product and subscription revenue which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company's revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition, SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions, SOP 81-1 Accounting for the Performance of

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

Construction Type and Certain Production-Type Contracts, and Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

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

        Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company's determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

        Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25 and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, as allowed by SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under APB 25, stock-based compensation expense is recognized for stock awards granted with an exercise price below fair market value on the date of grant.

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

(2) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective the first fiscal year beginning after November 15, 2007. The Company is currently assessing the potential impact that adoption of this standard will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective the first fiscal year beginning after November 15, 2007. The Company has not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

(3) Revenue Recognition

        Certain customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. Revenue is recognized in accordance with SAB 104 when the following four criteria are met (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collection is probable.

        AICPA SOP No. 98-9 requires that revenue be recognized using the "residual method" in circumstances when vendor specific objective evidence ("VSOE") exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Revenue Recognition (Continued)

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

  •
  Revenue from professional service arrangements is generally determined based on time and material or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. Progress towards completion is measured using costs incurred compared to the budgeted amounts contained in the contract. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month following when the services are provided.

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

  •
  Software revenue is recognized in accordance with AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9. Revenue for licenses of the Company's software products is recognized upon the

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Revenue Recognition (Continued)

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

(4) Segment Information

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

        Information regarding geographic areas for the years ended December 31 is as follows:

	Years Ended December 31,
Revenue:
	2007	2006	2005
U.S.	$87,610	$83,161	$80,119
International	22,154	21,086	20,934

	$109,764	$104,247	$101,053

        Revenue is attributed to countries based on the location of the identifiable customers.

	December 31,
Long-lived tangible assets:
	2007	2006
U.S	$59,609	$55,690
International	6,668	6,208

	$66,277	$61,898

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(4) Segment Information (Continued)

	December 31,
Intangible assets, net:
	2007	2006
U.S	$12,720	$14,285
International	742	1,089

	$13,462	$15,374

  Major Customers

        No single customer accounted for 10% or more of the Company's revenues for the years ended December 31, 2007 or 2005. There was one customer that accounted for slightly over 10% of the Company's revenues for the year ended December 31, 2006.

(5) Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan.

        Stock-based compensation recognized in the Company's consolidated financial statements in the year ended December 31, 2007 and 2006 is based on the value of the portion of the stock-based award that vested during the period, adjusted for expected forfeitures for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

        Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the years ended December 31, 2007, 2006 and 2005 generally vest over four years and have contractual terms of ten years.

        Expected Volatility.    The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock using the Black-Scholes option valuation model

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Stock-Based Compensation (Continued)

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

        A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Year Ended December 31,
	2007	2006	2005
Expected life (in years)	5.8	6.0	4.0
Expected volatility	44%	53%	50%
Risk-free interest rate	4.7%	4.7%	4.5%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	16%	14%	20%
Fair value	$4.38	$3.62	$2.85

  Employee Stock Purchase Plans

        The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan, as amended on November 2, 2006, allowed employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each three-month plan period, up to a maximum deduction of $5.3 for each plan period, not to exceed $21 per year. The three-month plan periods begin December 1, March 1, June 1 and September 1. The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. There were 119,143 and 52,957 shares purchased under the Company's stock purchase plan during the year ended December 31, 2007 and 2006, respectively.

        The previous plan was suspended effective June 1, 2006, which was slightly different than the amended plan. This previous plan included two six-month plan periods and allowed a maximum deduction of $10.6 for each plan period. The six-month plan periods began June 1 and December 1.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Stock-Based Compensation (Continued)

  Restricted Stock and Performance Vesting Shares

        The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company's 1999 Stock Incentive Plan, as amended, to certain officers, employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually one to four years, following the date of the grant. In addition, the Compensation Committee awarded performance vesting shares under the 1999 Stock Incentive Plan, as amended, to certain officers and employees. The performance vesting shares vest in full (or terminate) based on the achievement of specified market based considerations. Specific terms of the restricted stock awards and performance vesting share awards are governed by restricted stock agreements and performance vesting share agreements between the Company and the award recipients.

        The fair value of restricted stock awards granted is based on the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

        The fair value of market based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the derived service period, which is shorter than the performance period, using the straight-line method. If the market condition is met prior to completion of the derived service period, all remaining expense is immediately recognized in the period the awards vest. Expense for market based awards is recognized if the employee completes the derived service period, regardless of whether the market condition is met.

  Stock-based Compensation Under SFAS 123(R)

        The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the year ended December 31, 2007 and 2006, which was incurred as follows (in thousands):

	Year Ended December 31,
	2007	2006
Stock-based compensation:
Cost of revenue	$463	$281
Sales and marketing	615	509
Research, development and engineering	365	325
General and administrative	2,451	1,863
Intellectual property	51	35

Total stock-based compensation	$3,945	$3,013

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Stock-Based Compensation (Continued)

        At December 31, 2007 and 2006, the Company had 1.2 million and 1.5 million non-vested stock options that had a weighted average grant date price of $7.35 and $6.39, respectively. As of December 31, 2007 and 2006, the Company had $7.3 million and $6.6 million, respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.49 years and 1.73 years at December 31, 2007 and 2006, respectively.

  Pro Forma Information Under SFAS 123 and APB 25

        Prior to the fiscal year ending December 31, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the year ended December 31, 2005 as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and basic and diluted net loss per share for the year ended December 31, 2005 would have been changed to the pro forma amounts indicated below:

Year Ended December 31, 2005
Net income (loss), as reported	$(23,097)
Add: Stock-based compensation expense determined under the intrinsic value method	506
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,170)

Pro forma net loss	$(29,761)

Earnings per share:
Basic—as reported	$(1.13)
Diluted—as reported	$(1.13)
Basic—pro forma	$(1.45)
Diluted—pro forma	$(1.45)

        On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting of the Company's outstanding stock options with option exercise prices equal to or greater than $9.00. The acceleration applied to all options outstanding as of December 31, 2005 under the Company's Restated 1999 Stock Incentive Plan and 2000 Non-Officer Employee Stock Incentive Plan, except for options held by members of the Company's Board of Directors. Options to purchase 422,248 shares of the Company's common stock, or 6% of the Company's total outstanding options, with a weighted average exercise price of $11.51 and varying remaining vesting schedules, were subject to this

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Stock-Based Compensation (Continued)

acceleration and became immediately vested and exercisable as of December 31, 2005. Of these 422,248 options, 120,972 options are held by the Company's executive officers.

        As a result of this acceleration, the Company reduced its exposure to the effects of SFAS 123(R) by approximately $1.4 million for fiscal years 2006 through 2009. No additional compensation expense was recorded in the statement of operations as the options that were accelerated had an exercise price greater than the fair market value of the shares underlying the options on the date of the modification.

        Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 11.

(6) Net Income (Loss) Per Share

        Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which provides that basic and diluted net income (loss) per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$(445)	20,982	$(0.02)	$(11,740)	20,649	$(0.57)	$(23,097)	20,485	$(1.13)

Effect of Dilutive Securities
Options		—			—			—
Restricted stock and performance vesting shares		—			—			—

Diluted EPS
Income available to common stockholders	$(445)	20,982	$(0.02)	$(11,740)	20,649	$(0.57)	$(23,097)	20,485	$(1.13)

        Common stock equivalents related to stock options and warrants of 4,144,695, 4,924,625 and 6,203,114 were excluded from diluted net income per share calculations for 2007, 2006 and 2005, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period. Common stock equivalents related to stock options and warrants of 462,630, 875,579 and 425,249 are antidilutive in a net loss year and, therefore, are not included in 2007, 2006 and 2005 diluted net loss per share, respectively.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(7) Trade Accounts Receivable and Allowance for Doubtful Accounts

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned which has not been invoiced as of the balance sheet date is classified as unbilled trade receivables in the consolidated balance sheets.

	2007	2006
Billed trade receivables, net	$12,396	$8,804
Unbilled trade receivables	6,102	5,599

Trade accounts receivable, net	$18,498	$14,403

        Trade accounts receivable, net includes $3,060 and $2,195 at December 31, 2007 and 2006, respectively, of deferred revenue, billed in accordance with the provisions of the contracts with the Company's customers.

  Allowance for doubtful accounts

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

	2007	2006	2005
Balance—beginning of period	$186	$341	$316
Provision (recovery)	1	(38)	184
Charge offs	—	(117)	(159)

Balance—end of period	$187	$186	$341

  Major Customers

        No single customer accounted for more than 10% of trade and unbilled accounts receivable, net at December 31, 2007 and at December 31, 2006.

(8) Inventory and Reserve for Slow Moving and Obsolete Inventory

  Inventory

        Inventory consists primarily of the consumable materials used to manufacture identification cards, such as inks, laminates, and adhesives (considered raw material), equipment held for sale (considered

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Inventory and Reserve for Slow Moving and Obsolete Inventory (Continued)

finished goods) and deferred contract costs (considered either finished goods or in-process). Inventories are valued on a first-in, first-out basis at the lower of cost or market value (net realizable value).

	2007	2006
Equipment and deferred contract costs	$1,213	$1,046
Consumable materials, net	6,103	5,554

Inventory, net	$7,316	$6,600

  Reserve for slow moving and obsolete inventory

        The reserve for slow moving and obsolete consumable materials was $138 and $100 at December 31, 2007 and 2006, respectively. While the Company does not currently expect to be able to sell or otherwise use the reserved inventory it has on hand based upon its forecast and backlog, it is possible that one or more customers will decide in the future to purchase a portion of the reserved inventory.

        The Company records a provision for excess and obsolete inventory based on changes in market conditions, sales orders, expected sales volumes, and technology advances. The provision was recorded in the period the circumstances occurred or were identified.

	2007	2006	2005
Balance—beginning of period	$100	$240	$271
Provision (recovery)	64	(62)	288
Charge offs	(26)	(78)	(319)

Balance—end of period	$138	$100	$240

(9) Property and Equipment

  Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital lease obligations are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance are charged to expense when incurred.

        Depreciation on property and equipment is calculated by the straight-line method over the estimated useful lives of the assets, generally two to seven years. Property and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful life. Amortization of property and equipment under capital lease is included in

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Property and Equipment (Continued)

depreciation expense. Assets specifically used to provide services under long-term contracts are depreciated over the shorter of the original contract term plus 2.75 years or estimated useful life.

	December 31,
	2007	2006
Office furniture and equipment	$10,462	$8,686
Production equipment	120,700	104,053
Leasehold improvements	1,870	1,816

	133,032	114,555
Less accumulated depreciation and amortization	(66,755)	(52,657)

	$66,277	$61,898

        Property and equipment additions for the years ended December 31, 2007, 2006 and 2005 totaled $19,025, $11,048 and $15,761, respectively, including capitalized labor of $5,009, $3,882 and $7,932, respectively.

  Leases

        The Company leases certain computers and office equipment under long-term capital leases, which expire over the next 48 months. The cost of these assets was $3,674 and $2,398 at December 31, 2007 and 2006, respectively, and accumulated amortization was $2,056 and $1,303 at December 31, 2007 and 2006, respectively.

        Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2008	$674	$2,354
2009	587	2,228
2010	386	1,596
2011	77	606
2012	18	—
Thereafter	—	—

Total minimum lease payments	1,742	$6,784

Less amount representing interest	(195)

Net obligation under capital leases	1,547
Less current portion	(570)

Non-current portion	$977

        Rent expense on the operating leases for the years ended December 31, 2007, 2006 and 2005 totaled $2,628, $2,516 and $2,546, respectively.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Intangible Assets

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

	2007	2006
Gross intangible assets	$28,192	$29,946
Accumulated amortization	(14,730)	(14,572)

Intangible assets, net	$13,462	$15,374

        The estimated amortization of intangibles over the next five years is as follows:

	2008	2009	2010	2011	2012
Amortization of intangibles	$1,598	$1,501	$1,501	$1,501	$1,501

(11) Stockholders' Equity

  Common Stock

        In November 2004, the Board of Directors authorized and declared a dividend of one right for each outstanding share of common stock to stockholders of record at the close of business on November 29, 2004, and authorized the issuance of one right for each share of common stock issued by Digimarc under certain circumstances in the future. Each right entitles the registered holder, subject to the terms of the Rights Agreement between us and the rights agent, to purchase from us one one-hundredth of a share (a unit) of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit, under circumstances described in the Rights Agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business November 16, 2014 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of beneficial ownership of 15% or more of Digimarc's outstanding common stock, subject to prior redemption or exchange and subject to exceptions specified in the Rights Agreement, including an exception for certain existing large shareholders that have historically held ownership positions in excess of 15%. Subject to these exceptions, once a person or group acquires beneficial ownership of 15% or more of Digimarc's outstanding common stock, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right's then-current purchase price, units of Series A preferred

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

stock or, at Digimarc's option, shares of common stock or cash, property or other securities of our company having a market value equal to twice the then-current purchase price, subject to terms and conditions of the Rights Agreement.

  Restricted Stock and Performance Vesting Shares

        The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company's 1999 Stock Incentive Plan, as amended, to certain officers, employees and directors. The shares subject to the restricted stock awards will vest over a certain period, usually one to four years, following the date of the grant. In addition, the Compensation Committee awarded performance vesting shares under the 1999 Stock Incentive Plan, as amended, to certain executive officers and employees. The performance vesting shares will vest in full (or terminate) based on the achievement of specified performance goals. Specific terms of the restricted stock awards and performance vesting share awards are governed by Restricted Stock Agreements and Performance Vesting Share Agreements between the Company and the award recipients. Copies of the forms of these agreements have been filed with the SEC and are listed in the Exhibit Index of this report as Exhibits 10.15 and 10.21, respectively.

        The Deferred Stock Compensation balance of $1,519 at December 31, 2005 has been reclassed to Additional Paid-in Capital in accordance with SFAS 123(R) along with the restricted stock and performance vesting share awards during the year ended December 31, 2006.

        The following table details the number of shares granted each year as restricted stock and performance vesting share awards:

Date	Number of Restricted Shares	Number of Performance Vesting Shares
2005	270,000	—
2006	177,365	135,000
2007	211,990	97,500

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

        The following table reconciles the unvested balance of restricted and performance vesting shares:

Number of Shares
Unvested balance, December 31, 2004	—
Granted	270,000
Vested	(67,500)
Canceled	—

Unvested balance, December 31, 2005	202,500
Granted	312,365
Vested	(67,500)
Canceled	(3,333)

Unvested balance, December 31, 2006	444,032
Granted	309,490
Vested	(129,940)
Canceled	(68,629)

Unvested balance, December 31, 2007	554,953

  Stock Compensation

        In 2007, 2006 and 2005, stock-based compensation expense includes restricted stock granted during the year, is based on the fair market value of the Company's common stock on the date the restricted stock was granted (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. For the year ended December 31, 2007, 2006 and 2005, $1,825, $865 and $506, respectively, of stock-based compensation expense related to restricted stock was recorded.

  Stock Incentive Plan

        In October 1995, the 1995 Stock Incentive Plan, subsequently amended (the "1995 Plan"), was approved by the Company's Board of Directors. Under the terms of the 1995 Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options and restricted stock to officers, directors, employees or consultants. Prices for all options or stock granted under the 1995 Plan are determined by the Board of Directors. Option prices for incentive stock options are set at not less than the fair market value of the common stock at the date of grant. Options vest over periods determined by the Board of Directors, generally four years. Options are contingent upon continued employment with the Company and, unless otherwise specified, expire ten years from the date of grant. The Company has reserved 2,800,000 shares of its common stock for issuance under the 1995 Plan.

        In October 1999, the 1999 Stock Incentive Plan, subsequently amended and restated (the "1999 Plan") was approved by the Company's Board of Directors. The Company initially reserved 1,500,000 shares of its common stock for issuance under the 1999 Plan. Upon completion of the Company's initial public offering, shares available for grant from the 1995 Plan were transferred to the 1999 Plan. Since adoption, the Company has reserved an additional 14,000,324 shares of its common stock for

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

issuance under the 1999 Plan bringing the total reserved under the 1999 plan to 15,500,324 shares, and the total reserved under the 1995 Plan and the 1999 Plan combined to 18,300,324 shares. The exercise price and term of options granted under the 1999 Plan are determined by the Company's Board of Directors or by a committee they designate.

        As part of the 1999 Plan, the Company adopted the 1999 Non-Employee Director Option Program (the "Director Plan"), which is administered under the 1999 Plan. Under the Director Plan, an automatic option grant to acquire 10,000 shares will be given to each non-employee director then-existing or first elected to the Company's Board of Directors which vest in three annual increments on the anniversary date of the grant date. Additionally, an annual option grant of 10,000 shares is given to each non-employee director on the date of the Company's annual stockholders' meeting if certain conditions are met. These options vest on the first anniversary of the grant date. The exercise price of the options under the Director Plan is the fair market value on the date of grant. In 2002, the Director Plan was further amended to allow for 20,000 shares to be granted to non-employee directors elected or appointed to the Board of Directors for the first time on or after March 29, 2002. These options vest and become exercisable in 36 equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable three years after the grant date. Upon the date of each annual stockholders meeting, each non-employee director who has been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting will receive an automatic grant of options to acquire 12,000 shares of the Company's common stock at an exercise price per share equal to the fair market value of the common stock at the date of grant. These options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable one year after the grant date. The Director Plan was also amended to allow for the grant of options exercisable for 3,000 shares of common stock at an exercise price equal to the fair market value of the common stock at the date of grant to each non-employee director who serves as a member of a committee of the Board of Directors immediately following each annual meeting of the Company's stockholders, provided such non-employee director has been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting.

        These stock options vest and become exercisable in twelve equal installments on each monthly anniversary of the grant date, such that the stock options will be fully exercisable one year after the date of grant. The Director Plan was amended on April 17, 2003 to clarify that committee-related option grants were to be made to non-employee directors serving only on "standing committees" of the Board of Directors. The Director Plan was also amended on May 2, 2003 to eliminate the requirement that a non-employee director must have been a member of the Company's Board of Directors for at least six months prior to the date of the stockholders meeting in order to receive a committee-related option grant. The Director Plan was further amended on March 10, 2004 to provide that the Board of Directors may waive the issuance of option grants under the Director Plan, in whole or in part, for any particular year. The Board of Directors determined not to grant an option to purchase 3,000 shares of common stock to directors in 2007, 2006 and 2005 under the Director Plan for service on each standing committee of the Board of Directors.

        The Director Plan was amended on May 2, 2007 to provide for a change to the equity compensation awards for non-employee directors effective at the Company's 2007 Annual Meeting of

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

Shareholders. Under these amendments, the annual option grant remained the same at 6,000 shares and the annual restricted stock grant was increased to 3,000 shares. Annual restricted stock awards are subject to a forfeiture restriction that lapses as to 100% of the shares subject to the stock award one year after the grant date. The Board continues to have discretion to elect not to make the automatic annual option and restricted stock grants to continuing Board members and standing committee members.

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

        Transactions involving the stock incentive plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2004	6,836,180	$16.33
Granted	1,257,850	6.35
Exercised	(22,795)	2.23
Canceled	(702,599)	15.62

Options outstanding, December 31, 2005	7,368,636	14.74
Granted	1,246,160	6.52
Exercised	(44,584)	4.51
Canceled	(1,524,461)	13.26

Options outstanding, December 31, 2006	7,045,751	13.67
Granted	591,125	9.08
Exercised	(325,709)	4.99
Canceled	(619,442)	14.44

Options outstanding, December 31, 2007	6,691,725	$13.61

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Stockholders' Equity (Continued)

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.50 - $ 5.96	672,700	7.48	$5.50	408,735	$5.27
$ 6.00 - $ 6.15	428,896	7.45	$6.06	265,863	$6.05
$ 6.16 - $ 6.99	436,913	8.20	$6.50	173,573	$6.53
$ 7.11 - $ 8.99	759,290	8.07	$8.43	362,869	$8.30
$ 9.00 - $12.23	941,884	6.77	$10.80	790,926	$11.02
$12.40 - $13.25	534,800	5.07	$12.82	534,800	$12.82
$13.38 - $14.13	718,500	3.17	$14.06	718,500	$14.06
$14.40 - $15.24	530,280	4.97	$15.10	530,280	$15.10
$15.25 - $17.00	633,812	4.94	$16.25	633,812	$16.25
$17.88 - $26.25	703,400	3.39	$21.18	703,400	$21.18
$27.50 - $53.94	331,250	2.18	$45.98	331,250	$45.98

$ 0.50 - $53.94	6,691,725	5.70	$13.61	5,454,008	$15.04

        At December 31, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $4,728 and $2,776, respectively. The aggregate intrinsic value is based on our closing price of $8.82 on December 31, 2007, which would have been received by the optionees had all of the options with exercise prices less than $8.82 been exercised on that date.

        At December 31, 2007, 7,539,148 shares were available for grant.

        At December 31, 2006, 5,559,062 options were exercisable at a weighted average price of $15.62.

  Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan, subsequently amended and restated (the "Purchase Plan"), the Company has authorized the issuance of 2,306,665 shares of common stock, 1,712,449 of which are available for purchase at December 31, 2007. The Purchase Plan allows eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, up to a maximum deduction of $10.6 per each plan period, not to exceed $21 per year. Plan periods were generally from December 1 to May 31 and from June 1 to November 30. The price an employee paid for the shares was 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. The plan was suspended effective June 1, 2006.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Defined Contribution Pension Plan

        The Company sponsors an employee savings plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees' hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. For the years ended December 31, 2007, 2006 and 2005, the Company made discretionary matching contributions in the aggregate amount of $598, $491 and $479, respectively.

(13) Other Income (Expenses), Net

        Other income (expense), net consists primarily of interest received and paid and foreign currency translation gain or loss.

	Year Ended December 31,
	2007	2006	2005
Other income (expense):
Interest income	$1,521	$1,391	$1,095
Interest expense	(112)	(93)	(203)
Foreign currency and other	296	289	(41)

Total other income, net	$1,705	$1,587	$851

(14) Income Taxes

        Domestic and foreign pre-tax income (loss) is as follows:

	Year ended December 31,
	2007	2006	2005
Domestic	$(154)	$(10,892)	$(21,491)
Foreign	220	(643)	(1,258)

Total	$66	$(11,535)	$(22,749)

        For the years ended December 31, 2007, 2006 and 2005, the Company was profitable in some foreign jurisdictions. Therefore, a provision for current foreign tax of $511, $205 and $348, respectively,

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Income Taxes (Continued)

was recorded. No provision was recorded for federal or state taxes. The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Income taxes computed at statutory rates	$22	$(3,922)	$(7,734)
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	84	(466)	(930)
Change in valuation allowance	(576)	3,671	8,220
Statutory stock option expense	463	493	—
Lobbying expenses	160	—	—
Amortization expenses	—	138	323
Other non-deductible	38	28	81
Generated research credits	(50)	—	—
Foreign rate differential and withholding tax, net of credits	270	250	169
Meals and entertainment	103	93	116
Other	(3)	(80)	103

Total	$511	$205	$348

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Income Taxes (Continued)

purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$43,926	$44,577
Research and experimentation credits	1,966	1,987
Accrued expenses and allowances	531	1,327
Deferred revenue	3,150	2,694
Deferred compensation	966	586
Foreign tax credit	331	331
Impairment of investments	192	192
Other	—	—

Total gross deferred tax assets	51,062	51,694
Less valuation allowance	(45,248)	(46,201)

Net deferred tax assets	$5,814	$5,493

Deferred tax liabilities:
Tax depreciation and amortization	$5,814	$5,493

Total deferred tax liabilities	5,814	5,493

Net deferred tax asset (liability)	$—	$—

        The Company has recorded a full valuation allowance against deferred tax assets as it is more likely than not that deferred tax assets will not be recoverable. The net change in the total valuation allowance for the year ended December 31, 2007 and 2006 was a decrease of $953 and an increase of $4,376, respectively. Included in the valuation allowance at December 31, 2007 is $10,480 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to contributed capital.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Income Taxes (Continued)

        A summary reconciliation of the Company's uncertain tax positions is listed below:

Balance at January 1, 2007	145
Addition for 2007 current year tax positions	6
Reduction for prior year positions resolved during 2007	(73)

Ending balance at December 31, 2007	$78

        The Company's tax years for its foreign jurisdictions are subject to review for up to seven years after filing tax returns. Federal, state and foreign loss carry-forwards and credits can generally be adjusted by taxing authorities at any time in the future. The entire amount of the uncertain tax positions if recognized would affect the effective tax rate however no material adjustments to the liability for uncertain tax positions are anticipated in the next twelve months.

        At December 31, 2007, the Company had net operating loss carry-forwards of approximately $114,600 to offset against future income for foreign, federal and state tax purposes, and research and experimentation credits of approximately $2,000. These carryforwards expire through 2027. Approximately $27,319 of the net operating loss carry-forward will be allocated to contributed capital if subsequently recognized.

        Section 382 of the Internal Revenue Code imposes a limitation on the utilization of net operating losses and research and experimentation credits when there is a change of more than 50% in ownership of the Company in a three year period. The Company believes it has had several such changes since 1996. Utilization of the NOL and R&D credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions.

        United States taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings and repatriate only when it is tax efficient to do so. Accordingly, the Company believes no federal or state tax will be incurred upon repatriation.

(15) Commitments and Contingencies

  Litigation

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

(15) Commitments and Contingencies (Continued)

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

(15) Commitments and Contingencies (Continued)

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

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2007, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

Performance Bonds

        Some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we obtain letters of credit to secure our obligations under the bonds. The letters of credit may in turn require us to maintain large restricted cash reserves as security, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. Our failure to be able to provide such

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Commitments and Contingencies (Continued)

performance bonds may preclude us from bidding on new government contracts or maintaining our existing contracts for their full terms. In addition, these performance bonds may provide for security interests covering our receivables or other assets, which could cause additional financing to be more difficult or more expensive to obtain. The size, nature and purpose of, and the risks and uncertainties associated with public sector contracts can potentially cause our results to fluctuate and anticipated revenue to decrease significantly.

(16) Related Party Transactions

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

(17) Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2007
Total revenue	$26,846	$27,364	$27,132	$28,422
Total cost of revenue	16,815	17,077	16,367	17,769
Gross profit	10,031	10,287	10,765	10,653
Sales and marketing	4,277	4,365	4,103	3,870
Research, development and engineering	2,042	1,883	1,691	1,707
General and administrative	4,098	3,809	3,724	3,978
Amortization of intangibles	500	509	451	532
Intellectual property	499	476	429	432
Restructuring charges, net	—	—	—	—
Operating income (loss)	(1,385)	(755)	367	134
Net income (loss)	(1,022)	(495)	772	300
Net income (loss) per share—basic	(0.05)	(0.02)	0.04	0.01
Net income (loss) per share—diluted	(0.05)	(0.02)	0.04	0.01

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(17) Quarterly Financial Information—Unaudited (Continued)

2006
Total revenue	$27,193	$24,907	$26,733	$25,414
Total cost of revenue	19,648	16,677	16,719	15,725
Gross profit	7,545	8,230	10,014	9,689
Sales and marketing	4,539	4,685	3,440	3,691
Research, development and engineering	3,236	2,994	2,158	1,881
General and administrative	5,210	4,172	3,684	4,418
Amortization of intangibles	573	550	537	511
Intellectual property	431	481	460	402
Restructuring charges, net	—	547	—	—
Operating income (loss)	(6,444)	(5,199)	(265)	(1,214)
Net income (loss)	(6,172)	(4,869)	213	(912)
Net income (loss) per share—basic	(0.30)	(0.24)	0.01	(0.04)
Net income (loss) per share—diluted	(0.30)	(0.24)	0.01	(0.04)
2005
Total revenue	$24,379	$24,753	$26,781	$25,140
Total cost of revenue	16,077	16,560	17,043	18,492
Gross profit	8,302	8,193	9,738	6,648
Sales and marketing	3,777	3,889	4,295	3,816
Research, development and engineering	2,908	3,428	3,199	3,596
General and administrative	5,497	5,521	4,852	5,654
Amortization of intangibles	811	1,339	1,147	738
Intellectual property	536	467	528	483
Restructuring charges, net	—	—	—	—
Operating income (loss)	(5,227)	(6,451)	(4,283)	(7,639)
Net income (loss)	(5,120)	(6,217)	(4,228)	(7,532)
Net income (loss) per share—basic	(0.25)	(0.30)	(0.21)	(0.37)
Net income (loss) per share—diluted	(0.25)	(0.30)	(0.21)	(0.37)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
3.2
Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2
Second Amended and Restated Investor Rights Agreement, dated as of November 2, 1999, between the Registrant and the holders of the Registrant's preferred stock (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
4.3
Rights Agreement, dated as of November 16, 2004, between Digimarc Corporation and EquiServe Trust Company, N.A. together with: Exhibit A Form of Rights Certificate; Exhibit B Form of Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Certificate of Designation of the Series A Preferred Stock of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2004)
10.1
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
10.2
Registrant's 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
10.3
Registrant's Restated 1999 Stock Incentive Plan, as amended and restated on April 17, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004)
10.4
Form of Notice of Stock Option Award and Stock Option Award Agreement for employees under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
10.5
Registrant's 1999 Employee Stock Purchase Plan, as amended and restated on November 2, 2006, including forms of agreements thereunder (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 8, 2007)
10.6
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Macrovision Corporation (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
10.7
Strategic Investment Agreement, dated as of September 17, 2000, between the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)

10.8
Registrant's 2000 Non-Officer Employee Stock Incentive Plan, as amended and restated on February 19, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2004)
10.9
Registrant's 1999 Non-Employee Director Option Program, as amended and restated March 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 4, 2007)
10.12
Employment Agreement, dated as of July 16, 2001, between the Registrant and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003)
10.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.14
Purchase Agreement by and between the Registrant and each of the purchasers whose names are set forth on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2003)
10.15
Form of Restricted Stock Agreement for the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)
10.16
Form of Stock Option Award Agreement for the 1999 Non-Employee Director Option Program adopted under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2005)
10.17
Forms of Notice of Stock Option Award and Stock Option Award Agreement for officers under the Digimarc Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 7, 2005)
10.18
Full Service Lease, dated March 22, 2004, by and between PS Business Parks, L.P., and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 7, 2005)
10.19	Summary of Key Terms of Named Executive Officer Compensation Arrangements
10.20	Summary of Key Terms of Non-Employee Director Compensation Arrangements
10.21	Form of Performance Vesting Share Agreement
10.22
Form of Change of Control Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 4, 2007)
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

QuickLinks

PART I
  ITEM 1: BUSINESS
  ITEM 1A: RISK FACTORS
  ITEM 1B: UNRESOLVED STAFF COMMENTS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A: CONTROLS AND PROCEDURES
  ITEM 9B: OTHER INFORMATION
PART III
  ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX