Form 10-Q
period 2008-03-31
DIGIMARC CORP
filed 2008-05-02
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2008, there were 22,183,532 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	March 31, 2008	December 31, 2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,228	$19,582
Restricted cash	1,470	205
Short-term investments	3,849	3,568
Trade accounts receivable, net	15,068	18,498
Inventory, net	6,120	7,316
Other current assets	2,487	2,628

Total current assets	53,222	51,797
Restricted cash	7,888	9,358
Property and equipment, net	66,055	66,277
Intangibles, net	13,041	13,462
Other assets, net	1,280	1,129

Total assets	$141,486	$142,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,777	$6,092
Accrued payroll and related costs	2,550	1,952
Deferred revenue	5,660	6,239
Other current liabilities	2,098	1,955

Total current liabilities	16,085	16,238
Long-term deferred revenue, net of current portion	6,904	7,007
Other long-term liabilities	1,319	1,455

Total liabilities	24,308	24,700
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock (22,180,764 and 21,838,375 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	22	22
Additional paid-in capital	218,557	217,341
Accumulated deficit	(101,401)	(100,040)

Total stockholders' equity	117,178	117,323

Total liabilities and stockholders' equity	$141,486	$142,023

(1)
Derived from the Company's December 31, 2007 audited consolidated financial statements

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenue:
Service	$24,674	$21,299
Product and subscription	5,896	5,547

Total revenue	30,570	26,846
Cost of revenue:
Service	16,203	14,715
Product and subscription	2,420	2,100

Total cost of revenue	18,623	16,815
Gross profit	11,947	10,031
Operating expenses:
Sales and marketing	4,623	4,277
Research, development and engineering	2,278	2,042
General and administrative	4,584	4,098
Amortization of intangibles	420	500
Intellectual property	545	499
Acquisition related costs	1,089	—

Total operating expenses	13,539	11,416

Operating income (loss)	(1,592)	(1,385)
Other income (expense), net	353	382

Income (loss) before provision for income taxes	(1,239)	(1,003)
(Provision) benefit for income taxes	(122)	(19)

Net income (loss)	$(1,361)	$(1,022)

Net income (loss) per share—basic	$(0.06)	$(0.05)
Net income (loss) per share—diluted	$(0.06)	$(0.05)
Weighted average shares outstanding—basic	21,342	20,797
Weighted average shares outstanding—diluted	21,342	20,797

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock
			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2006	21,191,918	$22	$211,209	$(99,740)	$111,491
Initial adjustment to adopt FIN 48	—	—	—	145	145
Exercise of stock options	325,709	—	1,624	—	1,624
Issuance of employee stock purchase plan shares	119,143	—	920	—	920
Issuance of restricted common stock	309,490	—	—	—	—
Purchase and retirement of common stock	(107,885)	—	(357)	—	(357)
Stock-based compensation expense	—	—	3,945	—	3,945
Net loss	—	—	—	(445)	(445)

BALANCE AT DECEMBER 31, 2007	21,838,375	22	217,341	(100,040)	117,323
Exercise of stock options	21,169	—	136	—	136
Issuance of employee stock purchase plan shares	33,914	—	259	—	259
Issuance of restricted common stock	323,280	—	—	—	—
Purchase and retirement of common stock	(35,974)	—	(293)	—	(293)
Stock-based compensation expense	—	—	1,114	—	1,114
Net loss	—	—	—	(1,361)	(1,361)

BALANCE AT MARCH 31, 2008	22,180,764	$22	$218,557	$(101,401)	$117,178

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(In thousands, except share data)

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(1,361)	$(1,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,249	3,921
Stock-based compensation expense	1,114	1,005
Other non-cash charges	30	(28)
Changes in operating assets and liabilities:
Restricted cash	205	378
Trade and unbilled accounts receivable	3,430	313
Inventory, net	1,196	(530)
Other current assets	141	234
Other assets, net	(151)	(77)
Accounts payable	(315)	936
Accrued payroll and related costs	598	(2,196)
Deferred revenue	(682)	2,451
Other liabilities	101	24

Net cash provided by (used in) operating activities	8,555	5,409
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(3,585)	(6,897)
Sale or maturity of short-term investments	41,534	38,355
Purchase of short-term investments	(41,815)	(38,355)

Net cash provided by (used in) investing activities	(3,866)	(6,897)
Cash flows from financing activities:
Issuance of common stock	395	582
Purchase of common stock	(293)	(140)
Principal payments under capital lease obligations	(145)	(144)

Net cash provided by (used in) financing activities	(43)	298

Net increase (decrease) in cash and cash equivalents	4,646	(1,190)
Cash and cash equivalents at beginning of period	19,582	23,135

Cash and cash equivalents at end of period	$24,228	$21,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$19
Cash paid for income taxes	$111	$12
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$51	$—

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

Pending Acquisition of Digimarc and Spin-Off of Digital Watermarking Business

        On March 23, 2008, the Company entered into a definitive agreement with L-1 Identity Solutions, Inc. (NYSE: L-1) ("L-1") pursuant to which a subsidiary of L-1 will be merged with and into the Company (the "merger"), with the Company continuing after the merger as a wholly-owned subsidiary of L-1. Immediately prior to the merger, the Company will contribute all of the assets and liabilities related to the Company's digital watermarking business, together with all of the Company's cash, to a wholly-owned subsidiary of the Company, the shares of which will be distributed to the Company's stockholders in a taxable spin-off transaction.

        At the effective time of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive (i) the stockholder's pro rata share of $120.0 million in cash, without interest, and (ii) a fractional interest in a share of L-1 common stock based on an exchange ratio calculated in accordance with the terms of the merger agreement. In addition, all outstanding options to purchase shares of the Company's common stock will vest and become fully exercisable immediately prior to the record date for the spin-off, and each holder of an option to purchase shares of the Company's common stock will be entitled to exercise such holder's options immediately prior to the record date for the spin-off, conditioned upon the occurrence of the spin-off. After the completion of the merger and spin-off, L-1 will purchase stock in the new digital watermarking company, in the aggregate amount of $5.0 million.

        The completion of the merger is subject to approval of the merger agreement by the Company's stockholders, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, completion of the spin-off and other customary closing conditions. The transaction is not subject to any financing condition. There can be no assurance that the merger and spin-off will be consummated in a timely manner, if at all.

        In connection with the proposed merger, L-1 will file with the Securities and Exchange Commission (the "SEC") a Registration Statement on Form S-4 that will include a proxy statement of the Company that also constitutes a prospectus of L-1, in addition to other relevant materials related to the merger and spin-off. The proxy statement/prospectus will include a detailed description of the terms of the merger agreement, as well as other important information about the proposed transactions.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

        The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Interim Financial Statements

        The accompanying consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the "U.S.") have been condensed or omitted under the rules and regulations of the SEC.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 29, 2008. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

2. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective the first fiscal year beginning after November 15, 2007. The Company has applied the provisions of this standard regarding the framework of measuring fair value and noted no material effect on the current financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective the first fiscal year beginning after November 15, 2007. The Company has elected not to measure certain financial assets and liabilities at fair value as permitted by SFAS No. 159.

3. Revenue Recognition

        Certain customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

3. Revenue Recognition (Continued)

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

3. Revenue Recognition (Continued)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

4. Segment Information (Continued)

        Revenue by geographic areas is as follows:

	Three Months Ended March 31,
	2008	2007
United States	$24,422	$20,520
International	6,148	6,326

Total	$30,570	$26,846

Major Customers

        No single customer accounted for more than 10% of the Company's revenues for the three-month period ended March 31, 2008. One customer accounted for slightly over 10% of the Company's revenues for the three-month period ended March 31, 2007.

5. Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan.

        Stock-based compensation recognized in the Company's consolidated financial statements in the three-months ended March 31, 2008 and 2007 is based on the value of the portion of the stock-based award that vested during the period, adjusted for expected forfeitures for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

  Determining Fair Value Under SFAS 123(R)

  Stock Options

        Valuation and Amortization Method.    The Company estimates the fair value of stock-based awards granted using the Black-Scholes option pricing model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods. The fair value of each option grant is estimated on the date of grant.

        Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three-months ended March 31, 2008 and 2007 generally vest over four years and have contractual terms of ten years.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        Expected Volatility.    The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock using the Black-Scholes option pricing model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award. This historical period excludes portions of time when unusual transactions occurred, such as a significant acquisition.

        Risk-Free Interest Rate.    The Company bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term approximately equal to the expected life of the award.

        Expected Dividend Yield.    The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option pricing model.

        Expected Forfeitures.    The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

        A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended March 31,
	2008	2007
Expected life (in years)	5.7	5.8
Expected volatility	44%	44%
Risk-free interest rate	2.5%	4.7%
Expected dividend yield	0%	0%
Expected forfeiture rate	16%	16%
Fair value	$3.65	$4.27

  Employee Stock Purchase Plans

        The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan, as amended on November 2, 2006, allows employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each three-month plan period, up to a maximum deduction of $5.3 for each plan period, not to exceed $21 per year. The three-month plan periods begin December 1, March 1, June 1 and September 1. The price an employee pays for the shares is 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. There were 33,914 and 25,377 shares purchased under the Company's stock purchase plan during the three-months ended March 31, 2008 and 2007, respectively.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Restricted Stock and Market or Performance Based Vesting Shares

        The Compensation Committee of the Board of Directors (the "Board") awarded restricted stock shares under the Company's 1999 Stock Incentive Plan, as amended, to certain officers, employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually one to four years, following the date of the grant.

        The fair value of restricted stock awards granted is based on the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

        In addition to restricted stock shares that vest over time, the Compensation Committee awarded restricted stock that vests upon satisfaction of either market based or employee performance based conditions under the 1999 Stock Incentive Plan, as amended.

        The fair value of restricted stock awards that vest upon the satisfaction of market based conditions is calculated using a Monte Carlo valuation model that results in a discount factor applied to the fair market value of the Company's common stock on the date of the grant (measurement date). Compensation cost is recognized over the derived service period, which is shorter than the performance period, using the straight-line method. If the market condition is met prior to completion of the derived service period, all remaining expense is immediately recognized in the period the awards vest. Expense for market based awards is recognized if the employee completes the derived service period, regardless of whether the market condition is met. If the market condition is not met, the shares will be forfeited.

        The fair value of restricted stock awards that vest upon the satisfaction of employee performance conditions is based on the fair market value of the Company's common stock on the date of grant (measurement date). Management has determined it is probable that all performance conditions can be achieved; therefore, compensation cost is recognized on a straight line basis over the explicit service period. If the performance condition is satisfied early, all remaining compensation cost will be recognized in the period the condition is satisfied. If the performance vesting condition is not met by the end of the explicit service condition, all previously recognized compensation cost will be reversed and the shares will be forfeited.

        Specific terms of the restricted stock awards (including market or performance based vesting share awards) are governed by restricted stock agreements between the Company and the award recipients.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Stock-based Compensation Under FAS 123(R)

        The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three months ended March 31, 2008 and 2007, which was incurred as follows:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation:
Cost of revenue	$114	$106
Sales and marketing	168	207
Research, development and engineering	113	72
General and administrative	702	608
Intellectual property	17	12

Total stock-based compensation	$1,114	$1,005

        At March 31, 2008, the Company had 1.4 million non-vested stock options that had a weighted average grant date price of $7.59. As of March 31, 2008, the Company had $10,181 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.44 years.

  Stock Option Activity

        As of March 31, 2008, under all of the Company's stock-based compensation plans, options to purchase an aggregate of 6.9 million shares were outstanding, and options to purchase an additional 7.0 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        Options granted, exercised, canceled and expired under the Company's stock option plans are summarized as follows:

Three-months ended March 31, 2008:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	6,691,725	$13.61
Options granted	345,750	8.22
Options exercised	(21,169)	6.38
Options canceled	(83,964)	10.83
Options expired	—	—

Outstanding at March 31, 2008	6,932,342	$13.40	5.66 years

Exercisable at March 31, 2008	5,534,456	$14.87	4.91 years

        The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 0.50 - $ 5.96	668,823	7.24	$5.50	442,940	$5,31
$ 6.00 - $ 6.46	608,692	7.49	$6.10	365,390	$6.09
$ 6.52 - $ 8.29	720,303	8.73	$7.56	235,845	$7.12
$ 8.46 - $ 9.49	752,773	7.89	$8.84	368,226	$8.81
$ 9.50 - $11.98	765,409	6.22	$11.15	705,713	$11.23
$12.07 - $13.87	587,200	4.73	$12.92	587,200	$12.92
$14.02 - $14.95	751,200	3.08	$14.16	751,200	$14.16
$15.06 - $15.71	745,108	4.93	$15.43	745,108	$15.43
$16.00 - $19.93	729,084	3.88	$17.94	729,084	$17.94
$20.00 - $53.94	603,750	2.06	$36.57	603,750	$36.57

$ 0.50 - $53.94	6,932,342	5.66	$13.40	5,534,456	$14.87

        At December 31, 2007, 5,454,008 options were exercisable at a weighted average price of $15.04.

        At March 31, 2008, the aggregate intrinsic value of outstanding and exercisable stock options was $8,020 and $4,641, respectively. The aggregate intrinsic value is based on our closing price of $9.99 per share on March 31, 2008, which would have been received by the optionees had all of the options with exercise prices less than $9.99 per share been exercised on that date.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Restricted Stock and Market or Performance Based Vesting Shares Activity

        The following table reconciles the unvested balance of restricted and performance shares:

Three-months ended March 31, 2008:	Number of Shares
Unvested balance, December 31, 2007	554,953
Granted	323,280
Vested	(87,869)
Canceled	(1,705)

Unvested balance, March 31, 2008	788,659

6. Net Income (Loss) Per Share Computation

        Net income (loss) per share (or earnings per share ("EPS")) is calculated in accordance with SFAS No. 128, Earnings per Share, which provides that basic and diluted net income (loss) per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive common shares.

        The following table shows the reconciliation of weighted average basic shares to weighted average diluted shares outstanding.

	Three Months Ended March 31,
	2008	2007
	Shares (in 000'S)
Basic EPSs
Weighted average shares outstanding	21,342	20,797
Effect of Dilutive Securities
Options	—	—
Restricted stock and performance vesting shares	—	—
Diluted EPS
Weighted average shares outstanding	21,342	20,797

        Common stock equivalents related to stock options of 4,916 and 4,393 were excluded from diluted net loss per share calculations for the three-month periods ended March 31, 2008 and 2007, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 151 and 688 for the three-month periods ended March 31, 2008 and 2007, respectively, were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

7. Trade Accounts Receivable

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned which has not been invoiced as of the balance sheet date, and generally billed the following month, is classified as unbilled trade receivables in the consolidated balance sheets.

	March 31, 2008	December 31, 2007
Billed trade receivables, net	$8,118	$12,396
Unbilled trade receivables	6,950	6,102

Trade accounts receivable, net	$15,068	$18,498

        Trade accounts receivable, net includes $1,778 and $3,060 at March 31, 2008 and at December 31, 2007, respectively, of deferred revenue, billed in accordance with the provisions of the contracts with the Company's customers.

  Allowance for doubtful accounts

        The allowance for doubtful accounts was $95 and $187 at March 31, 2008 and at December 31, 2007, respectively, and is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  Major Customers

        No single customer accounted for more than 10% of the Company's trade and unbilled accounts receivable, net at March 31, 2008 and at December 31, 2007.

8. Inventory

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

	March 31, 2008	December 31, 2007
Equipment and deferred contract costs	$655	$1,213
Consumable materials, net	5,465	6,103

Inventory, net	$6,120	$7,316

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

8. Inventory (Continued)

  Reserve for slow moving and obsolete inventory

        The Company records a provision for excess and obsolete inventory based on changes in market conditions, sales orders, expected sales volumes, and technology advances. The provision was recorded in the period the circumstances occurred or were identified.

        The reserve for slow moving and obsolete consumable materials was $101 and $138 at March 31, 2008 and at December 31, 2007, respectively. While the Company does not currently expect to be able to sell or otherwise use the reserved inventory it has on hand based upon its forecast and backlog, it is possible that one or more customers will decide in the future to purchase a portion of the reserved inventory.

9. Other Income (Expense), Net

        Other income (expense), net consists primarily of interest received and paid and foreign currency translation gain or loss.

	Three Months Ended March 31,
	2008	2007
Other income (expense):
Interest income	$318	$412
Interest expense	(48)	(19)
Foreign currency and other	83	(11)

Total other income (expense), net	$353	$382

10. Income Taxes

        Provision for Income Taxes.    The provision for income taxes reflects expected tax expense in certain foreign jurisdictions. The Company has recorded a full valuation allowance against the Company's net deferred tax assets at March 31, 2008 due to the uncertainty of realization of the Company's net operating losses. The Company will continue to evaluate the realizability of the Company's domestic and other foreign net deferred tax assets and may record additional benefits in future earnings if the Company determines the realization of these assets is more likely than not.

11. Commitments and Contingencies

  Litigation

        In 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against the Company and certain of its current and former directors and officers on behalf of purchasers of the Company's securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the Company's restatement of its financial statements for 2003 and the first two quarters of 2004 and alleged that the

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Commitments and Contingencies (Continued)

Company issued false and misleading financial statements and issued misleading public statements about the Company's operations and prospects. On August 4, 2006, the court granted the Company's motion to dismiss the lawsuit with prejudice and entered judgment in the Company's favor. Plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal has been fully briefed but not yet scheduled for oral argument. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing of a decision in or the outcome of this matter.

        On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of the Company's officers and directors, naming the Company as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to the Company's stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Board appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted the Company's motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of the Company or its stockholders. On August 24, 2006, the court granted the defendants' motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June 2007, and the Company anticipates oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate timing or outcome of the matter.

        On or about April 6, 2005, another purported shareholder derivative lawsuit was filed against certain of the Company's officers and directors, and also naming the Company as a nominal defendant, in the Circuit Court for the State of Oregon for the County of Washington containing similar allegations to the complaints discussed above. That case was stayed pending the report of the Board committee referenced above, and was ultimately dismissed following the Board committee's investigation.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including the Company, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The plaintiffs allege that the defendants fraudulently inflated the share prices of these companies during and after their initial public offerings through an elaborate scheme characterized by tie-in agreements, undisclosed compensation and analyst conflicts. The plaintiffs also allege that the underwriter defendants required some substantial investors who requested allocations in the initial public offerings to participate in the scheme. Some of the Company's officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Commitments and Contingencies (Continued)

Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 309 cases that have now been consolidated. The Company's case is not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision for these six focus cases. In response to that ruling, the plaintiffs amended their master allegations and the focus case complaints, and the defendants moved to dismiss those amended complaints. The court issued an opinion and order on March 26, 2008, essentially denying the motion to dismiss and allowing the case to continue. New motions for class certification in the six focus cases are in the briefing process which is expected to be completed in May of 2008. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

        On October 10, 2007, a stockholder of the Company filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters on the initial public offering of the Company. The complaint, which also named the Company as a nominal defendant but did not assert any claims against the Company, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of the Company's stock. On February 28, 2008, an amended complaint was filed, with the Company still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above in this Form 10-Q.

        Certain of the Company's product license and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2008, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

  Performance Bonds

        Some governmental authorities require performance bonds that we are obligated to maintain during the life of the contract. Often, the terms of these bonds require that we obtain letters of credit to secure our obligations under the bonds. The letters of credit may in turn require us to maintain

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Commitments and Contingencies (Continued)

large restricted cash reserves as security, reducing our ability to use these funds for our other business purposes. Even with the availability of such cash reserve guarantees, we may not be able to obtain such performance bond underwriting at a favorable rate or at all. Our failure to be able to provide such performance bonds may preclude us from bidding on new government contracts or maintaining our existing contracts for their full terms. In addition, these performance bonds may provide for security interests covering our receivables or other assets, which could cause additional financing to be more difficult or more expensive to obtain. The size, nature and purpose of, and the risks and uncertainties associated with, public sector contracts can potentially cause our results to fluctuate and anticipated revenue to decrease significantly.

12. Quarterly Financial Information

Quarter ended:	March 31	June 30	September 30	December 31
2008
Total revenue	$30,570
Total cost of revenue	18,623
Gross profit	11,947
Sales and marketing	4,623
Research, development and engineering	2,278
General and administrative	4,584
Amortization of intangibles	420
Intellectual property	545
Acquisition related costs	1,089
Operating income (loss)	(1,592)
Net income (loss)	(1,361)
Net income (loss) per share—basic	(0.06)
Net income (loss) per share—diluted	(0.06)
2007
Total revenue	$26,846	$27,364	$27,132	$28,422
Total cost of revenue	16,815	17,077	16,367	17,769
Gross profit	10,031	10,287	10,765	10,653
Sales and marketing	4,277	4,365	4,103	3,870
Research, development and engineering	2,042	1,883	1,691	1,707
General and administrative	4,098	3,809	3,724	3,978
Amortization of intangibles	500	509	451	532
Intellectual property	499	476	429	432
Operating income (loss)	(1,385)	(755)	367	134
Net income (loss)	(1,022)	(495)	772	300
Net income (loss) per share—basic	(0.05)	(0.02)	0.04	0.01
Net income (loss) per share—diluted	(0.05)	(0.02)	0.04	0.01

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

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Part II, Item 1A (Risk Factors) of this Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 29, 2008, and other reports and filings made with the Securities and Exchange Commission ("SEC").

Pending Acquisition of Digimarc and Spin-Off of Digital Watermarking Business

        On March 23, 2008, we entered into a definitive agreement with L-1 Identity Solutions, Inc. (NYSE: L-1) ("L-1") pursuant to which a subsidiary of L-1 will be merged with and into Digimarc (the "merger"), with Digimarc continuing after the merger as a wholly-owned subsidiary of L-1. Immediately prior to the merger, we will contribute all of the assets and liabilities related to our digital watermarking business, together with all of our cash, to our wholly-owned subsidiary, the shares of which will be distributed to our stockholders in a taxable spin-off transaction.

        At the effective time of the merger, each issued and outstanding share of our common stock will be converted into the right to receive (i) the stockholder's pro rata share of $120.0 million in cash, without interest, and (ii) a fractional interest in a share of L-1 common stock based on an exchange ratio calculated in accordance with the terms of the merger agreement. In addition, all outstanding options to purchase shares of our common stock will vest and become fully exercisable immediately prior to the record date for the spin-off, and each holder of an option to purchase shares of our common stock will be entitled to exercise such holder's options immediately prior to the record date for the spin-off, conditioned upon the occurrence of the spin-off. After the completion of the merger and spin-off, L-1 will purchase stock in the new digital watermarking company, in the aggregate amount of $5.0 million.

        The completion of the merger is subject to approval of the merger agreement by our stockholders, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, completion of the spin-off and other customary closing conditions. The transaction is not subject to any financing condition. There can be no assurance that the merger and spin-off will be consummated in a timely manner, if at all.

        In connection with the proposed merger, L-1 will file with the SEC a Registration Statement on Form S-4 that will include a proxy statement of Digimarc that also constitutes a prospectus of L-1, in addition to other relevant materials related to the merger and spin-off. The proxy statement/prospectus will include a detailed description of the terms of the merger agreement, as well as other important information about the proposed transactions.

        We urge investors and security holders to read the proxy statement/prospectus regarding the proposed merger when it becomes available because it will contain important information.

        Our company, our directors, and certain of our executive officers may be deemed to be participants in the solicitation of proxies from our stockholders with respect of the proposed transaction. Our stockholders may obtain information regarding the names, affiliations and interests of such individuals in the proxy statement.

        All forward-looking statements in this Quarterly Report on Form 10-Q, including those in the Management's Discussion and Analysis of Financial Condition, Results of Operations and Risk Factors, are based on management's plans for future operations without consideration given to the pending transaction.

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

        We issue more than 60 million identification documents ("IDs") annually and are the leading supplier of government-issued citizen IDs in North America, including supplying systems that produce more than two-thirds of all driver licenses issued in the U.S. We are also a pioneer and leading owner of intellectual property in a signal processing technology innovation known as "digital watermarking" which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content, including personal identification documents, financial instruments, photographs, movies, music, television, and product packages. The embedded data within various types of media content can be detected and read by software or hardware detectors in personal computers and other digital devices.

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

        Our media identification and management revenue is generated through commercial and government applications of our digital watermarking and related media identification and management technologies, primarily from patent and technology license fees paid by business partners and our contracts with a consortium of Central Banks and with The Nielsen Company. Our licensing program, which is a core part of our media identification and management business, is built upon our extensive patent portfolio, which contains over 370 issued U.S. patents, and numerous foreign patents, as of March 31, 2008. Private sector media and entertainment industry customers use secure media identification and management solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from personal computers and mobile devices. We expect that patent and technology licensing will continue to contribute most of our revenues from non-government customers for the foreseeable future.

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

        Our strategy regarding the anticipated opportunities relating to the REAL ID Act, federal legislation passed in May 2005, is to provide solutions that address the requirements of the REAL ID Act: identity verification; document scanning and archiving; individual background checking; data and image sharing; and migration to and production of REAL ID Act compliant driver license documents. These solutions are available to customers as upgrades or complete issuance systems. Digimarc is currently offering the States program management assistance to safely migrate to REAL ID Act compliance.

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

Media Identification and Management

        We license our technology and patents and otherwise foster development of the market for media identification and management solutions, including our digital watermarking technologies, through our participation in industry activities and events for commercial as well as governmental uses. Our licenses primarily involve use of our technology and patents in the media and entertainment area, but also support industrial and commercial enterprise applications as well as applications supporting Federal programs. We also have a multi-year contract with an international consortium of Central Banks pursuant to which we have been, since 1997, developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics.

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

        Variability of Capitalized and Deferred Costs.    Our driver license and ID issuance programs generally require that we incur significant costs in developing, building and deploying new systems which may be sold outright upon completion or used in generating recurring revenue in the future. Certain labor and other costs relating to these new systems may be deferred and expensed upon completion, or capitalized and amortized over the life of the relevant contract, rather than expensed in the quarter in which they are incurred. We may experience variability in our operating income, depending on the extent to which we are able to capitalize or defer these costs. If we are able to win new business, our capitalized or deferred costs and operating income may increase as a result of an increased allocation of labor resources to capitalized or deferred items. On the other hand, if we experience delays or reductions in new business, our capitalized or deferred costs may decrease, which may result in an increase in operating expenses for the relevant quarter and a decrease in operating income.

        Depreciation.    Our policy for depreciating fixed assets that are specifically used to provide services under long-term contracts to the shorter of the original contract term plus 2.75 years or estimated useful life. Historically, 95% of contracts were extended beyond the original contract term, that the average contract had at least two contract extensions during its life and that these extensions added on average 2.75 years to the length of the contracts' original terms.

        Since contract-specific program assets are tracked on a contract basis, the finding that contracts are routinely extended beyond the original term and that these extensions are not generally accompanied by significant incremental capital investment indicates that the useful life of contract-related assets is generally longer than the original term of the contract. Given these findings, we concluded that it was appropriate to change the estimated useful lives of these assets for purposes of depreciation. In addition, the change in useful lives achieves a better matching of the utility of these assets with the resulting revenues. For the year ended December 31, 2007, we performed an updated analysis on contract specific assets which resulted in no change to our previous conclusions. We will continue to analyze the useful lives of contract specific assets in future periods. The financial impact of this change is discussed below under the "Cost of Revenue" heading.

  Backlog.

	Total	Revenue to be Recognized for the Remainder of 2008
	(in millions)
Backlog by source:
Media identification and management	$65	$13
Identification	215	55

Total	$280	$68

        Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of March 31, 2008 will generate approximately $280 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $68 million of this amount to be recognized as revenue during the remainder of 2008. This amount includes production volumes reasonably expected to be achieved under currently effective contracts and government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2007 was approximately $225 million. The increase in backlog reflects factors noted below.

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

Additional Information

        A more detailed discussion of our business is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Results of Operations

        The following table presents our consolidated statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references to the three-

month period relate to the three-month period ended March 31, 2008 and all changes discussed with respect to such period reflect changes as compared to the three-month period ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Revenue:
Service	81%	79%
Product and subscription	19	21

Total revenue	100	100
Cost of revenue:
Service	53	55
Product and subscription	8	8

Total cost of revenue	61	63
Gross profit	39	37
Operating expenses:
Sales and marketing	15	16
Research, development and engineering	7	7
General and administrative	15	15
Amortization of intangibles	1	2
Intellectual property	2	2
Acquisition related costs	4	—

Total operating expenses	44	42

Operating income (loss)	(5)	(5)

Other income (expense), net	1	1

Income (loss) before provision for income taxes	(4)	(4)
Provision for income taxes	0	0

Net income (loss)	(4)%	(4)%

        Our total revenue for the three months ended March 31, 2008 was $30.6 million, or 14% higher as compared to $26.8 million for the prior year period. While reporting a loss of $1.4 million, or $0.06 per share, in 2008 compared to a loss of $1.0 million, or $0.05 per share, in 2007, our results reflect increases in primarily two areas of cost. We incurred $1.1 million, or $0.05 per share, of non-recurring costs in connection with the pending acquisition of our ID Systems business by L-1. We also accrued $0.8 million, or $0.04 per share, of costs associated with the corporate incentive bonus program. In 2007, there were no accrued amounts for the corporate incentive bonus program. The results for the quarter also reflect improved gross margins originating from improved operating leverage attributable to the field support and manufacturing operations, originating from an operational restructuring that occurred during 2005 and 2006. We made significant cost reductions and improved operating efficiencies whereby we lowered our fixed costs to more normal levels.

Revenue

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Revenue:
Service	$24,674	$21,299	$3,375	16%
Product and subscription	5,896	5,547	349	6%

Total	$30,570	$26,846	$3,724	14%

Revenue (as % of total revenue):
Service	81%	79%
Product and subscription	19%	21%

Total	100%	100%

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

        The increase in service revenue for the three-month period was due primarily to:

  •
  higher production volumes under our Mexico contract relating to governmental initiatives to increase voter registration,

  •
  full quarter of revenues generated from two additional provinces brought on-line under our Atlantic Canada contract,

  •
  higher issuance revenues, primarily attributable to return to normal production after changes in renewal cycles, and

  •
  consulting revenues, to a lesser extent, generated from our new contract with The Nielsen Company that was signed late last year.

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

        The increase in product and subscription revenue for the three-month period was due primarily to:

  •
  initial license revenues from the Nielsen contract,

  •
  net increase in variable sales, add-ons and upgrades to various domestic and international customers, including a large, low margin file sale to an international customer, offset by

  •
  elimination of consumables revenues associated with our United Kingdom contract that ended production in the second quarter of 2007.

Revenue by Geography

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Revenue by geography:
Domestic	$24,422	$20,520	$3,902	19%
International	6,148	6,326	(178)	(3)%

Total	$30,570	$26,846	$3,724	14%

Revenue (as % of total revenue):
Domestic	80%	76%
International	20%	24%

Total	100%	100%

        Domestic revenue increased for the three-month period due primarily to service and license revenues associated with the Nielsen contract and higher driver license production revenues from various states.

        International revenue slightly decreased for the three-month period due primarily to the expiration of the United Kingdom contract, offset by higher production volumes from our Mexico and Atlantic Canada operations.

Revenue by Source

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Revenue by source:
Media identification and management	$5,088	$3,485	$1,603	46%
Identification	25,482	23,361	2,121	9%

Total	$30,570	$26,846	$3,724	14%

Revenue (as % of total revenue):
Media identification and management	17%	13%
Identification	83%	87%

Total	100%	100%

        The increase in media identification and management revenue was due primarily to higher service and licensing revenue from the Nielsen contract.

        The increase in identification revenue was due primarily to higher production volumes from our Mexico and Atlantic Canada operations, and higher revenues from various states primarily from a volume mix, including California and Iowa, offset by the expiration of the United Kingdom contract.

Cost of Revenue

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Cost of revenue:
Service	$16,203	$14,715	$1,488	10%
Product and subscription	2,420	2,100	320	15%

Total	$18,623	$16,815	$1,808	11%

Cost of revenue (as % of related revenue components):
Service	66%	69%
Product and subscription	41%	38%

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

        Cost of service revenue increased for the three-month period primarily due to:

  •
  increased depreciation expense of $0.4 million related to programs completed in the later half of 2007 or implemented during the quarter,

  •
  increased accrued benefits of $0.2 million for corporate incentive bonus program,

  •
  increased compensation related costs of $0.2 million and repair and maintenance of $0.2 million related to improving the efficiency of certain programs, and

  •
  increased costs of approximately $0.2 million related to lower resource allocations to capital and deferred cost projects.

        Product and subscription.    Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

        Cost of product and subscription revenue increased for the three-month period primarily due to corresponding increases in revenues, including issuance production revenues, higher add-ons and upgrade revenues, and a large consumable film sale to an international customer, offset by lower consumables sales related to the expiration of the United Kingdom contract. The increase in the cost of product and subscription revenue percentage for the three-month period reflects the volume and mix impact on gross margins from increased add-ons, upgrades and film revenues which carried higher direct costs, offset by the expiration of the United Kingdom contract which carried lower direct costs.

        The costs included in our cost of revenue fall under three categories as described below:

  Cost of Revenue Components

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Cost of revenue:
Variable	$9,040	$7,611	$1,429	19%
Fixed field support and manufacturing	6,377	6,439	(62)	(1)%
Program depreciation	3,206	2,765	441	16%

Total	$18,623	$16,815	$1,808	11%

Cost of revenue (as % of total revenue):
Variable	30%	29%
Fixed field support and manufacturing	21%	24%
Program depreciation	10%	10%

Total	61%	63%

        Variable.    Variable costs include:

  •
  price of materials to produce an identification card,

  •
  direct costs of hardware and software, and related labor, delivered to customers, and

  •
  other costs that are variable in nature.

        The increase in variable costs for the three-month period was primarily due to increased sales from a combination of issuances and various products to domestic and international customers, offset by lower sales of consumables related to the end of the United Kingdom contract.

        Fixed field support and manufacturing.    Fixed field support and manufacturing costs include:

  •
  field operations and support costs,

  •
  manufacturing costs,

  •
  supply chain costs, and

  •
  charges for infrastructure and centralized costs.

        Fixed costs remained relatively consistent for the three-month period.

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

        The increase in program depreciation was primarily due to delivery of new programs in the later half of 2007 or implemented during the quarter ended March 31, 2008.

Gross Profit

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Gross profit
Service	$8,471	$6,584	$1,887	29%
Product and subscription	3,476	3,447	29	1%

Total	$11,947	$10,031	$1,916	19%

Gross profit (as % of related revenue components):
Service	34%	31%
Product and subscription	59%	62%
Total	39%	37%

        The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007 were primarily due to commensurate changes in revenues and costs of revenues, as described above. In particular, the increase in gross profit reflects significant operating leverage improvement in the field support and manufacturing areas from significant cost reductions and improved operating efficiencies.

Operating Expenses

  Sales and marketing

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Sales and marketing	$4,623	$4,277	$346	8%
Sales and marketing (as % of total revenue)	15%	16%

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

        The increase in sales and marketing expense for the three-month period resulted primarily due to:

  •
  increased accrued benefits of $0.2 million for corporate incentive bonus program, and

  •
  increased professional fees of $0.1 million related to supporting the sales effort in a number of federal and state lobbying efforts.

        We anticipate that we will continue to invest in sales and marketing at current or higher levels.

Research, development and engineering

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Research, development and engineering	$2,278	$2,042	$236	12%
Research, development and engineering (as % of total revenue)	7%	7%

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

        The increase in research, development and engineering expense for the three-month period resulted primarily due to increased employee compensation-related expenses of $0.2 million resulting from additional headcount and corporate incentive bonus program.

        We anticipate that we will continue to invest in research, development and engineering expenses at current or above levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

  General and administrative

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
General and administrative	$4,584	$4,098	$486	12%
General and administrative (as % of total revenue)	15%	15%

        General and administrative expenses consist primarily of:

  •
  compensation, benefits and related costs of executive, finance and administrative personnel,

  •
  legal, human resources and other professional fees,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        The increase in general and administrative expenses for the three-month period resulted primarily due to increased accrued benefits of $0.2 million for corporate incentive bonus program and $0.2 million of other general and administrative expenses.

        We anticipate that we will continue to incur general and administrative expenses at or above current levels in the near term, while continuing to examine means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

  Amortization of intangible assets

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Amortization of intangibles	$420	$500	$(80)	(16)%
Amortization of intangibles (as % of total revenue)	1%	2%

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

        The decrease in amortization of intangible assets for the three-month period resulted primarily from extended amortization periods from contract extensions with several domestic customers and the impact of certain international programs being fully amortized.

  Intellectual property

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Intellectual Property	$545	$499	$46	9%
Intellectual Property (as % of total revenue)	2%	2%

        Intellectual property costs primarily consist of:

  •
  compensation, benefits and related costs of attorneys and legal assistants,

  •
  costs associated with documenting, applying for, and maintaining patents and trademarks,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        Intellectual property expense remained relatively consistent for the three-month period. We anticipate that we will continue to invest in intellectual property expenses at current levels or slightly higher.

        Acquisition related costs.    During the quarter, we entered into the merger agreement to sell our ID Systems business to L-1 in a stock and cash transaction. In connection with the sale we have incurred professional fees for legal, accounting and investment banking costs of $1.1 million.

        We anticipate that we will continue to incur acquisition related costs at or above current levels in the near term until the proposed sale is completed or terminated.

        Stock-based compensation.    Stock-based compensation includes expense charges for all stock-based awards to officers, employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. We account for stock-

based compensation in accordance with SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to officers, employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to the application of SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

        Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method. The fair value of performance vesting share awards granted is based on a Monte Carlo valuation model that resulted in a factor applied to the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the Stock-based compensation expense was recorded in the respective statement of operations expense categories for the employees to whom it applies, as set forth in the table below:

	Three Months Ended March 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(in 000'S)
Cost of revenue	$114	$106	$8	8%
Sales and marketing	168	207	(39)	(19)%
Research, development and engineering	113	72	41	57%
General and administrative	702	608	94	15%
Intellectual property	17	12	5	42%

Total	$1,114	$1,005	$109	11%

        The slight increase in stock-based compensation expense was primarily due to an additional layer of stock-based awards being expensed pursuant to SFAS 123(R). We anticipate incurring an additional $7.3 million in stock-based compensation expense through fiscal 2012 for awards outstanding as of March 31, 2008. The future effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise.

  Other income (expense), net

	Three Months Ended March 31,
	2008	2007
	(in 000'S)
Interest income	$318	$412
Interest expense	(48)	(19)
Foreign currency and other	83	(11)

	$353	$382

        The slight decrease in other income (expense) was due primarily to lower interest earned on cash and investment balances, offset by increased interest expense related to additional capitalized leases.

        Provision for Income Taxes.    The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. We have recorded a full valuation allowance against net deferred tax assets at March 31, 2008 due to the uncertainty of realization of the Company's net operating losses. We will continue to evaluate the realizability of our domestic and foreign net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

        As of March 31, 2008, we had cash and cash equivalents, restricted cash, and short-term investments of $37.4 million, representing an increase of approximately $4.7 million from $32.7 million at December 31, 2007. As of March 31, 2008, $9.4 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Subsequent to the end of the quarter, $1.5 million of the restriction was released. Working capital at March 31, 2008 was $37.1 million, compared to working capital of $35.6 million at December 31, 2007. The increases in cash and in working capital primarily relates to improved cash flow from operating activities and lower capital expenditures.

        Operating Cash Flow.    The components of operating cash flows were:

	Three Months Ended March 31,
	2008	2007
	(in 000'S)
Net income (loss)	$(1,361)	$(1,022)
Non-cash items	5,393	4,898
Changes in operating assets and liabilities	4,523	1,533

Net cash provided by (used in) operating activities	$8,555	$5,409

        The major changes in the non-cash charges related to:

  •
  increases in depreciation and amortization from $3.9 million to $4.2 million primarily related to delivery of new programs in the later half of 2007 or implemented during the quarter ended March 31, 2008, and

  •
  increased stock-based compensation expense from $1.0 million to $1.1 million primarily related to the effect of the timing of grants of stock-based awards.

        The major changes in the operating assets and liabilities for the three-month period ended March 31, 2008 primarily related to:

  •
  a decrease in trade accounts receivable, net of $3.4 million primarily reflecting payments of deferred revenues in receivables, shorter payment terms realized on an international film sale and recognition of revenue from previously paid amounts recorded in deferred revenues in prior periods,

  •
  a decrease in inventory, net of $1.2 million primarily reflecting the sale of a large consumables order purchased in the fourth quarter of 2007 and recognition of revenues and related costs incurred and deferred in prior quarters, and

  •
  an increase in compensation related liabilities of $0.8 million for the Company's 2008 incentive bonus program compared to none recorded in the prior year, offset by payments of other accrued liabilities in the normal course of business.

        The major changes in the operating assets and liabilities for the three-month period ended March 31, 2007 primarily related to:

  •
  an increase in deferred revenue of $2.5 million related to cash collections of future revenues, offset by

  •
  a decrease in accrued payroll and related costs of $2.2 million reflecting payment of accrued benefits related to the company's 2006 incentive bonus program.

        The $3.9 million of cash used in investing activities for the three-month period ended March 31, 2008 primarily related to $3.6 million for expenditures of property and equipment on contracts signed over the prior two and one-half years, including capitalization of labor costs of $1.5 million, and $0.3 million in net purchase of short-term investments.

        The $6.9 million of cash used in investing activities for the three-month period ended March 31, 2007 primarily related to expenditures of property and equipment on new contracts signed over the prior two years, including capitalization of labor costs of $1.6 million.

        Cash used in financing activities for the three-month periods ended March 31, 2008 resulted primarily from the net issuance of stock of $0.1 million, offset by principal payments on capital leases of $0.1 million.

        The $0.3 million of cash provided by financing activities for the three-month periods ended March 31, 2007 resulted primarily from the net issuance of stock of $0.4 million, offset by principal payments on capital leases of $0.1 million.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.7 million as of March 31, 2008, and are payable in monthly installments through August 2011. Our obligations under non-cancelable capital leases, which totaled $1.5 million as of March 31, 2008, are payable in monthly installments through April 2012.

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

        We have driver license contracts with various states that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $10 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

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

        In April 2007, we filed a shelf registration with the SEC. The shelf registration is intended to provide us flexibility to raise funds from time to time over a period of up to 3 years, subject to market conditions and our capital needs. Should the pending acquisition of our ID Systems business by L-1 become final, we will withdraw the shelf registration.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective the first fiscal year beginning after November 15, 2007. The Company has applied the provisions of this standard regarding the framework of measuring fair value and noted no material effect on the current financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2007. The Company has elected not to measure certain financial assets and liabilities at fair value as permitted by SFAS No. 159.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in Part II, Item 1A or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

  •
  the timing and consummation of the merger with L-1 and spin-off of our digital watermarking business;

  •
  the scale and timing of adoption of digital watermarking in the U.S.;

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

        Such forward-looking statements also include other statements containing words such as "anticipate," "estimate," "expect," "management believes," "we believe," "we intend," "should" and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially due to, among other things, our failure to become profitable, the failure of the potential markets for our digital watermarking technology to develop as anticipated, or the adoption of alternative technologies within these markets, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this Form 10-Q or in our other documents filed with the SEC. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations and, therefore, investors are cautioned not to place undue reliance on such statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed below should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 have not changed materially.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Form 10-Q, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.    Legal Proceedings.

        In 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the restatement of our financial statements for 2003 and the first two quarters of 2004 and alleged that we issued false and misleading financial statements and issued misleading public statements about our operations and prospects. On August 4, 2006, the court granted our motion to dismiss the lawsuit with prejudice and entered judgment in our favor. Plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal has been fully briefed but not yet scheduled for oral argument. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing of a decision in or the outcome of this matter.

        On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of our officers and directors, naming us as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of these officers and directors breached their fiduciary duties to our stockholders and to us. The complaint is derivative in nature and does not seek relief from us. The Board of Directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted our motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, the Board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Digimarc or its stockholders. On August 24, 2006, the court granted the defendants' motion and dismissed the lawsuit with prejudice. Plaintiffs filed a notice of appeal on September 22, 2006. The briefs to the Ninth Circuit were completed in June 2007, and we anticipate oral argument and a decision in 2008. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing or outcome of the matter.

        On or about April 6, 2005, another purported shareholder derivative lawsuit was filed against certain of our officers and directors, and also naming us as a nominal defendant, in the Circuit Court for the State of Oregon for the County of Washington containing similar allegations to the complaints discussed above. That case was stayed pending the report of the Board committee referenced above, and was ultimately dismissed following the Board committee's investigation.

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The plaintiffs allege that the defendants fraudulently inflated the share prices of these companies during and after their initial public offerings through an elaborate scheme characterized by tie-in agreements, undisclosed compensation and analyst conflicts. The plaintiffs also allege that the underwriter defendants required some substantial investors who requested allocations in the initial public offerings to participate in the scheme. Some of our officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 309 cases that have now been consolidated. We are not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision for the six focus cases. In response to that ruling, the plaintiffs amended their master allegations and the focus case complaints, and the defendants moved to dismiss those amended complaints. The court issued an opinion and order on March 26, 2008, essentially denying the motion to dismiss and allowing the case to continue. New motions for class certification in the six focus cases are in the briefing process which is expected to be completed in May of 2008. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

        On October 10, 2007, a Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Digimarc initial public offering. The complaint names Digimarc as a nominal defendant, and asserts claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Digimarc stock. On February 28, 2008, an amended complaint was filed, with Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above in this Form 10-Q.

Item 1A.    Risk Factors

        Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth below.

(1) Failure to complete the merger with L-1 could negatively impact our stock price and our future businesses and financial results.

        Completion of the merger is subject to a number of closing conditions, including obtaining requisite regulatory and stockholder approvals, and Digimarc and L-1 may be unable to satisfy such conditions on a timely basis or at all. If the merger is not completed, the price of our common stock may decline and our ongoing businesses may be adversely affected. If we fail to complete and realize any benefits from the merger, we will be subject to a number of risks, including the following:

  •
  we may be required to pay a termination fee of $7.5 million if the merger is terminated under certain circumstances, plus reimbursement of fees and expenses of up to $3 million, and if any of these fees and expenses were to be paid we would experience a material negative impact on our financial condition and results of operations;

  •
  we will be required to pay our costs relating to the merger, such as legal, accounting, financial advisor and printing fees, whether or not the merger is completed, which could be significant; and

  •
  matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

        We could also be subject to litigation related to any failure to complete the merger. If the merger is not completed, these risks may materialize and may adversely affect our financial results, stock price and ongoing businesses.

(2) The regulatory approvals required to complete the merger may not be obtained or may contain materially burdensome conditions.

        Completion of the merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods under the HSR Act. Although L-1 and Digimarc have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, we cannot assure you that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. While L-1 and Digimarc do not currently expect that any such conditions or changes would be imposed, we cannot assure you that will be the case, and any such conditions or changes could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger.

(3) Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit other acquisition proposals may discourage other companies from trying to acquire Digimarc.

        Until the merger is completed or the merger agreement is terminated, with limited exceptions, the merger agreement prohibits us from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than L-1. In addition, we have agreed to pay L-1 a termination fee of $7.5 million and/or fees and expenses incurred in connection with the merger agreement and performance under the merger agreement of up to $3 million under specified circumstances. These provisions could discourage other parties from trying to acquire Digimarc for a higher price.

(4) We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

        Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of March 31, 2008 was $101.4 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

(5) The loss of any large contract may result in loss of revenue and potential impairment of capital assets and/or intangible assets, including the acceleration of depreciation and/or amortization expense.

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

(6) The majority of our revenue is subject to government procurement processes that may involve unpredictable delays and other unexpected changes which might limit our actual revenue in any given quarter or year.

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

(7) The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

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

(8) We depend on our senior management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

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

(9) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and we may be unable to achieve revenue growth—particularly in the media and entertainment sectors.

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

(10) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(11) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

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

(12) We may decline to pursue new, or renew existing, business opportunities in secure ID systems markets due to objectionable terms required by the contracting agencies, or we may agree to objectionable contract terms for competitive reasons.

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

(13) We expect our secure ID systems business to experience variability in gross margins.

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

(14) Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

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

(15) The loss of international customers or the failure to find new international customers could adversely affect our profitability and slow our growth.

        We expect revenue from sales of products and services to governments and other customers outside the U.S. to represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., including the following:

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

        We generally do not invoice our foreign sales in U.S. dollars and, consequently, we are exposed to currency exchange fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts, collared options, currency swap agreements or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

(16) A significant portion of our business depends on contracts with fixed price terms. In the event of inflation occurring, or in the event of cost overruns in connection with such contracts, our margins may be adversely affected.

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

(17) A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations, as well as a variety of other provisions that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly.

        Our contracts for driver license and other identification issuance systems and related products typically include provisions imposing (i) development, delivery and installation schedules and milestones, (ii) customer acceptance and testing requirements and (iii) other performance requirements. Such provisions are common in large scale government contracts at the state and federal levels. To the extent these provisions involve performance over extended periods of time, there may be increased risk of noncompliance. From time to time we have experienced delays in identification system implementation, timely acceptance for identification systems programs, concerns regarding identification system program performance and other contractual disputes. Customers have asserted from time to time, and may in the future assert, claims for compensatory or liquidated damages, or breach of contract, or other claims alleging that we have failed to meet timing or delivery requirements and milestones pursuant to the terms of such contracts. Consequently, our failure to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, could result in our having to incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Such unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results. We anticipate that future contracts will continue to have such provisions unless and until industry practices change.

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

(18) Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

        Products and systems as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arise that are not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant.

(19) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(20) A loss of a material supplier could have a material adverse effect on our ability to perform effectively under some of our contracts.

        We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. The loss of one or more of these suppliers could have a material adverse effect on our ability to perform effectively, if at all, under some of our contracts.

(21) We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

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

(22) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

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

        Effective protection of intellectual property rights may be unavailable or limited, both in the U.S. and in other countries. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection both in the U.S. and in various other countries. However, we do not assure you that pending patents will be issued or that issued patents will be valid or enforceable. Failure to obtain such patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We do not assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights.

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

        Some of our contracts include provisions by which we assure non-infringement of third-party intellectual property rights. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third party lawsuit resulting from such indemnification increases. If an infringement arises in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or pay significant damages, or we may be sued by the party allegedly infringed upon. Similarly, as we seek to broaden the number of companies licensed under our patent portfolio, some may seek contractual assurances that we will pursue—by litigation if necessary—their competitors who use our patented technology but are not licensed to do so. Compliance with any such contract provisions may require that we pursue litigation where our costs exceed our likely recovery.

        As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly outside the U.S. where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S.

(23) Products that we are developing for new secure identification markets and components and subsystems markets may not be accepted as quickly as we have projected or at all, which may negatively impact our revenues, margins and earnings.

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

(24) We are engaged in several lawsuits alleging violations of securities law and cannot predict the outcome or ultimate cost of these actions with certainty.

        We currently are engaged in litigation relating to the initial public offering of our securities, in addition to the actions filed against us in connection with our previously announced accounting errors. These matters are discussed in greater detail in Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q and in Note 11 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have incurred significant costs relating to these matters. Due to the inherent uncertainties of such litigation, the ultimate cost and outcome cannot be predicted.

(25) There is no assurance that our internal controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

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

(26) Some of our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

        Some of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Through 2001, our revenue stream was based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. Beginning in 2002 and for the foreseeable future, we have seen, and we anticipate, that the majority of our revenue will be from government and private-sector customers for providing security-related applications relating to secure personal identification, copyright protection, and counterfeit deterrence. We have not fully developed revenue models for certain of our future digital watermarking applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some of such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for such products and services will be effective.

(27) If a judgment were to be entered against us and certain of our officers and directors and our director and officer liability insurance is inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table sets forth information regarding purchases of our equity securities during the quarter ended March 31, 2008, all of which were shares subject to restricted stock awards that we purchased to cover applicable tax withholding obligations when these awards vested.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
January 1, 2008 to January 31, 2008	21,688	$8.21	—	—
Month 2
February 1, 2008 to February 29, 2008	12,581	$8.99	—	—
Month 3
March 1, 2008 to March 31, 2008	—	—	—	—

Total.	34,269	$8.49	—	—

Item 6.    Exhibits.

        See attached exhibit index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIMARC CORPORATION
Date: May 2, 2008	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated March 23, 2008, by and among Digimarc Corporation, L-1 Identity Solutions, Inc. and Dolomite Acquisition Co. (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2008)
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
DIGIMARC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data) (UNAUDITED)
PART II. OTHER INFORMATION.
SIGNATURES
EXHIBIT INDEX