Form 10-Q
period 2008-06-30
DIGIMARC CORP
filed 2008-08-01
CIK 1089443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        As of July 29, 2008, there were 24,566,078 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	June 30, 2008	December 31, 2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,492	$19,582
Restricted cash	—	205
Short-term investments	3,849	3,568
Trade accounts receivable, net	17,481	18,498
Inventory, net	5,035	7,316
Other current assets	3,587	2,628

Total current assets	54,444	51,797
Restricted cash	8,573	9,358
Property and equipment, net	68,929	66,277
Intangibles, net	12,578	13,462
Other assets, net	1,240	1,129

Total assets	$145,764	$142,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,471	$6,092
Accrued payroll and related costs	4,140	1,952
Deferred revenue	5,078	6,239
Other current liabilities	2,131	1,955

Total current liabilities	18,820	16,238
Long-term deferred revenue, net of current portion	7,138	7,007
Other long-term liabilities	1,141	1,455

Total liabilities	27,099	24,700
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock (22,508,533 and 21,838,375 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	23	22
Additional paid-in capital	221,998	217,341
Accumulated deficit	(103,356)	(100,040)

Total stockholders' equity	118,665	117,323

Total liabilities and stockholders' equity	$145,764	$142,023

(1)
Derived from the Company's December 31, 2007 audited consolidated financial statements

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Service	$25,920	$22,538	$50,594	$43,837
Product and subscription	4,825	4,826	10,721	10,373

Total revenue	30,745	27,364	61,315	54,210
Cost of revenue:
Service	17,432	15,089	33,635	29,804
Product and subscription	1,907	1,988	4,327	4,088

Total cost of revenue	19,339	17,077	37,962	33,892
Gross profit	11,406	10,287	23,353	20,318
Operating expenses:
Sales and marketing	4,473	4,365	9,096	8,642
Research, development and engineering	2,488	1,883	4,766	3,925
General and administrative	4,136	3,809	8,720	7,907
Amortization of intangibles	463	509	883	1,009
Intellectual property	513	476	1,058	975
Acquisition related costs	1,448	—	2,537	—

Total operating expenses	13,521	11,042	27,060	22,458

Operating income (loss)	(2,115)	(755)	(3,707)	(2,140)
Other income (expense), net	362	402	715	784

Income (loss) before provision for income taxes	(1,753)	(353)	(2,992)	(1,356)
(Provision) benefit for income taxes	(202)	(142)	(324)	(161)

Net income (loss)	$(1,955)	$(495)	$(3,316)	$(1,517)

Net income (loss) per share—basic	$(0.09)	$(0.02)	$(0.15)	$(0.07)
Net income (loss) per share—diluted	$(0.09)	$(0.02)	$(0.15)	$(0.07)
Weighted average shares outstanding—basic	21,502	20,898	21,422	20,847
Weighted average shares outstanding—diluted	21,502	20,898	21,422	20,847

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(UNAUDITED)

	Common stock
			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2006	21,191,918	$22	$211,209	$(99,740)	$111,491
Initial adjustment to adopt FIN 48	—	—	—	145	145
Exercise of stock options	325,709	—	1,624	—	1,624
Issuance of employee stock purchase plan shares	119,143	—	920	—	920
Issuance of restricted common stock	309,490	—	—	—	—
Purchase and retirement of common stock	(107,885)	—	(357)	—	(357)
Stock-based compensation expense	—	—	3,945	—	3,945
Net loss	—	—	—	(445)	(445)

BALANCE AT DECEMBER 31, 2007	21,838,375	22	217,341	(100,040)	117,323
Exercise of stock options	294,426	1	2,121	—	2,122
Issuance of employee stock purchase plan shares	67,558	—	509	—	509
Issuance of restricted common stock	347,280	—	—	—	—
Purchase and retirement of common stock	(39,106)	—	(295)	—	(295)
Stock-based compensation expense	—	—	2,322	—	2,322
Net loss	—	—	—	(3,316)	(3,316)

BALANCE AT JUNE 30, 2008	22,508,533	$23	$221,998	$(103,356)	$118,665

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(3,316)	$(1,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,117	7,801
Stock-based compensation expense	2,322	2,012
Other non-cash charges	—	(49)
Changes in operating assets and liabilities:
Restricted cash	990	378
Trade and unbilled accounts receivable	1,017	(1,996)
Inventory, net	2,281	(430)
Other current assets	(959)	(332)
Other assets, net	(111)	54
Accounts payable	1,379	142
Accrued payroll and related costs	2,188	(1,887)
Deferred revenue	(1,030)	2,651
Other liabilities	102	(116)

Net cash provided by (used in) operating activities	13,980	6,711
Cash flows from investing activities:
Purchase of property and equipment and capitalized labor costs	(10,834)	(11,109)
Sale or maturity of short-term investments	103,395	76,807
Purchase of short-term investments	(103,676)	(78,522)

Net cash provided by (used in) investing activities	(11,115)	(12,824)
Cash flows from financing activities:
Issuance of common stock	2,631	1,011
Purchase of common stock	(295)	(140)
Principal payments under capital lease obligations	(291)	(312)

Net cash provided by (used in) financing activities	2,045	559

Net increase (decrease) in cash and cash equivalents	4,910	(5,554)
Cash and cash equivalents at beginning of period	19,582	23,135

Cash and cash equivalents at end of period	$24,492	$17,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$38
Cash paid for income taxes	$304	$323
Summary of non-cash investing and financing activities:
Equipment acquired or exchanged under capital lease obligations	$51	$244

See Notes to Unaudited Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Digimarc Corporation ("Digimarc" or the "Company") is a supplier of secure identity solutions and advanced technologies for use in media identification and management. The Company's solutions enable governments and businesses around the world to deter counterfeiting and piracy, enhance traffic safety and national security, combat identity theft and fraud, facilitate the effectiveness of voter identification programs, improve the management of media content, and support new digital media distribution models that provide consumers with more choice and access to media content.

Pending Acquisition of Digimarc and Spin-Off of Digital Watermarking Business

        On March 23, 2008, the Company entered into a definitive agreement (the "Original Merger Agreement") with L-1 Identity Solutions, Inc. ("L-1") pursuant to which a subsidiary of L-1 would be merged with and into the Company, with the Company continuing after the merger as a wholly-owned subsidiary of L-1. Immediately prior to the merger, the Company would contribute all of the assets and liabilities related to the Company's digital watermarking business, together with all of the Company's cash, to a wholly-owned subsidiary of the Company, the shares of which will be distributed to the Company's stockholders in a taxable spin-off transaction. The Original Merger Agreement provided for a combination of cash and L-1 common stock to be paid to the Company's stockholders upon effectiveness of the merger, with an aggregate transaction value of approximately $250 million based on the market value of L-1 common stock on the date of the Original Merger Agreement.

        On June 29, 2008, the Company and L-1 entered into an Amended and Restated Agreement and Plan of Merger, which provides for cash consideration to the Company's stockholders in an aggregate amount of $310 million following the spin-off of the Company's digital watermarking business and cash on hand. The proposed transaction will be effected through a tender offer by L-1 for the Company's common stock, followed by a second-step merger of a wholly-owned subsidiary of L-1 with and into the Company, with the Company continuing after the merger. In addition, all outstanding options to purchase shares of the Company's common stock will vest and become fully exercisable prior to the record date for the spin-off (the "spin-off record date"). Holders of Digimarc stock options will be given the opportunity to exercise their stock options on or prior to the spin-off record date and, to the extent the stock options are exercised, the holders of shares of the Company's common stock issued upon exercise can participate in the tender offer or receive cash consideration for their shares in the merger. All outstanding shares of Digimarc restricted stock will become fully vested on or prior to the spin-off record date, and holders of shares of Digimarc restricted stock will be stockholders for purposes of the spin-off and can participate in the tender offer or receive cash consideration for their shares in the merger.

        L-1 commenced a tender offer for the Company's common stock on July 3, 2008 pursuant to an Offer to Purchase, which was filed as an exhibit to L-1's Schedule TO ("tender offer") filed with the SEC on July 3, 2008 (as amended, the "Offer to Purchase"). The amended offer price is $12.25 per share of the Company's common stock (including associated preferred stock purchase rights). Completion of the tender offer is subject to a minimum number of shares of the Company's common stock being tendered, completion of the spin-off and certain other customary conditions, as described in

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the Offer to Purchase. If the Registration Statement on Form 10 filed by DMRC Corporation, an indirect wholly owned subsidiary of the Company that will be the surviving entity of the spin-off, has not been declared effective by the SEC prior to the spin-off, the equity interests of the spin-off entity will be transferred to a newly-created trust for the benefit of the Company's stockholders as of the spin-off record date, and the trust will distribute the equity interests to Company's stockholders as of the spin-off record date upon effectiveness of the Registration Statement on Form 10.

        The completion of the merger is subject to payment by L-1 for the shares of the Company's common stock tendered in the tender offer, approval of the merger agreement by the Company's stockholders, if required by law, and completion of the spin-off prior to the expiration of the tender offer and other customary closing conditions. On June 12, 2008 the Federal Trade Commission granted early termination of the antitrust review process under the Hart-Scott-Rodino Act. The transaction is not subject to any financing condition. There is no assurance that the tender offer, the merger and spin-off will be consummated in a timely manner, if at all.

        The tender offer statement (including the offer to purchase, letter of transmittal and related tender offer documents) filed by L-1 with the SEC and the solicitation/recommendation statement filed by Digimarc with the SEC contain important information which we encourage investors and securityholders to read.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

at fair value. SFAS No. 159 is effective the first fiscal year beginning after November 15, 2007. The Company has elected not to measure certain financial assets and liabilities at fair value as permitted by SFAS No. 159.

        In April 2008, FASB issued Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS NO. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on the Company's financial statements.

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

        Revenue by geographic areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$25,388	$21,219	$49,810	$41,739
International	5,357	6,145	11,505	12,471

Total	$30,745	$27,364	$61,315	$54,210

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

4. Segment Information (Continued)

  Major Customers

        No single customer accounted for more than 10% of the Company's revenues for the three- and six-month periods ended June 30, 2008 and June 30, 2007, respectively.

5. Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan.

        Stock-based compensation recognized in the Company's consolidated financial statements in the three-and six-month periods ended June 30, 2008 and 2007 is based on the value of the portion of the stock-based award that vested during the period, adjusted for expected forfeitures for stock-based awards granted prior to, but not fully vested as of, December 31, 2005 and stock-based awards granted subsequent to December 31, 2005. The compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, while awards granted on or after January 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

         Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the three- and six-month periods ended June 30, 2008 and 2007 generally vest over four years and have contractual terms of ten years.

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

        A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	5.7	5.8	5.7	5.8
Expected volatility	44%	44%	44%	44%
Risk-free interest rate	2.5%	4.7%	2.5%	4.7%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	15%	16%	15%	16%
Fair value	$4.97	$4.76	$3.88	$4.36

  Employee Stock Purchase Plans

        The Company also recognizes stock-based compensation in connection with its 1999 Employee Stock Purchase Plan. The plan, as amended on November 2, 2006, allows employees to purchase shares of Digimarc common stock through payroll deductions of up to 15% of their base compensation during each three-month plan period, up to a maximum deduction of $5.3 for each plan period, not to exceed $21 per year. The three-month plan periods begin December 1, March 1, June 1 and September 1. The price an employee pays for the shares is 85% of the lower of (i) the fair market value of Digimarc common stock at the beginning of the plan period or (ii) the fair market value at the end of the plan period. There were 33,644 and 67,558 shares purchased under the Company's stock purchase plan during the three- and six-month periods ended June 30, 2008, respectively. There were 28,742 and 54,119 shares purchased under the Company's stock purchase plan during the three- and six-month periods ended June 30, 2007, respectively.

        The current offer period under the plan was terminated as of July 25, 2008 in connection with the anticipated close of the tender offer from L-1 and all payroll deductions have been refunded.

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

  Stock-based Compensation Under FAS 123(R)

        The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three- and six-month periods ended June 30, 2008 and 2007, which was incurred as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation:
Cost of revenue	$121	$109	$235	$215
Sales and marketing	191	185	359	392
Research, development and engineering	119	101	232	173
General and administrative	760	599	1,462	1,207
Intellectual property	17	13	34	25

Total stock-based compensation	$1,208	$1,007	$2,322	$2,012

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        At June 30, 2008, the Company had 1.3 million non-vested stock options that had a weighted average grant date price of $7.83. As of June 30, 2008, the Company had $9,530 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options, restricted stock, and employee stock purchase plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.34 years.

  Stock Option Activity

        As of June 30, 2008, under all of the Company's stock-based compensation plans, options to purchase an aggregate of 6.7 million shares were outstanding, and options to purchase an additional 6.9 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

        Options granted, exercised, canceled and expired under the Company's stock option plans are summarized as follows:

Three-months ended June 30, 2008:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2008	6,932,342	$13,40
Options granted	74,350	$11.20
Options exercised	(273,257)	$7.27
Options canceled	(32,753)	$10.72
Options expired	—	—

Outstanding at June 30, 2008	6,700,682	$13.64	5.40 years

Exercisable at June 30, 2008	5,402,548	$15.04	4.65 years

Six-months ended June 30, 2008:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	6,691,725	$13.61
Options granted	420,100	$8.75
Options exercised	(294,426)	$7.21
Options canceled	(116,717)	$10.80
Options expired	—	—

Outstanding at June 30, 2008	6,700,682	$13.64	5.40 years

Exercisable at June 30, 2008	5,402,548	$15.04	4.65 years

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$ 1.50 - $ 5.96	641,595	7.13	$5.59	455,067	$5.47
$ 6.00 - $ 6.46	507,990	7.19	$6.09	307,759	$6.06
$ 6.52 - $ 8.29	636,553	8.60	$7.61	197,593	$7.20
$ 8.46 - $ 9.49	726,608	7.67	$8.83	367,862	$8.79
$ 9.50 - $11.98	779,424	6.31	$11.15	674,255	$11.23
$12.07 - $12.55	221,550	3.40	$12.54	221,550	$12.54
$13.00 - $13.87	363,900	5.31	$13.17	355,400	$13.17
$14.02 - $14.11	124,300	2.86	$14.02	124,300	$14.02
$14.13	521,500	2.48	$14.13	521,500	$14.13
$14.40 - $14.95	105,400	4.54	$14.52	105,400	$14.52
$15.06 - $15.25	429,000	4.42	$15.24	429,000	$15.24
$15.34 - $15.71	311,228	5.03	$15.69	311,228	$15.69
$16.00 - $16.91	83,784	4.85	$16.56	83,784	$16.56
$17.00 - $17.88	222,500	3.49	$17.03	222,500	$17.03
$18.13 - $18.61	291,100	3.45	$18.18	291,100	$18.18
$19.35 - $19.93	130,500	3.52	$19.86	130,500	$19.86
$20.00 - $53.94	603,750	1.81	$36.57	603,750	$36.57

$0.50 - $53.94	6,700,682	5.40	$13.64	5,402,548	$15.04

        At December 31, 2007, 5,454,008 options were exercisable at a weighted average price of $15.04.

        At June 30, 2008, the aggregate intrinsic value of outstanding and exercisable stock options was $20,739 and $12,525, respectively. The aggregate intrinsic value is based on our closing price of $14.16 per share on June 30, 2008, which would have been received by the optionees had all of the options with exercise prices less than $14.16 per share been exercised on that date.

  Restricted Stock and Market or Performance Based Vesting Shares Activity

        The following table reconciles the unvested balance of restricted and performance shares:

Three-months ended June 30, 2008:	Number of Shares
Unvested balance, March 31, 2008	788,659
Granted	24,000
Vested	(27,555)
Canceled	(3,010)

Unvested balance, June 30, 2008	782,094

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

Six-months ended June 30, 2008:	Number of Shares
Unvested balance, December 31, 2007	554,953
Granted	347,280
Vested	(115,424)
Canceled	(4,715)

Unvested balance, June 30, 2008	782,094

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

        The following table shows the reconciliation of weighted average basic shares to weighted average diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Shares (in 000's)
Basic EPS
Weighted average shares outstanding	21,502	20,898	21,422	20,847
Effect of Dilutive Securities
Options	—	—	—	—
Restricted stock and performance vesting shares	—	—	—	—

Diluted EPS
Weighted average shares outstanding	21,502	20,898	21,422	20,847

        Common stock equivalents related to stock options of 3,948 and 4,077 were excluded from diluted net loss per share calculations for the three- and six-month periods ended June 30, 2008, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents related to stock options and restricted stock of 759 and 467 for the three-and six-month periods ended June 30, 2008, respectively, were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

        Common stock equivalents related to stock options of 4,429 and 4,366 were excluded from diluted net loss per share calculations for the three- and six-month periods ended June 30, 2007, respectively, as their exercise price was higher than the average market price of the underlying common stock for the period and therefore their impact would be anti-dilutive. In addition, common stock equivalents

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

6. Net Income (Loss) Per Share Computation (Continued)

related to stock options and restricted stock of 729 and 891 for the three- and six-month periods ended June 30, 2007, respectively, were excluded from diluted net loss per share as the Company was in a loss position and the inclusion would be anti-dilutive.

7. Trade Accounts Receivable

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned which has not been invoiced as of the balance sheet date, and generally billed the following month, is classified as unbilled trade receivables in the consolidated balance sheets.

	June 30, 2008	December 31, 2007
Billed trade receivables, net	$10,184	$12,396
Unbilled trade receivables	7,297	6,102

Trade accounts receivable, net	$17,481	$18,498

        Trade accounts receivable, net includes $2,035 and $3,060 at June 30, 2008 and at December 31, 2007, respectively, of deferred revenue, billed in accordance with the provisions of the contracts with the Company's customers.

  Allowance for doubtful accounts

        The allowance for doubtful accounts was $95 and $187 at June 30, 2008 and at December 31, 2007, respectively, and is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  Major Customers

        There was one customer that accounted for more than 10% of the Company's trade and unbilled accounts receivable, net at June 30, 2008. No single customer accounted for more than 10% of the Company's trade and unbilled accounts receivable, net at December 31, 2007.

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

	June 30, 2008	December 31, 2007
Equipment and deferred contract costs	$502	$1,213
Consumable materials, net	4,533	6,103

Inventory, net	$5,035	$7,316

  Reserve for slow moving and obsolete inventory

        The Company records a provision for excess and obsolete inventory based on changes in market conditions, sales orders, expected sales volumes, and technology advances. The provision was recorded in the period the circumstances occurred or were identified.

        The reserve for slow moving and obsolete consumable materials was $94 and $138 at June 30, 2008 and at December 31, 2007, respectively. While the Company does not currently expect to be able to sell or otherwise use the reserved inventory it has on hand based upon its forecast and backlog, it is possible that one or more customers will decide in the future to purchase a portion of the reserved inventory.

9. Other Income (Expense), Net

        Other income (expense), net consists primarily of interest received and paid and foreign currency translation gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other income (expense):
Interest income	$235	$362	$553	$774
Interest expense	(44)	4	(92)	(15)
Foreign currency and other	171	36	254	25

Total other income (expense), net	$362	$402	$715	$784

10. Income Taxes

         Provision for Income Taxes.    The provision for income taxes reflects expected tax expense in certain foreign jurisdictions. The Company has recorded a full valuation allowance against the Company's net deferred tax assets at June 30, 2008 due to the uncertainty of realization of the Company's net operating losses. The Company will continue to evaluate the realizability of the Company's domestic and other foreign net deferred tax assets and may record additional benefits in future earnings if the Company determines the realization of these assets is more likely than not.

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

District of New York naming approximately 300 companies, including the Company, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The plaintiffs allege that the defendants fraudulently inflated the share prices of these companies during and after their initial public offerings through an elaborate scheme characterized by tie-in agreements, undisclosed compensation and analyst conflicts. The plaintiffs also allege that the underwriter defendants required some substantial investors who requested allocations in the initial public offerings to participate in the scheme. Some of the Company's officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 309 cases that have now been consolidated. The Company's case is not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision for these six focus cases. In response to that ruling, the plaintiffs amended their master allegations and the focus case complaints, and the defendants moved to dismiss those amended complaints. The court issued an opinion and order on March 26, 2008, essentially denying the motion to dismiss and allowing the case to continue. The cases are currently in settlement discussions. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2008, the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Commitments and Contingencies (Continued)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

12. Quarterly Financial Information

Quarter ended:	March 31	June 30	September 30	December 31
2008
Total revenue	$30,570	$30,745
Total cost of revenue	18,623	19,339
Gross profit	11,947	11,406
Gross profit percent	39%	37%
Sales and marketing	4,623	4,473
Research, development and engineering	2,278	2,488
General and administrative	4,584	4,136
Amortization of intangibles	420	463
Intellectual property	545	513
Acquisition related costs	1,089	1,448
Operating income (loss)	(1,592)	(2,115)
Net income (loss)	(1,361)	(1,955)
Net income (loss) per share—basic	(0.06)	(0.09)
Net income (loss) per share—diluted	(0.06)	(0.09)
2007
Total revenue	$26,846	$27,364	$27,132	$28,422
Total cost of revenue	16,815	17,077	16,367	17,769
Gross profit	10,031	10,287	10,765	10,653
Gross profit percent	37%	38%	40%	37%
Sales and marketing	4,277	4,365	4,103	3,870
Research, development and engineering	2,042	1,883	1,691	1,707
General and administrative	4,098	3,809	3,724	3,978
Amortization of intangibles	500	509	451	532
Intellectual property	499	476	429	432
Operating income (loss)	(1,385)	(755)	367	134
Net income (loss)	(1,022)	(495)	772	300
Net income (loss) per share—basic	(0.05)	(0.02)	0.04	0.01
Net income (loss) per share—diluted	(0.05)	(0.02)	0.04	0.01

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

Pending Acquisition of Digimarc and Spin-Off of Digital Watermarking Business

        On March 23, 2008, we entered into the Original Merger Agreement with L-1 pursuant to which a subsidiary of L-1 will be merged with and into Digimarc, with Digimarc continuing after the merger as a wholly-owned subsidiary of L-1. Immediately prior to the merger, we would contribute all of the assets and liabilities related to our digital watermarking business, together with all of our cash, to our wholly-owned subsidiary, the shares of which will be distributed to our stockholders in a taxable spin-off transaction. The Original Merger Agreement provided for a combination of cash and L-1 common stock to be paid to the Company's stockholders upon effectiveness of the Merger, with an aggregate transaction value of approximately $250 million based on the market value of L-1 common stock on the date of the Original Merger Agreement.

        On June 29, 2008, the Company and L-1 entered into an Amended and Restated Agreement and Plan of Merger, which provides for cash consideration to the Company's stockholders in an aggregate amount of $310 million following the spin-off of the Company's digital watermarking business and cash on hand. The proposed transaction will be effected through a tender offer by L-1 for the Company's common stock, followed by a second-step merger of a wholly-owned subsidiary of L-1 with and into the Company, with the Company continuing after the merger. In addition, all outstanding options to purchase shares of the Company's common stock will vest and become fully exercisable prior to the Spin-Off Record Date. Holders of Digimarc stock options will be given the opportunity to exercise their stock options on or prior to the Spin-Off Record Date and, to the extent the stock options are exercised, the holders of shares of the Company's common stock issued upon exercise can participate in the tender offer or receive cash consideration for their shares in the merger. All outstanding shares of Digimarc restricted stock will become fully vested on or prior to the spin-off record date, and holders of shares of Digimarc restricted stock will be stockholders for purposes of the spin-off and can participate in the tender offer or receive cash consideration for their shares in the merger.

        L-1 commenced a tender offer for the Company's common stock on July 3, 2008 pursuant to the Offer to Purchase. The amended offer price is $12.25 per share of the Company's common stock (including associate preferred stock purchase rights). Completion of the tender offer is subject to a minimum number of shares of the Company's common stock being tendered, completion of the spin-off and certain other customary conditions, as described in the Offer to Purchase. If the Registration Statement on Form 10 filed by DMRC Corporation, an indirect wholly owned subsidiary of the Company that will be the surviving entity of the spin-off, has not been declared effective by the SEC prior to the spin-off, the equity interests of the spin-off entity will be transferred to a newly-created trust for the benefit of the Company's stockholders as of the Spin-Off Record Date, and the trust will distribute the equity interests to Company's stockholders as of the Spin-Off Record Date upon effectiveness of the Registration Statement on Form 10.

        The completion of the merger is subject to payment by L-1 for the shares of the Company's common stock tendered in the tender offer, approval of the merger agreement by our stockholders, if required by law, and completion of the Spin-Off prior to the expiration of the ender offer and other customary closing conditions. On June 12, 2008 the Federal Trade Commission granted early termination of the antitrust review process under the Hart-Scott-Rodino Act. The transaction is not subject to any financing condition. There is no assurance that the tender offer, the merger and the spin-off will be consummated in a timely manner, if at all.

        The tender offer statement (including the offer to purchase, letter of transmittal and related tender offer documents) filed by L-1 with the SEC and the solicitation/recommendation statement filed by Digimarc with the SEC contain important information which we encourage investors and securityholders to read.

        All forward-looking statements in this Quarterly Report on Form 10-Q, including those in the Management's Discussion and Analysis of Financial Condition, Results of Operations and Risk Factors, are based on management's plans for future operations without consideration given to the pending transaction.

Overview

        Digimarc Corporation ("Digimarc," "our" or "we") is a leading supplier of secure identity solutions, and a leading innovator of technology used to enrich everyday living by giving persistent digital identities to media objects that computers can see, hear, understand and react to. Our solutions and technologies enable governments and businesses around the world to identify and manage all forms of media, enhance traffic safety and national security, combat identity theft and fraud, deter counterfeiting and piracy, extend the value and communication ability of media content, and support new digital media distribution models that provide consumers with more choice and access to media content. Our mission is two-fold:

  •
  Foster large-scale adoption of media identification and management solutions licensed under Digimarc's intellectual property; and

  •
  Be the most desired profitable supplier of driver license issuance systems.

        We issue more than 60 million identification documents ("IDs") annually and are the leading supplier of government-issued citizen IDs in North America, including supplying systems that produce more than two-thirds of all driver licenses issued in the U.S. We are also a leading technology innovator and owner of intellectual property in a signal processing technology innovation known as "digital watermarking" which allows imperceptible digital information to be embedded in all forms of produced or distributed media content and certain objects, including personal identification documents, financial instruments, photographs, movies, music, television, and product packages. The embedded data gives media and objects a digital identity that can be detected and read by software or hardware detectors in personal computers and other digital devices—making intuitive computing possible as these computing devices can then become aware of and respond to their surroundings.

        Digital watermarking is a strategic component of nearly all of our product offerings. We provide media identification and management solutions based on this and related technologies directly and through our licensees. Digital watermarking has already proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of Central Banks and many leading companies in the information technology industry. We are working to achieve a similar success in secure identity management systems. We anticipate that by the middle of 2008 more than one out of two driver licenses being produced in the U.S. will carry digital watermarks as a means to provide cross-jurisdictional machine authentication. In addition, Digimarc and its licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to provide improved media rights and asset management, reduce piracy and counterfeiting losses, enhance marketing programs, enable more efficient and effective distribution of valuable media content, and open up new consumer experiences.

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

        Our media identification and management revenue is generated through commercial and government applications of our digital watermarking and related technologies, primarily from patent and technology license fees paid by business partners and our contracts with a consortium of Central Banks and with The Nielsen Company. Our licensing program, which is a core part of our business, is built upon our extensive patent portfolio, which contains over 370 issued U.S. patents, and numerous foreign patents, as of June 30, 2008. Private sector media and entertainment industry customers use secure solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to improve access to networks and information from personal computers and mobile devices. We expect that patent and technology licensing will continue to contribute most of our revenues from non-government customers for the foreseeable future.

Secure ID Systems

        We issue more than 60 million IDs annually and are the leading supplier of driver licenses and citizen IDs in North America. We also provide secure ID solutions to approximately 25 foreign governments.

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

        Our strategy regarding the REAL ID Act, a federal legislation passed in May 2005, is to provide complete solutions that address the requirements of the REAL ID Act: identity verification; document scanning and archiving; individual background checking; data and image sharing; and migration to and production of REAL ID Act compliant driver license documents. These solutions are available to customers as upgrades or complete issuance systems. Digimarc is currently offering the States program management assistance to develop transition plans and safely migrate to current systems to those that are REAL ID Act compliant.

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

Media Identification and Management

        We license our technology and patents and otherwise foster development of the market for solutions enabled by our technologies, including digital watermarking, through our participation in industry activities and events for commercial as well as governmental uses. Our licenses primarily involve use of our technology and patents in the media and entertainment area, but also support industrial and commercial enterprise applications as well as applications in Federal programs. We also have a multi-year contract with an international consortium of Central Banks pursuant to which we have been, since 1997, developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics.

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

        Our business partners and customers include AquaMobile, Cinea, Inc., a subsidiary of Dolby Laboratories, Inc., GCS Research LLC, MarkAny, MediaGrid, Microsoft Corporation, Media Science International, Mobile Data Systems, Inc., The Nielsen Company, Overdrive, Royal Philips, Signum Technologies Limited, Thomson Multimedia, S.A., USA Video, Verance Corporation, Verimatrix, Inc. and VCP (an affiliate of VEIL Interactive Technologies). Although each partner or customer addresses particular needs, as a whole these partners and customers are propagating digital watermarking in music, movies, images and television as a means to improve media rights and asset management, reduce piracy losses, improve marketing programs, and provide more efficient and effective distribution of valuable media content.

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

  Backlog.

	Total	Revenue to be Recognized for the Remainder of 2008
	(in millions)
Backlog by source:
Media identification and management	$60	$9
Identification	210	35

Total	$270	$44

        Based on projected government-issued credential production volumes and other commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of June 30, 2008 will generate approximately $270 million in revenue during the contractual terms of such contracts, currently up to seven years. This amount includes production volumes reasonably expected to be achieved under currently effective contracts and government orders that are firm but not yet funded, and government contracts awarded but not yet signed. Backlog as of December 31, 2007 was approximately $225 million. The increase in backlog reflects factors noted below.

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

Results of Operations

        The following table presents our consolidated statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2008 and all changes discussed with respect to such period reflect changes as compared to the three- and six-month periods ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Service	84%	82%	83%	81%
Product and subscription	16	18	17	19

Total revenue	100	100	100	100
Cost of revenue:
Service	57	55	55	55
Product and subscription	6	7	7	8

Total cost of revenue	63	62	62	63
Gross profit	37	38	38	37
Operating expenses:
Sales and marketing	15	16	15	15
Research, development and engineering	8	7	8	7
General and administrative	13	14	14	15
Amortization of intangibles	1	2	1	2
Intellectual property	2	2	2	2
Acquisition related costs	5	—	4	—

Total operating expenses	44	41	44	41

Operating income (loss)	(7)	(3)	(6)	(4)

Other income (expense), net	1	1	1	1

Income (loss) before provision for income taxes	(6)	(2)	(5)	(3)
Provision for income taxes	0	0	0	0

Net income (loss)	(6)%	(2)%	(5)%	(3)%

        Our total revenue for the three- and six-months ended June 30, 2008 was $30.7 million and $61.3 million, or 12% and 13% higher as compared to $27.4 million and $54.2 million for the prior year periods, respectively.

        We reported a net loss for the three- and six-month periods ended June 30, 2008 of $2.0 million and $3.3 million, respectively, or $0.09 and $0.15 per share, respectively, compared to a net loss of $0.5 million and $1.5 million for the corresponding three- and six-month periods ended June 30, 2007, respectively, or $0.02 and $0.07 per share, respectively. Our results reflect increases in primarily two areas of cost. For the three- and six-month periods ended June 30, 2008 we incurred $1.4 million and $2.5 million, respectively, or $0.07 and $0.12 per share, respectively, of non-recurring costs in connection with the pending acquisition of our ID Systems business by L-1. We also accrued $1.1 million and $1.9 million for the three- and six-month periods ended June 30, 2008, respectively, or $0.05 and $0.09 per share, respectively, of costs associated with the corporate incentive bonus program. In 2007, there were no accrued amounts for the corporate incentive bonus program.

  Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Revenue:
Service	$25,920	$22,538	$3,382	15%	$50,594	$43,837	$6,757	15%
Product and subscription	4,825	4,826	(1)	0%	10,721	10,373	348	3%

Total	$30,745	$27,364	$3,381	12%	$61,315	$54,210	$7,105	13%

Revenue (as % of total revenue):
Service	84%	82%			83%	81%
Product and subscription	16%	18%			17%	19%

Total	100%	100%			100%	100%

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

        The increase in service revenue for the three-month period ended June 30, 2008 compared to the corresponding three-month period ended June 30, 2007 was due primarily to:

  •
  higher production volumes under our Mexico contract relating to governmental initiatives to increase voter registration,

  •
  additional service revenue related to the roll out of the central issue card production facility in New Mexico, and

  •
  consulting revenues generated from our new contract with The Nielsen Company that was signed in late 2007.

        The increase in service revenue for the six-month period ended June 30, 2008 compared to the corresponding six-month period ended June 30, 2007 was due primarily to:

  •
  higher production volumes under our Mexico contract relating to governmental initiatives to increase voter registration,

  •
  higher issuance revenues, primarily attributable to price and volume mix changes,

  •
  additional service revenue related to the roll out of the central issue card production facility in New Mexico, and

  •
  consulting revenues generated from our new contract with The Nielsen Company that was signed in late 2007.

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

        The product and subscription revenue for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 reflect mix changes in both periods and an overall increase for the six-month period primarily due to:

  •
  increased license revenues from the Nielsen contract, and

  •
  reduction of consumables revenues associated with the elimination of our United Kingdom contract that ended production in the second quarter of 2007.

  Revenue by Geography

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Revenue by geography:
Domestic	$25,388	$21,219	$4,169	20%	$49,810	$41,739	$8,071	19%
International	5,357	6,145	(788)	(13)%	11,505	12,471	(966)	(8)%

Total	$30,745	$27,364	$3,381	12%	$61,315	$54,210	$7,105	13%

Revenue (as % of total revenue):
Domestic	83%	78%			81%	77%
International	17%	22%			19%	23%

Total	100%	100%			100%	100%

        Domestic revenue increased for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 due primarily to:

  •
  service and license revenues associated with the Nielsen contract,

  •
  service revenue related to the roll out of the central issue card production facility in New Mexico, and

  •
  higher driver license production revenues from various states.

        International revenue decreased for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 due primarily to:

  •
  the expiration of the United Kingdom contract, offset by

  •
  higher production volumes from our Mexico, and to a lesser extent, Atlantic Canada operations.

  Revenue by Source

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Revenue by source:
Media identification and management	$5,118	$3,025	$2,093	69%	$10,206	$6,510	$3,696	57%
Identification	25,627	24,339	1,288	5%	51,109	47,700	3,409	7%

Total	$30,745	$27,364	$3,381	12%	$61,315	$54,210	$7,105	13%

Revenue (as % of total revenue):
Media identification and management	17%	11%			17%	12%
Identification	83%	89%			83%	88%

Total	100%	100%			100%	100%

        The increase in media identification and management revenue for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 was due primarily to higher service and licensing revenue from the Nielsen contract.

        The increase in identification revenue for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 was due primarily to higher production volumes from our Mexico and Atlantic Canada operations, and higher revenues from various states primarily from a volume mix, including California and Iowa, offset by the expiration of the United Kingdom contract.

  Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Cost of Revenue:
Service	$17,432	$15,089	$2,343	16%	$33,635	$29,804	$3,831	13%
Product and subscription	1,907	1,988	(81)	(4)%	4,327	4,088	239	6%

Total	$19,339	$17,077	$2,262	13%	$37,962	$33,892	$4,070	12%

Cost of Revenue (as % of related revenue components):
Service	67%	67%			66%	68%
Product and subscription	40%	41%			40%	39%

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

        Cost of service revenue increased for the three-month period ended June 30, 2008 compared to the corresponding three-month period ended June 30, 2007 primarily due to:

  •
  increased depreciation expense of $1.1 million related primarily to programs completed in the later half of 2007 or implemented during the first half of 2008 and, to a lesser extent, acceleration of depreciation on programs the systems of which will be replaced under upgrade contracts,

  •
  increased direct material and service costs of $0.9 million related to increased revenue,

  •
  increased compensation related costs and accrued benefits of $0.3 million related to increased resources to address new or enhanced revenue programs with existing customers, offset by

  •
  decreased costs of approximately $0.3 million related to higher resource allocations to capital and deferred cost projects.

        Cost of service revenue increased for the six-month period ended June 30, 2008 compared to the corresponding six-month period ended June 30, 2007 primarily due to:

  •
  increased direct material, hardware and software costs of $2.0 million related to increased revenue,

  •
  increased depreciation expense of $1.5 million related to programs completed in the later half of 2007 or implemented during the first half of 2008, and to a lesser extent to acceleration of depreciation on programs whose systems will be replaced under upgrade contracts,

  •
  increased compensation related costs and accrued benefits of $0.6 million related to increased resources to address new or enhanced revenue programs with existing customers, offset by

  •
  decreased costs of approximately $0.5 million related to higher resource allocations to capital and deferred costs projects.

         Product and subscription.    Cost of product and subscription revenue primarily includes costs of equipment and consumables related to our ID production systems, as well as Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

        Cost of product and subscription revenue decreased for the three-month period ended June 30, 2008 compared to the corresponding three-month period ended June 30, 2007 primarily due to lower consumables sales related to the expiration of the United Kingdom contract, offset by increased consumables sales to other international customers.

        Cost of product and subscription revenue increased for the six-month period ended June 30, 2008 compared to the corresponding six-month period ended June 30, 2007 primarily due to corresponding increases in revenues, including issuance production revenues, higher add-ons and upgrade revenues, and a large consumable film sale to an international customer, offset by lower consumables sales related to the expiration of the United Kingdom contract.

        The costs included in our cost of revenue fall under three categories as described below:

  Cost of Revenue Components

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Cost of revenue:
Variable	$8,799	$7,771	$1,028	13%	$17,839	$15,382	$2,457	19%
Fixed field support and manufacturing	6,730	6,586	144	2%	13,107	13,025	82	1%
Program depreciation	3,810	2,720	1,090	40%	7,016	5,485	1,531	28%

Total	$19,339	$17,077	$2,262	13%	$37,962	$33,892	$4,070	12%

Cost of revenue (as % of total revenue):
Variable	29%	28%			29%	29%
Fixed field support and manufacturing	22%	24%			22%	24%
Program depreciation	12%	10%			11%	10%

Total	63%	62%			62%	63%

         Variable.    Variable costs include:

  •
  price of materials to produce an identification card,

  •
  direct costs of hardware and software, and related labor, delivered to customers, and

  •
  other costs that are variable in nature.

        The increase in variable costs for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 was primarily due to increased sales from a combination of issuances and various products to domestic and international customers, offset by lower sales of consumables related to the end of the United Kingdom contract.

         Fixed field support and manufacturing.    Fixed field support and manufacturing costs include:

  •
  field operations and support costs,

  •
  manufacturing costs,

  •
  supply chain costs, and

  •
  charges for infrastructure and centralized costs.

        Fixed costs remained relatively consistent for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007.

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

        The increase in program depreciation was primarily due to delivery of new programs in the later half of 2007 or implemented during the first half of 2008, and to a lesser extent to acceleration of depreciation on programs whose systems will be replaced under upgrade contracts.

  Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Gross Profit:
Service	$8,488	$7,449	$1,039	14%	$16,959	$14,033	$2,926	21%
Product and subscription	2,918	2,838	80	3%	6,394	6,285	109	2%

Total	$11,406	$10,287	$1,119	11%	$23,353	$20,318	$3,035	15%

Gross Profit (as % of related revenue components):
Service	33%	33%			34%	32%
Product and subscription	60%	59%			60%	61%
Total	37%	38%			38%	37%

        The changes in gross profit as a percentage of revenue, for both the revenue components and overall gross profit, for the three- and six-month periods ended June 30, 2008 compared to the three- and six-month periods ended June 30, 2007 were primarily due to commensurate changes in revenues and costs of revenues, as described above. In particular, the increase in gross profit for services for the six-month period reflects significant operating leverage improvement in the field support and manufacturing areas from significant cost reductions and improved operating efficiencies.

Operating Expenses

  Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Sales and marketing	$4,473	$4,365	$108	2%	$9,096	$8,642	$454	5%
Sales and marketing (as % of total revenue)	15%	16%			15%	15%

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

        The increase in sales and marketing expense for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 resulted primarily due to:

  •
  increased accrued benefits of $0.2 million and $0.4 million, respectively, for corporate incentive bonus program.

        We anticipate that we will continue to invest in sales and marketing at current or higher levels.

  Research, development and engineering

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Research, development and engineering	$2,488	$1,883	$605	32%	$4,766	$3,925	$841	21%
Research, development and engineering (as % of total revenue)	8%	7%			8%	7%

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

        The increase in research, development and engineering expense for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 resulted primarily from increased employee compensation-related expenses of $0.5 million and $1.0 million, respectively resulting from additional headcount and corporate incentive bonus program.

        We anticipate that we will continue to invest in research, development and engineering expenses at current or above levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

  General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
General and administrative	$4,136	$3,809	$327	9%	$8,720	$7,907	$813	10%
General and administrative (as % of total revenue)	13%	14%			14%	15%

        General and administrative expenses consist primarily of:

  •
  compensation, benefits and related costs of executive, finance and administrative personnel,

  •
  legal, human resources and other professional fees,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2008 compared to the corresponding three-and six-month periods ended June 30, 2007 resulted primarily due to increased accrued benefits of $0.3 million and $0.6 million, respectively, for the corporate incentive bonus program.

        We anticipate that we will continue to incur general and administrative expenses at or above current levels in the near term, while continuing to examine means to gain efficiencies to reduce general and administrative spending as a percentage of revenue in the longer term.

  Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Amortization of intangibles	$463	$509	$(46)	(9)%	$883	$1,009	$(126)	(12)%
Amortization of intangibles (as % of total revenue)	1%	2%			1%	2%

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

        The decrease in amortization of intangible assets for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 resulted primarily from extended amortization periods from contract extensions with several domestic customers and the impact of certain international programs being fully amortized.

  Intellectual property

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar Increase (Decrease)	Percent Increase (Decrease)			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007			2008	2007
	(in 000's)
Intellectual property	$513	$476	$37	8%	$1,058	$975	$83	9%
Intellectual property (as % of total revenue)	2%	2%			2%	2%

        Intellectual property costs primarily consist of:

  •
  compensation, benefits and related costs of attorneys and legal assistants,

  •
  costs associated with documenting, applying for, and maintaining patents and trademarks,

  •
  stock-based compensation expense, and

  •
  charges for infrastructure and centralized costs.

        Intellectual property expense remained relatively consistent for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 with the slight increase for both periods attributable to the corporate incentive bonus program as explained in other areas of our operating expenses. We anticipate that we will continue to invest in intellectual property expenses at current levels or slightly higher.

         Acquisition related costs.    During the quarter, we entered into the Amended and Restated Agreement and Plan of Merger to sell our ID Systems business in an all cash transaction effected through a tender offer by L-1 for our common stock following the spin-off of our digital watermarking business and cash on hand. In connection with the sale we have incurred professional fees for legal, accounting and investment banking costs of $1.4 million and $2.5 million for the three-and six-month periods ended June 30, 2008, respectively.

        We anticipate that we will continue to incur acquisition related costs at or above current levels in the near term until the proposed transactions are completed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in 000's)
Cost of revenue	$121	$109	$235	$215
Sales and marketing	191	185	359	392
Research, development and engineering	119	101	232	173
General and administrative	760	599	1,462	1,207
Intellectual property	17	13	34	25

Total	$1,208	$1,007	$2,322	$2,012

        The increase in stock-based compensation expense for the three- and six-month periods ended June 30, 2008 compared to the corresponding three- and six-month periods ended June 30, 2007 was primarily due to an additional layer of stock-based awards being expensed pursuant to SFAS 123(R). We anticipate incurring an additional $9.5 million in stock-based compensation expense through fiscal 2012 for awards outstanding as of June 30, 2008. The future effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise.

  Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in 000's)
Interest income	$235	$362	$553	$774
Interest expense	(44)	4	(92)	(15)
Foreign currency and other	171	36	254	25

	$362	$402	$715	$784

        The slight decrease in other income (expense) was due primarily to lower interest earned on cash and investment balances and, increased interest expense related to additional capitalized leases, offset by the increases in both the realized and unrealized gain on foreign currency translation.

         Provision for Income Taxes.    The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. We have recorded a full valuation allowance against net deferred tax assets at June 30, 2008 due to the uncertainty of realization of the Company's net operating losses. We will continue to evaluate the realizability of our domestic and foreign net deferred tax assets in future periods and may recognize income tax benefits in future earnings if we determine the realization of these assets is more likely than not.

Liquidity and Capital Resources

        As of June 30, 2008, we had cash and cash equivalents, restricted cash, and short-term investments of $36.9 million, representing an increase of approximately $4.2 million from $32.7 million at December 31, 2007. As of June 30, 2008, $8.6 million of cash and cash equivalents is restricted as a result of the requirements of performance bonds that we are obligated to maintain in connection with some of our long-term contracts in our personal identification systems business. Working capital at June 30, 2008 was $35.6 million, compared to working capital of $35.6 million at December 31, 2007. The increase in cash primarily relates to improved cash flow from operating activities.

         Operating Cash Flow.    The components of operating cash flows were:

	Six Months Ended June 30,
	2008	2007
	(in 000's)
Net income (loss)	$(3,316)	$(1,517)
Non-cash items	11,439	9,764
Changes in operating assets and liabilities	5,857	(1,536)

Net cash provided by (used in) operating activities	$13,980	$6,711

        The major changes in the non-cash charges related to:

  •
  increases in depreciation and amortization from $7.8 million to $9.1 million primarily related to delivery of new programs in the later half of 2007 or implemented during the first half of 2008, and

  •
  increased stock-based compensation expense from $2.0 million to $2.3 million primarily related to the effect of the timing of grants of stock-based awards.

        The major changes in the operating assets and liabilities for the six-month period ended June 30, 2008 primarily related to:

  •
  a decrease in inventory, net of $2.3 million primarily reflecting the sale of a large consumables order purchased in the fourth quarter of 2007 and recognition of revenues and related costs incurred and deferred in prior quarters,

  •
  a decrease in trade accounts receivable, net of $1.0 million primarily reflecting lower, unpaid deferred revenues in the receivables balance,

  •
  an increase in compensation related liabilities of $1.9 million for the Company's 2008 incentive bonus program compared to none recorded in the prior year and $0.3 million of other accrued liabilities in the normal course of business, and

  •
  an increase in trade accounts payable of $1.4 million primarily reflecting increased costs associated with increased revenue and the impact of acquisition related costs, offset by

  •
  a decrease in deferred revenue of $1.0 million primarily reflecting previously invoiced receivables.

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

        The $11.1 million of cash used in investing activities for the six-month period ended June 30, 2008 primarily related to $10.8 million for expenditures of property and equipment on contracts signed over the prior two and one-half years, including capitalization of labor costs of $3.1 million, and $0.3 million in net purchase of short-term investments.

        The $12.8 million of cash used in investing activities for the six-month period ended June 30, 2007 primarily related to $1.7 million in net purchase of short-term investment activities and $11.1 million for the purchase of property and equipment related to new customer contracts, including capitalization of labor costs of $2.9 million.

        The $2.0 million of cash provided by financing activities for the six-month period ended June 30, 2008 resulted primarily from the net issuance of stock of $2.3 million, offset by principal payments on capital leases of $0.3 million.

        The $0.6 million of cash provided by financing activities for the six-month period ended June 30, 2007 resulted primarily from the net issuance of stock of $0.9 million, offset by principal payments on capital leases of $0.3 million.

        Our significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.3 million as of June 30, 2008, and are payable in monthly installments through June 2012. Our obligations under non-cancelable capital leases, which totaled $1.3 million as of June 30, 2008, are payable in monthly installments through April 2012.

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

        We have driver license contracts with various states that are not yet fully deployed and we have pending add-on and upgrade orders. In order to complete these contracts and pending orders, we estimate we will incur approximately $18 million of expenditures. The estimates are derived from information known to us as of quarter end, the time the estimates were prepared. Actual expenditures may vary from our estimates. We anticipate that these expenditures will be recouped through receipts from the related long-term price-per-card agreements and from the value of the add-on and upgrade orders we have received.

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

        In April 2007, we filed a shelf registration with the SEC. The shelf registration is intended to provide us flexibility to raise funds from time to time over a period of up to 3 years, subject to market conditions and our capital needs. Should we complete the pending acquisition of our ID Systems business by L-1, we will withdraw the shelf registration.

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

        In April 2008, FASB issued Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS NO. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on the Company's financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in Part II, Item 1A or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from those results projected or suggested in such forward-looking statements. Statements that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements include but are not limited to statements relating to:

  •
  the timing and completion of the tender offer by, or the merger with, L-1 and spin-off of our digital watermarking business;

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

Changes in Internal Controls

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The plaintiffs allege that the defendants fraudulently inflated the share prices of these companies during and after their initial public offerings through an elaborate scheme characterized by tie-in agreements, undisclosed compensation and analyst conflicts. The plaintiffs also allege that the underwriter defendants required some substantial investors who requested allocations in the initial public offerings to participate in the scheme. Some of our officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 309 cases that have now been consolidated. We are not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court's class certification decision for the six focus cases. In response to that ruling, the plaintiffs amended their master allegations and the focus case complaints, and the defendants moved to dismiss those amended complaints. The court issued an opinion and order on March 26, 2008, essentially denying the motion to dismiss and allowing the case to continue. The cases are currently in settlement discussions. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

(1) Failure to complete the tender offer by, and the merger with, L-1 could negatively affect our stock price and our future businesses and financial results.

        Completion of the tender offer is subject to a minimum tender condition and completion of the spin-off to Digimarc's stockholders or the trust transfer for the benefit of Digimarc's stockholders, and completion of the merger is subject to a number of closing conditions, including obtaining requisite stockholder approvals, if required by law, and completion of the spin-off. Digimarc and L-1 may be unable to satisfy such conditions on a timely basis or at all. If the tender offer and merger are not completed, the price of our common stock may decline and our ongoing businesses may be adversely affected. If we fail to complete and realize any benefits from the merger, we will be subject to a number of risks, including the following:

  •
  we may be required to pay a termination fee of $10.9 million if the merger is terminated under certain circumstances, plus reimbursement of fees and expenses of up to $6.0 million, and if any of these fees and expenses were to be paid we would experience a material negative impact on our financial condition and results of operations;

  •
  we will be required to pay our costs relating to the tender offer and merger, such as legal, accounting, financial advisor and printing fees, whether or not the tender offer and merger are completed, which could be significant; and

  •
  matters relating to the tender offer, merger and spin-off (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

        We could also be subject to litigation related to any failure to complete the tender offer, merger and spin-off. If the tender offer, merger and spin-off are not completed, these risks may materialize and may adversely affect our financial results, stock price and ongoing businesses.

(2) Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit other acquisition proposals may discourage other companies from trying to acquire Digimarc.

        Until the shares are first accepted for payment by L-1 pursuant to the tender offer, or the merger agreement is terminated, with limited exceptions, the merger agreement prohibits us from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than L-1. In addition, we have agreed to pay L-1 a termination fee of $10.9 million and/or fees and expenses incurred in connection with the tender offer, the merger agreement and performance under the merger agreement of up to $6.0 million under specified circumstances. These provisions could discourage other parties from trying to acquire Digimarc for a higher price.

(3) We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

        Except for the year 2003, we have incurred significant net losses from inception. Our accumulated deficit as of June 30, 2008 was $103.4 million. In the second half of 2005 and continuing through 2006, we restructured our operations to improve productivity and reduce fixed costs. During the second quarter of 2006, we accelerated those activities significantly, resulting in a reduction of our workforce by nearly 20%. Overall, our workforce has been reduced by 30% since mid 2005. These actions resulted in an increase in earnings to a near break even level in the second half of 2006. However, in order to achieve sustained profitability, we will need to generate higher revenue than we have in prior years while controlling expenditures. Achieving sustained profitability will depend upon a variety of factors, including the impact of financial accounting mandates requiring us to expense stock options, as well as the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions that prevail from time to time. Finally, various adverse developments including the loss of large contracts or cost overruns on our existing contracts could have a negative impact on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

(4) The loss of any large contract may result in loss of revenue and potential impairment of capital assets and/or intangible assets, including the acceleration of depreciation and/or amortization expense.

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

(5) The majority of our revenue is subject to government procurement processes that may involve unpredictable delays and other unexpected changes which might limit our actual revenue in any given quarter or year.

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

(6) The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

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

(7) We depend on our senior management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

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

(8) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of digital watermarking, its deployment may be slowed and we may be unable to achieve revenue growth—particularly in the media and entertainment sectors.

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

(9) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(10) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

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

(11) We may decline to pursue new, or renew existing, business opportunities in secure ID systems markets due to objectionable terms required by the contracting agencies, or we may agree to objectionable contract terms for competitive reasons.

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

(12) We expect our secure ID systems business to experience variability in gross margins.

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

(13) Our future growth will depend to some extent on our successful implementation of our intellectual property in solutions provided by third parties, including partners and suppliers.

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

(14) The loss of international customers or the failure to find new international customers could adversely affect our profitability and slow our growth.

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

(15) A significant portion of our business depends on contracts with fixed price terms. In the event of inflation occurring, or in the event of cost overruns in connection with such contracts, our margins may be adversely affected.

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

(16) A significant portion of our business depends on contracts that are subject to a variety of terms and conditions, including damage payment obligations, as well as a variety of other provisions that may cause our quarterly results to fluctuate and our anticipated revenue to potentially decrease significantly.

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

(17) Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

(18) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(19) A loss of a material supplier could have a material adverse effect on our ability to perform effectively under some of our contracts.

        We are materially dependent on a limited number of third parties to produce systems or assemblies necessary for us to produce some of our products. The loss of one or more of these suppliers could have a material adverse effect on our ability to perform effectively, if at all, under some of our contracts.

(20) We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

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

(21) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

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

(22) Products that we are developing for new secure identification markets and components and subsystems markets may not be accepted as quickly as we have projected or at all, which may negatively impact our revenues, margins and earnings.

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

(23) We are engaged in several lawsuits alleging violations of securities law and cannot predict the outcome or ultimate cost of these actions with certainty.

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

(24) There is no assurance that our internal controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

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

(25) Some of our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

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

(26) If a judgment were to be entered against us and certain of our officers and directors and our director and officer liability insurance is inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table sets forth information regarding purchases of our equity securities during the three-months ended June 30, 2008, all of which were shares subject to restricted stock awards that we purchased to cover applicable tax withholding obligations when these awards vested.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
April 1, 2008 to April 30, 2008	38	$10.03	—	—
Month 2
May 1, 2008 to May 31, 2008	—	—	—	—
Month 3
June 1, 2008 to June 30, 2008	84	$13.29	—	—

Total	122	$12.27	—	—

Item 4. Submission of Matters to a Vote of Security Holders.

        We held our annual meeting of stockholders on May 1, 2008. Two proposals were voted on by our stockholders.

         Proposal 1:    Election of Three Class III Directors

        Bruce Davis, Brian J. Grossi and James T. Richardson were elected as Class III directors for a term of 3 years. The voting for each director was as follows:

	For	Withheld
Bruce Davis	16,215,489	494,453
Brian J. Grossi	16,028,264	681,678
James T. Richardson	16,222,564	487,378

        The Company's Class I and II directors did not stand for reelection at the annual meeting. The terms of the Company's Class II directors, William J. Miller, Jim Roth and Lloyd G. "Buzz" Waterhouse will continue until the 2009 annual meeting of stockholders. The terms of the Company's Class II directors, Philip J. Monego, Sr., Peter W. Smith and Bernard Whitney, will continue until the 2010 annual meeting of stockholders.

         Proposal 2:    Ratification of the Appointment of Grant Thornton LLP as the Company's Independent Certified Public Accountants

        Grant Thornton was ratified as our independent certified public accountants for the fiscal year ending December 31, 2008 with 15,888,856 votes in favor, 806,240 votes against and 14,845 abstentions.

Item 6. Exhibits.

        See attached exhibit index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2008	DIGIMARC CORPORATION
	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

 EXHIBIT INDEX-*

Exhibit Number	Document
2.1	Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, by and among Digimarc Corporation, L-1 Identity Solutions, Inc. and Dolomite Acquisition Co. (incorporated by reference to Exhibit 2.1 to Digimarc's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2008)
2.2	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated July 17, 2008, by and among Digimarc Corporation, L-1 Identity Solutions, Inc. and Dolomite Acquisition Co. (incorporated by reference to Exhibit 2.1 to Digimarc's Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of Exhibits to the Digimarc's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of Exhibits to Digimarc's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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
PART II. OTHER INFORMATION.
SIGNATURES
EXHIBIT INDEX